Form 10-Q
period 1996-03-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1996-05-10
CIK 929649

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

             /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996

                                       or

             / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission File Number 33-83740
                                              ---------


                      Diamond Cable Communications Plc
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

    England and Wales                                            N/A
- ---------------------------------------                     --------------------
  (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                                    N/A
- ---------------------------------------                     --------------------
(Address of principal executive offices)                    (Zip code)

                               44-115-912-2217
- -------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                   --          --

     The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of March 31, 1996 was 43,754,175.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                     INDEX


                                                                          Page
                                                                          ----
INTRODUCTION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

PART I.   FINANCIAL INFORMATION
- -------   ---------------------

Item 1.   Financial Statements

          Unaudited condensed consolidated statements of
            operations--Three months ended
            March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . .      5

          Unaudited condensed consolidated balance sheets--
            March 31, 1996 and December 31, 1995  . . . . . . . . . . .      6

          Unaudited condensed consolidated statement of
            shareholders' equity -- Three months
            ended March 31, 1996  . . . . . . . . . . . . . . . . . . .      7

          Unaudited condensed consolidated statements of cash
            flows -- Three months ended March 31, 1996
            and 1995  . . . . . . . . . . . . . . . . . . . . . . . . .      8

          Notes to the unaudited condensed consolidated
            financial statements  . . . . . . . . . . . . . . . . . . .      9


Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition . . . . . . . . . . .     11


Part II.  OTHER INFORMATION
- --------  -----------------

Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . .     18


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
- ----------

                                  INTRODUCTION

          Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of
(i) Diamond Cable (Nottingham) Limited ("DCL") and its subsidiaries and (ii) a group of companies acquired by the Company (collectively referred to herein as "LCL"), in both cases through an intermediate holding company, Jewel Holdings Limited. References herein to the "Group" refer to the Company and its subsidiaries, including, since September 27, 1995, LCL. References herein to "Diamond" refer to the Company and its subsidiaries, excluding LCL.

          The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1,113,900 homes and an estimated 56,700 businesses within its thirteen contiguous franchise areas. The above totals do not include the area covered by the proposed Chesterfield local delivery license ("LDL"), for which the Group was the highest bidder when bids were accepted by the ITC on February 12, 1996. The proposed Chesterfield franchise area encompasses approximately 107,000 homes. As of March 31, 1996, the Group's cable television and telecommunications network had passed approximately 318,500 homes and an estimated 17,600 businesses. As of that date, the Group also had approximately 64,000 residential telephone lines, 36,500 cable television subscribers and 11,000 business telephone lines. Through that date, pound sterling 219.6 million had been invested (at original cost) in the construction of the network and related systems.

          On September 27, 1995, the Group acquired substantially all of the share capital of East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited ("EMCC") and East Midlands Cable Holdings Limited ("EMCH" and, together with EMCC and EMCG, "LCL"), which includes three franchises covering an aggregate of 342,000 homes and an estimated 20,100 businesses. On October 4, 1995 the Group acquired the remaining share capital (less than 1%) of LCL not already acquired by it in the September 27 transaction. For financial accounting purposes, the acquisition was given effect as of September 30, 1995.

          This document contains certain forward-looking statements, identified as such, with respect to which the Company is seeking to utilize the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are accompanied by, and should be read in conjunction with, an explanation of important factors that could cause actual results to differ materially from those in the forward-looking statements.

          The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "pound sterling " "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "c." are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.5262 per pound sterling 1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 29, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------------------------------------

                                                                       1995                      1996                    1996
                                                               --------------------    -----------------------       ------------
                                                                                                                       (NOTE 1)
                                                                                          (IN THOUSANDS)
 REVENUE
 Business telecommunications . . . . . . . . . . . . . . . .   pound sterling 1,153      pound sterling 2,371              $3,619
 Residential telephone . . . . . . . . . . . . . . . . . . .                    862                     3,551               5,419
 Cable television  . . . . . . . . . . . . . . . . . . . . .                    492                     1,961               2,993
                                                               --------------------    ----------------------        ------------
                                                                              2,507                     7,883              12,031
                                                               --------------------    ----------------------        ------------

 OPERATING COSTS AND EXPENSES
 Telephone . . . . . . . . . . . . . . . . . . . . . . . . .                   (943)                   (2,680)             (4,090)
 Programming . . . . . . . . . . . . . . . . . . . . . . . .                   (266)                   (1,175)             (1,793)
 Selling, general, and
   administrative  . . . . . . . . . . . . . . . . . . . . .                 (1,773)                   (4,865)             (7,425)
 Depreciation and amortization . . . . . . . . . . . . . . .                 (1,324)                   (4,633)             (7,071)
                                                               --------------------    ----------------------        ------------
                                                                             (4,306)                  (13,353)            (20,379)
                                                               --------------------    ----------------------        ------------


 OPERATING LOSS  . . . . . . . . . . . . . . . . . . . . . .                 (1,799)                   (5,470)             (8,348)


 Unrealized gain on interest rate swap . . . . . . . . . . .                     --                       689               1,052
 Interest income . . . . . . . . . . . . . . . . . . . . . .                  1,307                     1,164               1,776
 Interest expense and
   amortization of debt discount
   and expenses, net . . . . . . . . . . . . . . . . . . . .                 (3,222)                   (9,961)            (15,203)
 Foreign exchange gains/
   (losses), net . . . . . . . . . . . . . . . . . . . . . .                  3,772                    (5,398)             (8,238)
                                                               --------------------    ----------------------        ------------
 PROFIT/(LOSS) BEFORE INCOME TAXES . . . . . . . . . . . . .                     58                   (18,976)            (28,961)
 Income taxes  . . . . . . . . . . . . . . . . . . . . . . .                     --                        --                  --

 NET PROFIT/(LOSS) . . . . . . . . . . . . . . . . . . . . .      pound sterling 58    pound sterling (18,976)           $(28,961)
                                                               ====================    ======================        ============



 See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    AT
                                                                                 DECEMBER
                                                                                   31,

                                                                                   1995
                                                                           ----------------------

                                                                               (IN THOUSANDS)
                                 ASSETS
 Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .      pound sterling 93,308
 Trade receivables (net of allowance
   for doubtful accounts of pound sterling 773 at
   December 31, 1995 and pound sterling 1,051 at
   March 31, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . .                      3,583
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      5,358
 Deferred financing costs (less
   accumulated amortization of
   pound sterling 382 in 1995 and pound sterling 591 in 1996)  . . . .                     12,016
 Property and equipment, net (note 3)  . . . . . . . . . . . . . . . .                    163,721
 Goodwill (less accumulated amortization of pound sterling 1,212 in                        95,748
 1995 and pound sterling 2,424 in 1996)  . . . . . . . . . . . . . . .
 Franchise costs (less accumulated
   amortization of pound sterling 69 in 1995 and                                              438
   pound sterling 77 in 1996)  . . . . . . . . . . . . . . . . . . . .     ----------------------


 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     pound sterling 374,172
                                                                           ======================
                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .      pound sterling 18,627
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                     10,920
 Senior discount notes . . . . . . . . . . . . . . . . . . . . . . . .                    307,729
 Capital lease obligations . . . . . . . . . . . . . . . . . . . . . .                      9,263
 Mortgage loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      2,500
 Shareholders' equity
   Ordinary shares (70,000,000 authorized;
     43,754,175 issued at December 31, 1995 and
     at March 31, 1996)  . . . . . . . . . . . . . . . . . . . . . . .                     1,094
   Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . .                    70,186
   Unrealized (loss)/gain on securities  . . . . . . . . . . . . . . .                      (330)
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .                   (45,817)
                                                                           ----------------------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     pound sterling 374,172
                                                                           ======================


                                                                                              AT MARCH 31,
                                                                               --------------------------------------
                                                                                        1996                   1996
                                                                               ----------------------       ---------
                                                                                                             (NOTE 1)
                                                                                            (IN THOUSANDS)
                                 ASSETS
 Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . .          pound sterling 55,937         $85,371
 Trade receivables (net of allowance
   for doubtful accounts of pound sterling 773 at
   December 31, 1995 and pound sterling 1,051 at
   March 31, 1996) . . . . . . . . . . . . . . . . . . . . . . . . . .                          4,232           6,459
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          4,668           7,124
 Deferred financing costs (less
   accumulated amortization of
   pound sterling 382 in 1995 and pound sterling 591 in 1996)  . . . .                         11,807          18,020
 Property and equipment, net (note 3)  . . . . . . . . . . . . . . . .                        192,422         293,675
 Goodwill (less accumulated amortization of pound sterling 1,212 in                            94,536         144,281
 1995 and pound sterling 2,424 in 1996)  . . . . . . . . . . . . . . .
 Franchise costs (less accumulated
   amortization of pound sterling 69 in 1995 and                                                  430             656
   pound sterling 77 in 1996)  . . . . . . . . . . . . . . . . . . . .         ----------------------       ---------


 TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         pound sterling 364,032        $555,586
                                                                               ======================       =========
                  LIABILITIES AND SHAREHOLDERS' EQUITY

 Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . .          pound sterling 13,097         $19,989
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . .                         10,073          15,373
 Senior discount notes . . . . . . . . . . . . . . . . . . . . . . . .                        322,530         492,245
 Capital lease obligations . . . . . . . . . . . . . . . . . . . . . .                          9,046          13,806
 Mortgage loan . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          2,500           3,816
 Shareholders' equity
   Ordinary shares (70,000,000 authorized;
     43,754,175 issued at December 31, 1995 and
     at March 31, 1996)  . . . . . . . . . . . . . . . . . . . . . . .                          1,094           1,670
   Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . .                         70,186         107,118
   Unrealized (loss)/gain on securities  . . . . . . . . . . . . . . .                            299             456
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . .                        (64,793)        (98,887)
                                                                               ----------------------       ---------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         pound sterling 364,032        $555,586
                                                                               ======================       =========




 See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY


                                                                                                      ADDITIONAL
                                                                             NON-VOTING                  PAID-
                                            ORDINARY SHARES              DEFERRED SHARES (1)          IN-CAPITAL
                                   ---------------------------------   -----------------------   --------------------

                                                             (IN THOUSANDS EXCEPT SHARE DATA)

                                    Number                              Number
                                    ------                              ------
 BALANCE AT JANUARY 1, 1996  .     43,754,175    pound sterling 1,094      6          --         pound sterling 70,186
 Unrealized gain on securities
 Net loss  . . . . . . . . . .
                                  -----------    --------------------   ------     ------        ---------------------
 BALANCE AT MARCH 31, 1996 . .     43,754,175    pound sterling 1,094      6          --         pound sterling 70,186
                                  ===========    ====================   ======     ======        =====================

                                        UNREALIZED
                                       GAIN/(LOSS)                                             TOTAL
                                         ON BONUS                 ACCUMULATED               SHAREHOLDERS'
                                        SECURITIES                  DEFICIT                    EQUITY
                                   --------------------     ----------------------      --------------------

                                                       (IN THOUSANDS EXCEPT SHARE DATA)

 BALANCE AT JANUARY 1, 1996  .     pound sterling (330)     pound sterling (45,817)                  $25,133
 Unrealized gain on securities                     629                          --                       629
 Net loss  . . . . . . . . . .                     (--)                    (18,976)                  (18,976)
                                   --------------------     -----------------------     --------------------
 BALANCE AT MARCH 31, 1996 . .      pound sterling 299      pound sterling (64,793)     pound sterling 6,786
                                   ====================     =======================     ====================


- ---------------

(1) On September 4, 1995, the six A shares were automatically converted into six non-voting deferred shares in accordance with the Articles of Association of the Company.


See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                               -------------------------------------------------------------------
                                                                        1995                      1996                    1996
                                                               ----------------------    -----------------------       -----------
                                                                                                                         (NOTE 1)
                                                                                             (IN THOUSANDS)
 Cash flows from operating activities:
 Net profit/(loss) . . . . . . . . . . . . . . . . . . . . .       pound sterling 58     pound sterling (18,976)         $(28,961)

 Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:

   Depreciation and amortization . . . . . . . . . . . . . .                   1,324                      4,633             7,071
   Unrealized foreign exchange (gains)/losses  . . . . . . .                  (3,750)                     5,296             8,083
   Provision for losses on accounts receivable . . . . . . .                      62                        278               424
   Accretion of Senior Note discount . . . . . . . . . . . .                   3,058                      9,478            14,465
   Amortization of deferred financing costs  . . . . . . . .                      68                        209               319
   Accretion of investment income  . . . . . . . . . . . . .                    (721)                        --                --
   Change in operating assets and liabilities:
     Change in trade receivables . . . . . . . . . . . . . .                    (266)                      (927)           (1,415)
     Change in other assets  . . . . . . . . . . . . . . . .                    (255)                       690             1,053
     Change in accounts payable  . . . . . . . . . . . . . .                     396                     (1,595)           (2,434)
     Change in other liabilities . . . . . . . . . . . . . .                   1,519                       (995)           (1,519)
                                                               ----------------------    -----------------------       -----------

 Net cash provided by/(used in) operating activities . . . .                   1,493                     (1,909)           (2,914)
                                                               ----------------------    -----------------------       -----------
 Cash flows from investing activities:
   Cash invested in property and equipment . . . . . . . . .                 (13,914)                   (36,051)          (55,021)
   Cash invested in marketable securities  . . . . . . . . .                    (991)                        --                --
   Proceeds from disposition of assets . . . . . . . . . . .                      --                          2                 3
   Proceeds from disposition of securities . . . . . . . . .                   1,159                         --                --

                                                               ----------------------    -----------------------       -----------

 Net cash used in investing activities . . . . . . . . . . .                 (13,746)                   (36,049)          (55,018)
                                                               ----------------------    -----------------------       -----------
 Cash flows from financing activities:
   Capital element of capital lease repayments . . . . . . .                    (128)                      (217)             (331)
   Issue of shares and capital contribution (net of
     expenses) . . . . . . . . . . . . . . . . . . . . . . .                   6,576                         --                --
   Net increase in short-term borrowings . . . . . . . . . .                    (739)                        --                --
                                                               ----------------------    -----------------------       -----------

 Net cash provided by/(used in) financing activities . . . .                   5,709                       (217)             (331)
                                                               ----------------------    -----------------------       -----------

 Net decrease in cash and cash equivalents . . . . . . . . .                  (6,544)                   (38,175)          (58,263)
 Cash and cash equivalents at beginning of period  . . . . .                  41,066                     93,308           142,407

 Effect of exchange rate changes on cash equivalents . . . .                      --                        804             1,227
                                                               ----------------------    -----------------------       -----------

 Cash and cash equivalents at end of period  . . . . . . . .   pound sterling 34,522      pound sterling 55,937           $85,371
                                                               ======================    =======================       ===========


 See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PREPARATION

          Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements are stated in pounds sterling (pound sterling ). Merely for convenience the financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.5262 per pound sterling 1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 29, 1996.


2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

          The financial statements as of and for the periods ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1995 Annual Report on Form 10-K filed with the SEC.

3.   PROPERTY AND EQUIPMENT


                                                   LAND AND                     CABLE                       OFFICE
                                                  BUILDINGS                    NETWORK                     EQUIPMENT
                                             --------------------      ----------------------        --------------------
                                                                           (IN THOUSANDS)
 ACQUISITION COSTS

 Balance at January 1, 1996  . . . . .       pound sterling 3,863      pound sterling 170,660        pound sterling 4,701
 Additions . . . . . . . . . . . . . .                         55                      31,589                         472
 Dispositions  . . . . . . . . . . . .                         --                          (2)                       (154)
                                             --------------------      ----------------------        --------------------

 Balance at March 31, 1996 . . . . . .                      3,918                     202,247                       5,019
                                             --------------------      ----------------------        --------------------

 ACCUMULATED DEPRECIATION

 Balance at January 1, 1996  . . . . .                         74                      14,295                       1,450
 Charge for period . . . . . . . . . .                         26                       3,072                         293
 Dispositions  . . . . . . . . . . . .                         --                          (1)                       (154)
                                             --------------------      ----------------------        --------------------

 Balance at March 31, 1996 . . . . . .                        100                      17,366                       1,589
                                             --------------------      ----------------------        --------------------

 MARCH 31, 1996 NET BOOK VALUE . . . .       pound sterling 3,818      pound sterling 184,881        pound sterling 3,430
                                             --------------------      ----------------------        --------------------

 DECEMBER 31, 1995 NET BOOK VALUE  . .       pound sterling 3,789      pound sterling 156,365        pound sterling 3,251
                                             ====================      ======================        ====================


                                                   MOTOR
                                                  VEHICLES                    TOTAL
                                             ------------------      ----------------------
                                                           (IN THOUSANDS)
 ACQUISITION COSTS

 Balance at January 1, 1996  . . . . .       pound sterling 644      pound sterling 179,868
 Additions . . . . . . . . . . . . . .                       --                      32,116
 Dispositions  . . . . . . . . . . . .                       (9)                       (165)
                                             ------------------      ----------------------

 Balance at March 31, 1996 . . . . . .                      635                     211,819
                                             ------------------      ----------------------

 ACCUMULATED DEPRECIATION

 Balance at January 1, 1996  . . . . .                      328                      16,147
 Charge for period . . . . . . . . . .                       22                       3,413
 Dispositions  . . . . . . . . . . . .                       (8)                       (163)
                                             ------------------      ----------------------

 Balance at March 31, 1996 . . . . . .                      342                      19,397
                                             ------------------      ----------------------

 MARCH 31, 1996 NET BOOK VALUE . . . .       pound sterling 293      pound sterling 192,422
                                             ------------------      ----------------------

 DECEMBER 31, 1995 NET BOOK VALUE  . .       pound sterling 316      pound sterling 163,721
                                             ==================      ======================

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

          The Company expended cash to fund investing activities of pound sterling 155.5 million and pound sterling 36.0 million in the year ended December 31, 1995 and the first three months of 1996, respectively. In 1995, net proceeds of pound sterling 56.2 million were received from the sale of marketable securities, and net cash of pound sterling 108.8 million was invested in the LCL acquisition. Net cash provided by financing activities in the year ended December 31, 1995 was pound sterling 212.2 million and net cash used in financing activities was pound sterling 217,000 in the first three months of 1996. The Company's investing activities consisted of the ongoing construction of the network (pound sterling 36.0 million in the first three months of 1996 and pound sterling 102.9 million in 1995). In 1995 and the first three months of 1996, the Company generated negative operating cash flows of pound sterling 4.1 million and pound sterling 1.9 million, respectively.
The Company expects that it will record operating cash flow deficits over the near term as it incurs costs associated with the accelerated expansion of its cable network. Diamond's cash and funding requirements historically have been met principally through equity capital, advances from its shareholders, the issuances of Senior Notes in September 1994 and December 1995 and from bank and lease financing.

          The Company is currently negotiating a senior syndicated bank loan, (the "Proposed Senior Bank Facility") of pound sterling 330 million to help meet the Group's funding requirements. The Company anticipates that the facility will be made available to one or more Group subsidiaries, which will be able to draw on only a portion of such facility until the Group begins to generate specified levels of operating cash flow.

          The Group is obligated by the milestones in its telecommunications licenses and the new LDLs to construct a network to pass an aggregate of 935,301 premises within prescribed time periods. In addition, if the Group is awarded the Chesterfield LDL, it is expected that the Group will be required to pass an additional 92,587 homes. Due to financing constraints previously faced by the Company, the build out of the Company's network did not meet the Company's original regulatory milestones. LCL also had failed to meet its original regulatory milestones. In the past, both Diamond and LCL requested and received appropriate milestone modifications or waivers from the Director General. The Company does not anticipate that it will meet all of its December 31, 1995 individual franchise milestones until May 1996, except for the Lincoln franchise milestones which the Company does not anticipate meeting until July 1996 at the earliest, following a request from Lincoln City Council that the Group slow the pace of construction.

          The Company estimates that the total further cost required for its current construction plan for its network in the Group's franchise areas (including for these purposes the Chesterfield LDL) will be approximately pound sterling 620 million prior to January 1, 2001, although the amount could vary significantly. The Company believes that the proceeds of the offering in December 1995 of Senior Notes, proceeds from the subscriptions for new equity that the Company's shareholders are committed to subscribe for (as described below), the initial tranche available for borrowing under the Proposed Senior Bank Facility, existing cash and cash flows from operations will be sufficient to complete the planned construction through the first quarter of 1997. Thereafter, the Company expects to be able to utilize (through its subsidiaries) the remaining amounts under the Proposed Senior Bank Facility or, if such remaining amounts are not available, to obtain further debt or equity financing.

     The statements in the preceding paragraph are forward-looking in nature. To the extent that (i) the Company is unable to obtain the Proposed Senior Bank Facility or to borrow amounts thereunder, (ii) the Company is unable to issue new equity, (iii) the amounts required to complete the Group's planned build out exceed its estimates or (iv) the Group's operating cash flow does not meet expectations, the Company will require additional debt or other financing. There can be no assurance that any such debt financing will be permitted under the terms of the Group's current and anticipated debt instruments limiting the incurrence of additional debt, or that any such financing will be available on acceptable commercial terms or at all. Further, the amount of funding required by the Group may vary significantly depending on many factors, including the ability of the Group to meet its construction schedule, variations in construction costs, the number of customers and the services they subscribe for, the nature and penetration of new services that may be offered by the Group in the future and changes in technology. The Group may also make franchise acquisitions or investments, including investments in LDLs, or investments in programming, as a result of which additional funds would be required to complete construction of the network.

     Under the terms of the New Senior Notes and, it is expected, under the Proposed Senior Bank Facility, an event of default will occur if the Company has not issued new equity for gross cash proceeds of an aggregate of $100 million or more prior to June 30, 1996. The Company's principal existing shareholders have agreed with the Company to contribute, pro rata to their existing shareholdings, sufficient capital to permit the Company to satisfy this requirement. The failure by the Company to satisfy this requirement could lead to the acceleration of maturity of the Senior Notes issued in December 1995 and to defaults under the terms of the Group's other existing indebtedness, including the Initial Senior Notes. There can be no assurance that the Company would have sufficient financial resources to repay such indebtedness in these circumstances.

          The Group's revenues are denominated in pounds sterling, while its obligations to pay interest and principal on the Initial Senior Notes and the New Senior Notes are denominated in U.S. dollars. Therefore, the Group is subject to currency exchange risks that may adversely affect the Group's ability to meet its obligations under its outstanding debt instruments as they become due.


SELECTED OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1994 and 1995 and at and for the three-month period ended March 31, 1996. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro forma basis as if it had been completed at the beginning of 1995.


                                                                                                 DECEMBER 31,
                                                          1994                                       1995
                                                  ---------------------        ------------------------------------------------
                                                                                    DIAMOND                       LCL
                                                                               --------------------        --------------------
 Homes passed(1) . . . . . . . . . . . . . .                     55,919                     222,335                      58,976
 Homes marketed(1) . . . . . . . . . . . . .                     31,330                      77,657                      48,950
 CABLE TELEVISION
 Basic service subscribers . . . . . . . . .                      8,936                      20,261                      10,488
 Penetration rate of homes marketed(2) . . .                       28.5%                       26.1%                       21.4
 Average monthly revenue per subscriber(3) .       pound sterling 14.71        pound sterling 16.80        pound sterling 18.89
 Churn(4)  . . . . . . . . . . . . . . . . .                       28.5%                       35.5%                       31.0
 RESIDENTIAL TELEPHONE
 Residential lines connected . . . . . . . .                     14,150                      36,122                      16,576
 Penetration rate of homes marketed(2) . . .                       45.2%                       46.5%                       33.9
 Average monthly revenue per line(5) . . . .       pound sterling 18.83        pound sterling 18.68        pound sterling 22.19
 Churn(4)  . . . . . . . . . . . . . . . . .                       13.8%                       13.9%                       17.2
 BUSINESS TELECOMMUNICATIONS
 Business customers  . . . . . . . . . . . .                        979                       1,627                         772
 Business lines connected  . . . . . . . . .                      3,928                       7,036                       2,843
 Private circuits(6) . . . . . . . . . . . .                         70                         151                          10
 Average lines per business(7) . . . . . . .                        4.0                         4.3                         3.7
 Average monthly revenue per line(8) . . . .       pound sterling 88.68        pound sterling 74.60        pound sterling 59.60


                                                      DECEMBER 31,
                                                          1995
                                                  --------------------             MARCH 31
                                                        COMBINED                     1996
                                                  --------------------        --------------------
 Homes passed(1) . . . . . . . . . . . . . .                   281,311                     318,541
 Homes marketed(1) . . . . . . . . . . . . .                   126,607                     152,914
 CABLE TELEVISION
 Basic service subscribers . . . . . . . . .                    30,749                      36,574
 Penetration rate of homes marketed(2) . . .                      24.3%                       23.9%
 Average monthly revenue per subscriber(3) .      pound sterling 17.62        pound sterling 18.99
 Churn(4)  . . . . . . . . . . . . . . . . .                      33.8%                       36.6%
 RESIDENTIAL TELEPHONE
 Residential lines connected . . . . . . . .                    52,698                      64,095
 Penetration rate of homes marketed(2) . . .                      41.6%                       41.9%
 Average monthly revenue per line(5) . . . .      pound sterling 19.88        pound sterling 19.88
 Churn(4)  . . . . . . . . . . . . . . . . .                      15.0%                       16.0%
 BUSINESS TELECOMMUNICATIONS
 Business customers  . . . . . . . . . . . .                     2,399                       2,714
 Business lines connected  . . . . . . . . .                     9,879                      11,054
 Private circuits(6) . . . . . . . . . . . .                       161                         175
 Average lines per business(7) . . . . . . .                       4.1                         4.1
 Average monthly revenue per line(8) . . . .      pound sterling 70.23        pound sterling 70.70

- --------------------

(1) Homes marketed is the number of homes passed for which the initial marketing phase has been completed. Homes marketed in Diamond's franchise areas were substantially (65% and 61%) below homes passed at December 31, 1995 and March 31, 1996 respectively due principally to the significant acceleration in construction by the Company and the lead times associated with activating additional remote hub and switch sites. Homes passed in Diamonds franchise areas increased by 199,932 homes (357%) from December 31, 1994 to March 31, 1996.

(2) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television or the number of residential lines connected, as the case may be, on the given date by the total number of homes marketed for the given service as of such date, expressed as a percentage.

(3) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), or by three (for the three months ended March 31, 1996).

(4) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1996 is annualized by multiplying the amount as calculated above by 4.

(5) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995) or by three (for the three months ended March 31, 1996).

(6) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(7) Average lines per business is calculated by dividing the number of business lines connected on the given date by the number of business customers on such date.

(8) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), or by three (for the three months ended March 31, 1996).


RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
1995 AND 1996

          The Group continued to experience significant increases in its subscribers, revenues and expenses during the three-month period ended March 31, 1996. In general, such increases were attributable to the Group's continued network construction and marketing of new homes and businesses.
Homes passed by the network increased by 37,230 homes (13%) from December 31, 1995 to March 31, 1996. The number of homes that had been passed by construction at March 31, 1996 exceeded homes marketed by 165,627 compared to a difference of 154,704 homes at December 31, 1995. The accelerated pace of construction coupled with the lead times between construction, activation and marketing and the time required to construct and activate additional remote hub and switch sites for the larger network resulted in the increase in homes passed but not yet marketed.

     REVENUE

          For the three months ended March 31, 1996, total revenues were pound sterling 7.8 million, a 214% increase over total revenues of pound sterling 2.5 million for the comparable period in 1995. This growth is attributable to increases in revenues in all three of Diamond's primary lines of business and additional revenues of pound sterling 2.5 million resulting from the inclusion of LCL's results for the three months ended March 31, 1996.

     Business Telecommunications. Business telecommunications revenue was pound sterling 2.3 million for the three-month period ended March 31, 1996, compared to pound sterling 1.1 million for the comparable period in 1995, representing an increase of 105%. This growth was due primarily to an increase in the number of Diamond's business lines installed from 4,456 at March 31, 1995 to 7,940 at March 31, 1996 and the inclusion of pound sterling 594,000 of revenue attributable to LCL in the three months to March 31, 1996. There were 3,114 business lines for the LCL operation at March 31, 1996. The growth in the number of business lines for Diamond is partially offset by lower monthly revenue per line. The monthly revenue per line for Diamond decreased to pound sterling 73.04 in the three months ended March 31, 1996 from pound sterling
83.00 in the comparable period in 1995. This decline continued the trend over the past several quarters and was due to a combination of (i) Diamond's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (Diamond operated 667 Centrex lines at March 31, 1995 compared to 1,849 Centrex lines at March 31, 1996.), (ii) the installation for existing customers of an increasing number of lines dedicated to incoming calls in addition to existing lines dedicated solely to outgoing calls and (iii) a reduction in certain tariffs in response to price reductions by the competition.

          Residential Telephone. Residential telephone revenue increased 312% in the three months ended March 31, 1996 over the amount for the corresponding period in 1995. The growth in residential telephone revenue resulted from an increase in the number of Diamond's residential telephone lines from 16,812 at March 31, 1995 to 45,033 at March 31, 1996 and the inclusion of pound sterling 1,273,000 of residential telephone revenue for LCL for the three months to March 31, 1996. Monthly revenue per line for Diamond increased from pound sterling 18.36 for the three-month period ended March 31, 1995 to pound sterling 18.44 in the three-month period ended March 31, 1996. At the same time, Diamond's line penetration rate of homes marketed of 45.6% at March 31, 1996 remained relatively stable as compared to the 45.8% at March 31, 1995.

          Cable Television. Cable television revenues increased 298% from pound sterling 492,000 in the three months ended March 31, 1995 to pound sterling 1.9 million in the comparable period in 1996. This growth in cable television revenue was primarily due to a combination of (i) an increase in the number of Diamond's cable television subscribers which rose from 9,481 at March 31, 1995 to 24,847 at March 31, 1996, (ii) an increase in the average monthly revenue per subscriber from pound sterling 17.25 in the three months ended March 31, 1995 to pound sterling 18.89 in the three months ended March 31, 1996 and (iii) the inclusion of cable television revenue for LCL for the three months to March 31, 1996 of pound sterling 647,000. The increase in average revenue per subscriber is primarily due to increases in cable television pricing.

          Penetration of homes marketed can be affected by churn. The Group's churn rate (annualized) for the first three months of 1996 was 36.6% as compared to 33.8% for the 1995 full year and 46.9% for the first three months of 1995. Diamond's churn rate was 40.2% during the first quarter of 1996, as compared to 56.5% during the first quarter of 1995 and 35.5% for the year ended December 31, 1995. Cable television churn tends to be subject to seasonal variations with the highest churn experienced in the early months of each year.

     OPERATING COSTS AND EXPENSES

          Telephone expenses, consisting principally of interconnect charges payable to British Telecommunications PLC ("BT") and Mercury Communications Limited ("Mercury"), increased from pound sterling 943,000 for the three-month period ended March 31, 1995 to pound sterling 2,680,000 for the comparable period in 1996, an increase of 184%. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 46.8% for the three-month period ended March 31, 1995 to 45.2% for the comparable period in 1996 due in part to reduced interconnect charges from BT and Mercury.

          Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from pound sterling 266,000 for the three-month period ended March 31, 1995 to pound sterling 1,175,000 for the comparable period in 1996, a 342% increase. As a percentage of cable television revenues, these direct costs were 54% for the three-month period ended March 31, 1995 and 60% for the same period in 1996. The percentage increase in the first quarter of 1996 compared to the first quarter of 1995 stemmed from an increase in rates charged by certain programming suppliers and increases in the number of channels provided as part of program packages, which were not fully offset by increases in the subscriber rate charged by Diamond.

          Selling, general and administrative expenses increased by 174% from pound sterling 1.8 million for the three-month period ended March 31, 1995 to pound sterling 4.8 million for the comparable period in 1996. The increases were due to a combination of increased sales commissions and higher administration costs associated with the expansion of the Group's business and the inclusion of expenses of pound sterling 687,000 related to LCL during the first three months of 1996.

          Depreciation and amortization expenses increased by 250% when comparing the three-month period ended March 31, 1995 to the comparable period in 1996. These increases were attributable to the increasing size of the Company's network as well as the LCL acquisition.

     INTEREST AND OTHER INCOME/EXPENSES

          Net interest expense was pound sterling 1.9 million and pound sterling 8.8 million during the first three months of 1995 and 1996, respectively. The 1996 increase is due primarily to the accretion of the discount on the Senior Notes of pound sterling 9.4 million, and other interest expense of pound sterling 0.5 million, which was partially offset by interest received of pound sterling 1.1 million through temporary investment of the proceeds of the Senior Notes.

     Other expenses during 1996 included an unrealized gain of pound sterling 689,000 on the mark-to-market valuation of an interest rate swap commitment.

     FOREIGN EXCHANGE

          A substantial portion of the Group's existing debt obligations are denominated in dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities are reported as part of the profit or loss of the Group. For the three months ended March 31, 1996, the Group has recognized an unrealized foreign exchange loss on the translation of its Senior Note liability of pound sterling 5.3 million and a net realized foreign exchange loss of pound sterling 75,000 relating to its operations.

          The Company does not expect to enter into transactions to hedge the risk of exchange rate fluctuations but keeps its position under review. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group's ability to satisfy its debt obligations.

     NET PROFIT/LOSS

          As a result of the foregoing factors, Diamond had net losses of pound sterling 19.0 million in the three-month period ended March 31, 1996, compared to a net profit of pound sterling 58,000 recorded in the comparable period of 1995.

                        DIAMOND CABLE COMMUNICATIONS PLC

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

               None.

     (b)  Reports on Form 8-K -

               None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIAMOND CABLE COMMUNICATIONS PLC


Date: May 9, 1996                            By:  /s/ ROBERT GOAD
                                                 ------------------------
                                                 Robert Goad
                                                 (Chief Executive Officer)



Date: May 9, 1996                            By:  /s/ NICHOLAS MILLARD
                                                 ------------------------
                                                 Nicholas Millard
                                                 (Chief Financial Officer)



Date: May 9,  1996                           By:  /s/ DUNCAN CRAIG
                                                 ------------------------
                                                 Duncan Craig
                                                 (Chief Accounting Officer)

EXHIBIT INDEX
- -------------

Exhibit No.            Description
- ----------             -----------
EX-27                  Financial Data Schedule