Form 10-Q
period 1996-06-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1996-08-14
CIK 929649

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       or

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 33-83740

                        Diamond Cable Communications Plc
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  England and Wales                                         N/A
- -----------------------------------------------------          -----------------------------
           (State or other jurisdiction of                           (I.R.S. Employer
           incorporation or organization)                           Identification No.)
            Diamond Plaza, Daleside Road
             Nottingham NG2 3GG, England                                    N/A
- -----------------------------------------------------          -----------------------------
      (Address of principal executive offices)                          (Zip code)

                                44-115-912-2217
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X            No   ___

The number of shares outstanding of the Registrant's Ordinary Shares of 2.5 pence each outstanding as of June 30, 1996 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                     INDEX

                                                                                        PAGE
                                                                                        -----
INTRODUCTION..........................................................................      3
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements
          Unaudited condensed consolidated statements of operations -- Three and six
            months ended June 30, 1996 and 1995.......................................      5
          Unaudited condensed consolidated balance sheets -- June 30, 1996 and
            December 31, 1995.........................................................      6
          Unaudited condensed consolidated statements of shareholders' equity -- Three
            and six months ended June 30, 1996........................................      7
          Unaudited condensed consolidated statements of cash flows -- Six months
            ended June 30, 1996 and 1995..............................................      8
          Notes to the unaudited condensed consolidated financial statements..........      9
Item 2.   Management's Discussion and Analysis of Results of Operations and Financial
            Condition.................................................................     11
Part II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K............................................     20
SIGNATURES............................................................................     21

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

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1,229,900 homes and an estimated 60,600 businesses within its fifteen contiguous franchise areas. The above totals include the areas covered by the Chesterfield, Lincolnshire and South Humberside and Vale of Belvoir local delivery licences which the Group has been awarded but which have not yet been formally granted. As of June 30, 1996, the Group's cable television and telecommunications network had passed by civils approximately 369,000 homes and an estimated 19,700 businesses, of which approximately 242,800 homes and an estimated 14,200 businesses had been activated. As of that date, the Group also had approximately 78,400 residential telephone lines, 44,400 cable television subscribers and 15,270 business telephone lines. Through that date, L252 million had been invested (at original cost) in the construction of the network and related systems.

     On September 27, 1995, the Group acquired substantially all of the share capital of East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited ("EMCC") and East Midlands Cable Holdings Limited ("EMCH" and, together with EMCC and EMCG, "LCL"), which includes three franchises covering an aggregate of approximately 342,000 homes and an estimated 20,100 businesses. On October 4, 1995 the Group acquired the remaining share capital (less than 1%) of LCL not already acquired by it in the September 27 transaction. For financial accounting purposes, the acquisition was given effect as of September 30, 1995.

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

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "L" "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "c" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.5529 per L1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on June 28, 1996.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                               --------------------------------     --------------------------------
                                 1995        1996        1996         1995        1996        1996
                               --------    --------    --------     --------    --------    --------
                                                       (NOTE 1)                             (NOTE 1)
                                                          (IN THOUSANDS)
Revenue
Business
  telecommunications........   L  1,247    L  2,682    $  4,165     L  2,400    L  5,053    $  7,847
Residential telephone.......      1,158       4,331       6,726        2,020       7,882      12,240
Cable television............        592       2,327       3,613        1,084       4,288       6,659
                               --------    --------    --------     --------    --------    --------
                                  2,997       9,340      14,504        5,504      17,223      26,746
Operating costs and expenses
Telephone...................     (1,118)     (3,193)     (4,958)      (2,061)     (5,873)     (9,120)
Programming.................       (316)     (1,388)     (2,155)        (582)     (2,563)     (3,980)
Selling, general and
  administrative............     (2,237)     (5,688)     (8,833)      (4,010)    (10,553)    (16,388)
Depreciation and
  amortization..............     (1,528)     (5,102)     (7,923)      (2,852)     (9,735)    (15,118)
                               --------    --------    --------     --------    --------    --------
                                 (5,199)    (15,371)    (23,869)      (9,505)    (28,724)    (44,606)
                               --------    --------    --------     --------    --------    --------
Operating loss..............     (2,202)     (6,031)     (9,365)      (4,001)    (11,501)    (17,860)
Unrealised gain/(loss) on
  interest rate swap........         --        (370)       (575)          --         319         495
Interest income.............      1,144         704       1,093        2,355       1,868       2,901
Interest expense and
  amortization of debt
  discount and expenses.....     (3,408)    (10,168)    (15,790)      (6,534)    (20,129)    (31,258)
Foreign exchange
  gains/(losses), net.......     (3,296)      5,539)      8,602          476         141         219
                               --------    --------    --------     --------    --------    --------
Loss before income taxes....     (7,762)    (10,326)    (16,035)      (7,704)    (29,302)    (45,503)
Income taxes................         --          --          --           --          --          --
                               --------    --------    --------     --------    --------    --------
Net loss....................   L (7,762)   L(10,326)   $(16,035)    L (7,704)   L(29,302)   $(45,503)
                               ========    ========    ========     ========    ========    ========

  See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        AT DECEMBER 31,          AT JUNE 30,
                                                        ---------------     ----------------------
                                                             1995             1996         1996
                                                        ---------------     --------     ---------
                                                                                         (NOTE 1)
                                                                      (IN THOUSANDS)
                                              ASSETS
Cash and cash equivalents.............................     L  93,308        L 93,020     $ 144,451
Trade receivables (net of allowance for doubtful
  accounts of L773 at December 31, 1995 and L1,136 at
  June 30, 1996)......................................         3,583           5,652         8,777
Other assets..........................................         5,358           5,890         9,146
Deferred financing costs (less accumulated
  amortization of L382 in 1995 and L840 in 1996)......        12,016          12,444        19,324
Property and equipment, net (note 3)..................       163,721         220,911       343,053
Goodwill (less accumulated amortization of L1,212 in
  1995 and L3,638 in 1996)............................        95,748          93,322       144,920
Franchise costs (less accumulated amortization of L69
  in 1995 and L86 in 1996)............................           438             428           665
                                                            --------        --------      --------
TOTAL ASSETS..........................................     L 374,172        L431,667     $ 670,336
                                                            ========        ========      ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable......................................     L  18,627        L 21,860     $  33,946
Other liabilities.....................................        10,920          11,312        17,566
Senior discount notes.................................       307,729         326,597       507,172
Capital lease obligations.............................         9,263           8,753        13,593
Mortgage loan.........................................         2,500           2,500         3,882
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
     43,754,175 issued at December 31, 1995
     and 59,138,791 issued at June 30, 1996)..........         1,094           1,479         2,297
  Non-voting deferred shares..........................            --              --            --
  Additional paid-in-capital..........................        70,186         134,465       208,811
  Unrealized loss on securities.......................          (330)           (180)         (279)
  Accumulated deficit.................................       (45,817)        (75,119)     (116,652)
                                                            --------        --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............     L 374,172        L431,667     $ 670,336
                                                            ========        ========      ========

  See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY

                                                                                       UNREALIZED                       TOTAL
                                                    NON-VOTING        ADDITIONAL       GAIN/(LOSS)    ACCUMULATED   SHAREHOLDERS'
                              ORDINARY SHARES     DEFERRED SHARES   PAID-IN-CAPITAL   ON SECURITIES     DEFICIT        EQUITY
                             ------------------   ---------------   ---------------   -------------   -----------   -------------
                                NUMBER            NUMBER
                             ---------            ------
                                                               (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE AT JANUARY 1,
  1996.....................  43,754,175  L1,094      6         --      L  70,186          L(330)       L (45,817)     L  25,133
Shares issued and capital
  contributions (net of
  expenses)................  15,384,616     385     --         --         64,279                                         64,664
Unrealized gain on
  securities...............                                                                 150                             150
Net loss...................                                                                              (29,302)       (29,302)
                                                     -
                             ---------   ------            ------       --------          -----         --------        -------
BALANCE AT JUNE 30, 1996...  59,138,791  L1,479      6         --      L 134,465          L(180)       L (75,119)     L  60,645
                             =========   ======      =     ======       ========          =====         ========        =======
BALANCE AT APRIL 1, 1996...  43,754,175  L1,094      6         --      L  70,186          L 299        L (64,793)     L   6,786
Shares issued and capital
  contributions (net of
  expenses)................  15,384,616     385     --         --         64,279                                         64,664
Unrealized loss on
  securities...............                                                                (479)                           (479)
Net loss...................                                                                              (10,326)       (10,326)
                                                     -
                             ---------   ------            ------       --------          -----         --------        -------
BALANCE AT JUNE 30, 1996...  59,138,791  L1,479      6         --      L 134,465          L(180)       L (75,119)     L  60,645
                             =========   ======      =     ======       ========          =====         ========        =======

  See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------------
                                                               1995         1996         1996
                                                              -------     --------     --------
                                                                                       (NOTE 1)
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net loss..................................................    L(7,704)    L(29,302)    $(45,503)
Adjustments to reconcile net profit/loss to net cash
  provided by/(used in) operating activities:
  Depreciation and amortization...........................      2,852        9,735       15,117
  Unrealized foreign exchange gains.......................       (826)        (237)        (368)
  Loss on disposition of assets...........................         --           11           17
  Provision for losses on accounts receivable.............        140          363          564
  Accretion of Senior Note discount.......................      6,392       19,090       29,645
  Amortization of deferred financing costs................        142          458          711
  Accretion of investment income..........................        (80)          --           --
  Profit on sale of investments...........................     (1,505)          --           --
  Change in operating assets and liabilities:
     Change in trade receivables..........................       (964)      (2,432)      (3,777)
     Change in other assets...............................     (3,533)        (532)        (826)
     Change in accounts payable...........................        559        3,841        5,965
     Change in other liabilities..........................      3,381          659        1,024
                                                              -------     --------     --------
Net cash provided by/(used in) operating activities.......     (1,146)       1,654        2,569
                                                              -------     --------     --------
Cash flows from investing activities:
  Cash invested in property and equipment.................    (39,288)     (65,119)    (101,123)
  Cash invested in marketable securities..................    (17,445)          --           --
  Proceeds from disposition of assets.....................         --           18           28
  Proceeds from disposition of securities.................     42,856           --           --
  Cash paid for franchises................................         --           (7)         (11)
                                                              -------     --------     --------
Net cash used in investing activities.....................    (13,877)     (65,108)    (101,106)
                                                              -------     --------     --------
Cash flows from financing activities:
  Capital element of capital lease repayments.............       (494)        (510)        (792)
  Issue of shares and capital contributions (net of
     expenses)............................................      6,561       64,664      100,416
  Net increase in short-term borrowings...................        503           --           --
  Debt financing costs (note 4)...........................         --       (1,153)      (1,790)
                                                              -------     --------     --------
Net cash provided by financing activities.................      6,570       63,001       97,834
                                                              -------     --------     --------
Net decrease in cash and cash equivalents.................     (8,453)        (453)        (703)
Cash and cash equivalents at beginning of period..........     41,066       93,308      144,898
Effect of exchange rate changes on cash and cash
  equivalents.............................................         --          165          256
                                                              -------     --------     --------
Cash and cash equivalents at end of period................    L32,613     L 93,020     $144,451
                                                              =======     ========     ========

  See the accompanying notes to the Unaudited Condensed Consolidated Financial
                                  Statements.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements are stated in pounds sterling (L). Merely for convenience the financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.5529 per L1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 28, 1996.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The financial statements as of and for the periods ended June 30, 1996 and 1995 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1995 Annual Report on Form 10-K filed with the SEC.

3.   PROPERTY AND EQUIPMENT


                                          LAND AND     CABLE       OFFICE       MOTOR
                                          BUILDINGS   NETWORK     EQUIPMENT    VEHICLES     TOTAL
                                          --------    --------    ---------    --------    --------
                                                              (IN THOUSANDS)
    Acquisition costs
    Balance at January 1, 1996..........  L  3,863    L170,660    L   4,701    L    644    L179,868
    Additions...........................       505      62,546        1,448          12      64,511
    Dispositions........................        --          (2)        (154)       (136)       (292)
    Reclassification....................       467         (10)        (457)         --          --
                                          --------    --------     --------    --------    --------
    Balance at June 30, 1996............     4,835     233,194        5,538         520     244,087
                                          --------    --------     --------    --------    --------
    Accumulated depreciation
    Balance at January 1, 1996..........        74      14,295        1,450         328      16,147
    Charge for period...................        63       6,518          665          46       7,292
    Dispositions........................        --          (1)        (154)       (108)       (263)
    Reclassification....................        90         (50)         (40)         --          --
                                          --------    --------     --------    --------    --------
    Balance at June 30, 1996............       227      20,762        1,921         266      23,176
                                          --------    --------     --------    --------    --------
    June 30, 1996 net book value........  L  4,608    L212,432    L   3,617    L    254    L220,911
                                          --------    --------     --------    --------    --------
    December 31, 1995 net book value....  L  3,789    L156,365    L   3,251    L    316    L163,721
                                          ========    ========     ========    ========    ========

     The reclassification to land and buildings more appropriately allocates expenditure on leasehold properties.

4.   DEBT FINANCING COSTS

     Debt financing costs consist of payments to holders of the Initial Senior Notes in connection with their consent to certain amendments to the Initial Senior Notes indenture which were made to conform certain provisions thereof to provisions of the New Senior Notes indenture.

5.   COMMITMENTS AND CONTINGENCIES

     The Company is obligated under the terms of its existing licenses, and under the milestone requirements of its local delivery licenses ("LDLs"), to construct cable systems passing a predetermined number of premises. Should the Company fail to achieve these milestones, without license modifications, the Director General could commence proceedings to require compliance. Similarly, the Independent Television Commission ("ITC") may commence proceedings to require compliance with the build milestones in the LDLs. If the Company is unable to comply, its license in respect of which milestones have not been met could be revoked, which could have a material adverse effect on the Company.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company expended cash to fund investing activities of L155.5 million and L65.1 million in the year ended December 31, 1995 and the first six months of 1996, respectively. Net cash provided by financing activities in the year ended December 31, 1995 was L212.2 million and net cash provided by financing activities was L63.0 million in the first six months of 1996 of which L64.6 million was provided by the issue of equity referred to below. The Company's investing activities consisted of the ongoing construction of the network (L65.1 million in the first six months of 1996 and L102.9 million in 1995). In 1995 the Company's net cash used in operating activities was L4.1 million and in the six months to June 30, 1996 the Company's net cash provided by operating activities was L1.6 million. Diamond's cash and funding requirements historically have been met principally through equity capital, advances from its shareholders, the issuances of Senior Notes in September 1994 and December 1995 and from bank and lease financing.

     In August 1996, certain of the Company's subsidiaries entered into a senior syndicated bank loan (the "Senior Bank Facility") of L340 million to help meet the Group's funding requirements. Indebtedness under the Senior Bank Facility will be incurred by a subsidiary of the Company, guaranteed by the Company's other subsidiaries and secured by a lien on the assets of Jewel and its subsidiaries and a pledge of the issued shares of the Company's subsidiaries other than Jewel but including DCL and LCL.

     The Senior Bank Facility is divided into two tranches. The aggregate amount that may be drawn down under both tranches at any time is no more than L340 million. These drawings are subject to the satisfaction of certain conditions at the time of each drawing. The Tranche A draw downs bear interest at adjusted sterling LIBOR plus a margin. All Tranche A borrowings are expected to be capable of being refinanced with borrowings under Tranche B (if available). Tranche B borrowings up to a stated amount are subject to additional conditions, including conditions relating to operating cash flow of Jewel's subsidiaries which are not currently met. Tranche B borrowings bear interest at adjusted sterling LIBOR plus a margin that is lower than the margin on Trance A borrowings and varies depending upon the leverage ratio of Jewel and its subsidiaries. The loan will require quarterly repayment of outstanding principal amounts beginning in 2001, with final repayment in 2004. The Senior Bank Facility contains various covenants, including financial covenants restricting the leverage of Jewel and its subsidiaries and requiring the maintenance of specified interest and fixed charge coverage ratios and operating cash flow, restricting a change of control of the Company or Jewel and restricting the payment of dividends.

     As required by the terms of the New Senior Notes, the Company issued additional ordinary shares for proceeds of $100 million (L64.6 million net of issue costs) in June 1996. These shares were issued to the Company's existing investors.

     The Group is obligated by the milestones in its telecommunications licenses and the new LDLs to construct a network to pass an aggregate of 1,032,463 premises within prescribed time periods. Due to financing constraints previously faced by the Company, the build-out of the Company's network did not meet the Company's original regulatory milestones. LCL also failed to meet its original regulatory milestones. In the past, both Diamond and LCL requested and received appropriate milestone modifications or waivers from the Director General of the Office of Telecommunications ("OFTEL").

     At December 31, 1995, the Group was obligated to meet specified milestones in eight of the Group's franchise areas where building was due to have commenced. Compliance with the milestones in these areas is in each case monitored by OFTEL. During June 1996, OFTEL informed the Company that it did not agree with the Company's historical method for calculating compliance with its milestone obligations and that the number of premises passed should be based only on the number of premises activated (the number of premises that can be connected to the cable network without further extension of transmission lines, apart from the final drop to the home). In calculating premises passed, the Company had historically included premises passed by civils construction (premises with ducting buried outside) but not yet activated. Based on OFTEL's method of calculating premises passed, at June 30, 1996 the Group failed to meet its year-end 1995 milestones in six of its eight franchise areas. In three of these franchise areas -- Grantham, Newark-on-Trent and Melton Mowbray, the 1995 year-end milestones represented the final milestones required under each license.

     The Company has renegotiated its milestone obligations with OFTEL. In the five franchise areas where the final milestone has not yet fallen due, the Director General of OFTEL has formally modified the interim but not the final milestone obligations under the licenses to provide new quarterly milestones. In the other three franchise areas, OFTEL has not made any formal modification to the existing licenses but has indicated that it does not currently intend to take immediate action to enforce the licenses, on the condition that the Group meet the final milestones in November 1996 or, in the case of Melton Mowbray, October 1996.

     In the seven franchise areas in which the Group has been granted or awarded LDLs by the Independent Television Commission (the "ITC"), the Group is formally required under the LDLs to meet its first milestone obligations by year-end 1996 or, in the case of two LDLs recently awarded, year-end 1997. However, due to delays by the Department of Trade and Industry in the granting of telecommunications licenses, which are required before construction can commence, the ITC's Director of Cable & Satellite has indicated that, in the case of five franchises where there is a year-end 1996 milestone, he will recommend to the ITC (subject to its formal approval at its September 1996 meeting) that the ITC formally modify the Group's licenses to remove milestones that fall due at year-end 1996 and otherwise shift the annual milestones back by 12 months.

     Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. In addition, under the Senior Banking Facility failure to meet the Group's milestone obligations could under certain circumstances prevent further borrowing or result in an event of default.

     The Company estimates that the total further cost required for its current construction plan for its network in the Group's franchise areas will be approximately L585 million prior to January 1, 2001, although the amount could vary significantly. The Company believes that available cash resources, the initial tranche available for borrowing under the Senior Bank Facility and cash flows from operations will be sufficient to complete the planned construction through the first quarter of 1997. Thereafter, the Company expects to be able to utilize (through its subsidiaries) the remaining amounts under the Senior Bank Facility or, if such remaining amounts are not available, to obtain further debt or equity financing.

     The statements in the preceding paragraph are forward-looking in nature. To the extent that (i) the Company is unable to borrow amounts under the Senior Bank Facility, (ii) the amounts required to complete the Group's planned build out exceed its estimates or (iii) the Group's operating cash flow does not meet expectations, the Company will require additional debt or other financing. There can be no assurance that any such debt financing will be permitted under the terms of the Group's current debt instruments limiting the incurrence of additional debt, or that any such financing will be available on acceptable commercial terms or at all. Further, the amount of funding required by the Group may vary significantly depending on many factors, including the ability of the Group to meet its construction schedule, variations in construction costs, the number of customers and the services they subscribe for, the nature and penetration of new services that may be offered by the Group in the future and changes in technology. The Group may also make franchise acquisitions or investments, including investments in LDLs, or investments in programming, as a result of which additional funds would be required to complete construction of the network.

     The Group's revenues are denominated in pounds sterling, while its obligations to pay interest and principal on the Initial Senior Notes and the New Senior Notes are denominated in U.S. dollars. Therefore, the Group is subject to currency exchange risks that may adversely affect the Group's ability to meet its obligations under its outstanding debt instruments as they become due.

SELECTED OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1994 and 1995 and at and for the three month period ended March 31, 1996 and the six-month period ended June 30, 1996. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro forma basis as if it had been completed at the beginning of 1995.


                                                 DECEMBER 31,
                                     -------------------------------------
                                                                               MARCH 31,    JUNE 30,
                                      1994                                       1996         1996
                                     ------                                    ---------    --------
                                                          1995
                                              ----------------------------
                                              DIAMOND      LCL     COMBINED
                                              -------     ------   -------
Homes passed by civils(1).........   55,919   222,335     58,976   281,311      318,541      369,194
Homes activated(2)................   32,033   105,951     51,955   157,906      193,497      242,827
Homes marketed(3).................   31,330    77,657     48,950   126,607      152,914      190,551
CABLE TELEVISION
Basic service subscribers.........    8,936    20,261     10,488    30,749       36,574      44,402
Penetration rate of homes
  marketed(4).....................     28.5%     26.1%      21.4%     24.3%        23.9%       23.3%
Average monthly revenu per
  subscriber(5)...................   L14.71    L16.80     L18.89    L17.62       L18.99      L18.54
Churn(6)..........................     28.5%     35.5%      31.0%     33.8%        36.6%       37.4%
RESIDENTIAL TELEPHONE
Residential lines connected.......   14,150    36,122     16,576    52,698       64,095      78,429
Penetration rate of homes
  marketed(4).....................     45.2%     46.5%      33.9%     41.6%        41.9%       41.2%
Average monthly revenue per
  line(7).........................   L18.83    L18.68     L22.19    L19.88       L19.88      L19.63
Churn(6)..........................     13.8%     13.9%      17.2%     15.0%        16.0%       17.9%
Business telecommunications
Business customers................      979     1,627        772     2,399        2,714       3,156
Business lines connected..........    3,928     7,036      2,843     9,879       11,054      15,273
Private circuits(8)...............       70       151         10       161          175         194
Average lines per business(9).....      4.0       4.3        3.7       4.1          4.1         4.8
Average monthly revenue per
  line(10)........................   L88.68    L74.60     L59.60    L70.23       L70.70      L60.95

(1) Homes passed by civils is the number of homes that have had ducting buried outside.

(2) Homes activated is the number of homes that can be connected to the cable network without further extension of transmission lines, apart from the final drop to the home.

(3) Homes marketed is the number of homes activated for which the initial marketing phase has been completed.

(4) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television or the number of residential lines connected, as the case may be, on the given date by the total number of homes marketed for the given service as of such date, expressed as a percentage.

(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended

     December 31, 1994 and 1995), by three (for the three months ended March 31,
     1996) or by six (for the six months ended June 30, 1996).

(6) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1996 is annualized by multiplying the amount calculated above by four. Churn for the six months ended June 30, 1996 is annualized by multiplying the amount as calculated above by 2.

(7) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), by 3 (for the three months ended March 31, 1996) or by six (for the six months ended June 30,
     1996).

(8) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(9) Average lines per business is calculated by dividing the number of business lines connected on the given date by the number of business customers on such date.

(10)The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), by three (for the three months ended March 31, 1996) or by six (for the six months ended June 30,
     1996).

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1995 AND 1996

     The Group continued to experience significant increases in its subscribers, revenues and expenses during the six-month period ended June 30, 1996. In general, such increases were attributable to the Group's continued network construction and marketing of new homes and businesses. Homes passed by the civils network increased by 87,883 homes (31%) from December 31, 1995 to June 30, 1996. The number of homes that had been passed by civils construction at June 30, 1996 exceeded homes activated by 126,367 compared to a difference of 123,405 homes at December 31, 1995. The difference between homes passed by civils construction and homes activated is a result of the accelerated pace of civils construction coupled with the lead time between civils construction and activation and the time required to construct and activate additional remote hub and switch sites for the larger network.

  REVENUE

     For the three months ended June 30, 1996, total revenues were L9.34 million, a 211% increase over total revenues of L2.99 million for the comparable period in 1995. For the six months ended June 30, 1996, total revenues were L17.22 million, a 212% increase over total revenues of L5.50 million for the comparable period in 1995. This growth is attributable to increases in revenues in all three of Diamond's primary lines of business and additional revenues of L5.26 million resulting from the inclusion of LCL's results for the six months ended June 30, 1996.

     Business Telecommunications. Business telecommunication revenues were L2.68 million and L5.05 million for the three and six-month periods ended June 30, 1996, compared to L1.24 million and L2.40 million for the comparable periods in 1995, representing increases of 115% and 110%, respectively. This growth was due primarily to an increase in the number of Diamond's business lines installed from 5,122 at June 30, 1995 to 11,845 at June 30, 1996 and the inclusion of L1.19 million of revenue attributable to LCL in the six months to June 30, 1996. There were 3,428 business lines for the LCL operation at June 30, 1996. The growth in the number of business lines for Diamond is partially offset by lower monthly revenue per line. The monthly revenue per line for Diamond decreased to L60.57 in the six months ended June 30, 1996 from L80.75 in the comparable period in 1995. This decline continued the trend over the past several quarters and was due to a combination of (i) Diamond's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (Diamond operated 729 Centrex lines at June 30, 1995 compared to 4,929 Centrex lines at June 30, 1996) (ii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls and (iii) a reduction in certain tariffs in response to price reductions by the competition.

     Residential Telephone. Residential telephone revenues were L4.33 million and L7.88 million for the three and six-month periods ended June 30, 1996, compared to L1.15 million and L2.02 million for the comparable periods in 1995, representing increases of 274% and 290% respectively. The growth in residential telephone revenue resulted from an increase in the number of Diamond's residential telephone lines from 23,584 at June 30, 1995 to 56,332 at June 30, 1996 and the inclusion of L2.70 million of residential telephone revenue for LCL for the six months ended June 30, 1996. There were 22,097 residential telephone lines for the LCL operation at June 30, 1996. Monthly revenue per line for Diamond increased from L18.19 for the six-month period ended June 30, 1995 to L18.37 in the six-month period ended June 30, 1996. Monthly revenue per line increased from L18.06 in the three months to June 30, 1995 to L18.31 in the three months to June 30, 1996. The Group's churn rate (annualized) was 19.5% for the second quarter and 17.9% for the first six months of 1996 as compared to 19.0% for the second quarter and 15.3% for the first six months of 1995. The increase in churn in 1996 is attributable in part to a tightening of credit terms for certain customers and certain efforts by BT aimed at regaining former customers.

     Cable Television. Cable television revenues were L2.32 million and L4.28 million for the three and six-month periods ended June 30, 1996, compared to L0.59 million and L1.08 million for the comparable periods in 1995, representing increases of 293% and 295%, respectively. This growth in cable television revenue was primarily due to a combination of (i) an increase in the number of Diamond's cable television subscribers which rose from 12,895 at June 30, 1995 to 30,996 at June 30, 1996, (ii) an increase in the average monthly revenue per subscriber from L16.50 in the six months ended June 30, 1995 to L18.43 in the six months ended June 30, 1996 and from L15.92 in the three-month period ended June 30, 1995 to L18.07 in the comparable period in 1996 and (iii) the inclusion of cable television revenue for LCL for the six months ended June 30, 1996 of L1.36 million. The increase in average revenue per subscriber is primarily due to increases in cable television pricing. The Group's churn rate (annualized) was 38.1% for the second quarter and 37.4% for the first six months of 1996 as compared to 39.1% for the second quarter and 42.6% for the first six months of 1995.

  OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to British Telecommunications PLC ("BT") and Mercury Communications Limited ("Mercury"), increased from L1.11 million for the three-month period ended June 30, 1995 to L3.19 million for the comparable period in 1996, an increase of 185% and from L2.06 million for the six-month period ended June 30, 1995 to L5.87 million for the comparable period in 1996, an increase of 184%. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 46.5% and 46.6% respectively for the three and six-month periods ended June 30, 1995 to 45.5% and 45.4%, respectively for the comparable periods in 1996, due in part to reduced interconnect charges paid to other operators.

     Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from L0.32 million for the three-month period ended June 30, 1995 to L1.38 million for the comparable period in 1996, a 339% increase, and from L0.58 million for the six-month period ended June 30, 1995 to L2.56 million for the comparable period in 1996, a 340% increase. As a percentage of cable television revenues, these direct costs were 53.3% and 53.7%, respectively for the three and six-month periods ended June 30, 1995 and were 59.6% and 59.8%, respectively for the same periods in 1996. The percentage increase in the first half of 1996 compared to the first half of 1995 stemmed from an increase in rates charged by certain programming suppliers and increases in the number of channels provided as part of program packages, which were not fully offset by increases in the subscriber rate charged by Diamond.

     Selling, general and administrative expenses increased by 154% from L2.23 million for the three-month period ended June 30, 1995 to L5.68 million for the comparable period in 1996, and by 163% from L4.01 million for the six-month period ended June 30, 1995 to L10.55 million for the comparable period in 1996. The increases were due to a combination of increased sales commissions and higher administration costs associated with the expansion of the Group's business and the inclusion of expenses related to LCL during the first six months of 1996.

     Depreciation and amortization expenses increased by 234% when comparing the three-month period ended June 30, 1995 to the comparable period in 1996 and by 241% when comparing the six-month period ended June 30, 1995 to the comparable period in 1996. These increases were attributable to the increasing size of the Company's network as well as the LCL acquisition.

  INTEREST AND OTHER INCOME/EXPENSES

     Interest expense was L3.40 million and L10.16 million during the first three months of 1995 and 1996, respectively and L6.53 million and L20.12 million for the first six months of 1995 and 1996, respectively. The 1996 increase is due primarily to the accretion of the discount on the Senior Notes of L9.61 million during the second quarter of 1996 and L19.09 million during the first half of 1996, as well as other interest expense of L0.25 million in the three-month period ended June 30, 1996 and L0.52 million in the first six months of 1996. In addition, amortization of debt financing costs was L0.24 million in the three-month period ended June 30, 1996 and L0.45 million in the first six months of 1996. Interest received in the second quarter of 1996 was L0.70 million and L1.86 million in the six-month period ended June 30, 1996, through temporary investment of the proceeds of the Senior Notes.

     Other expenses during the second quarter of 1996 included an unrealized loss of L0.37 million on the mark-to-market valuation of an interest rate swap commitment.

  FOREIGN EXCHANGE

     A substantial portion of the Group's existing debt obligations are denominated in dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities are reported as part of the profit or loss of the Group. For the six months ended June 30, 1996, the Group has recognized an unrealized foreign exchange gain on the translation of its Senior Note liability of L0.22 million and a net realized foreign exchange loss of L0.08 million relating to its operations.

     The Company does not expect to enter into transactions to hedge the risk of exchange rate fluctuations but keeps its position under review. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group's ability to satisfy its debt obligations.

  NET PROFIT/LOSS

     As a result of the foregoing factors, Diamond had net losses of L10.32 million in the three-month period ended June 30, 1996, compared to a net loss of L7.76 million recorded in the comparable period of 1995 and a loss of L29.30 million for the six-month period ended June 30, 1996, compared to a loss of L7.7 million in the comparable period of 1995.

                        DIAMOND CABLE COMMUNICATIONS PLC

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits --

         None.

     (b)  Reports on Form 8-K --

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIAMOND CABLE COMMUNICATIONS PLC


Date: August 14, 1996               By: _____________________________
                                        Nicholas Millard
                                        (Chief Financial Officer)


Date: August 14, 1996               By: _____________________________
                                        Duncan Craig
                                        (Chief Accounting Officer)