Form 10-Q
period 1996-09-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1996-11-14
CIK 929649

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       or

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 33-83740
                                               --------

                        Diamond Cable Communications Plc
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



           England and Wales                                     N/A
----------------------------------------                 --------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      Diamond Plaza, Daleside Road
       Nottingham NG2 3GG, England                                N/A
-----------------------------------------                ---------------------
(Address of principal executive offices)                       (Zip code)


                                44-115-912-2217
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---         ---
     The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of September 30, 1996 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                     INDEX


                                                                 Page

INTRODUCTION..................................................      3

PART I.      FINANCIAL INFORMATION
----------   -------------------------------------------------

Item 1.      Financial Statements

             Unaudited condensed consolidated statements of
               operations--Three and nine months ended
               September 30, 1996 and 1995....................      5

             Unaudited condensed consolidated balance sheets--
               September 30, 1996 and December 31, 1995.......      6

             Unaudited condensed consolidated statements of
               shareholders' equity -- Three and nine months
               ended September 30, 1996.......................      7

             Unaudited condensed consolidated statements of
               cash flows -- Nine months ended September 30,
               1996 and 1995..................................      8

             Notes to the unaudited condensed consolidated
               financial statements...........................      9


Item 2.      Management's Discussion and Analysis of Results
               of Operations and Financial Condition..........     12


Part II.     OTHER INFORMATION
----------   -------------------------------------------------

Item 6.      Exhibits and Reports on Form 8-K.................     24


SIGNATURES ...................................................     25
----------

                                  INTRODUCTION

     Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of
(i) Diamond Cable Communications (UK) Limited (formerly Diamond Cable (Nottingham) Limited) ("DCL") and its subsidiaries and (ii) a group of companies acquired by the Company (collectively referred to herein as "LCL"), in both cases through an intermediate holding company, Jewel Holdings Limited ("Jewel"). References herein to the "Group" refer to the Company and its subsidiaries, including, since September 27, 1995, LCL. References herein to "Diamond" refer to the Company and its subsidiaries, excluding LCL.

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1,229,900 homes and an estimated 60,600 businesses within its fifteen contiguous franchise areas. As of September 30, 1996, the Group's cable television and telecommunications network had passed by civils construction approximately 420,300 homes and an estimated 21,700 businesses, of which portions of the network passing approximately 306,800 homes and an estimated 16,100 businesses had been activated. As of that date, the Group also had approximately 89,900 residential telephone lines, 50,100 cable television subscribers and 17,200 business telephone lines. Through that date, L.283 million had been invested (at original cost) in the construction of the network and related systems.

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

                        --------------------------

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "L." "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "c." are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.5653 per L.1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on September 30, 1996. On November 12, 1996, the Noon Buying Rate was $1.6470 per L.1.00.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,                       SEPTEMBER 30,
                               --------------------------------------  ---------------------------------
                                    1995         1996          1996       1995       1996        1996
                                 ---------    ---------      -------    --------   ---------   --------
                                                            (NOTE 1)                         (NOTE 1)
                                                              (IN THOUSANDS)
REVENUE

Business telecommunications....   L. 1,398     L. 2,117       $3,314    L. 3,798    L. 7,170    $11,224
Residential telephone..........      1,531        4,549        7,120       3,551      12,431     19,458
Cable television...............        777        2,488        3,895       1,861       6,776     10,606
                               -----------  -----------  -----------  ----------  ----------  ---------
                                     3,706        9,154       14,329       9,210      26,377     41,288
                               -----------  -----------  -----------  ----------  ----------  ---------

OPERATING COSTS AND EXPENSES
Telephone......................     (1,258)      (1,899)      (2,973)     (3,319)     (7,772)   (12,166)
Programming....................       (408)      (1,472)      (2,304)       (990)     (4,035)    (6,316)
Selling, general, and
administrative.................     (3,312)      (5,505)      (8,617)     (7,322)    (16,058)   (25,136)
Depreciation and amortization..     (1,844)      (5,724)      (8,960)     (4,696)    (15,459)   (24,197)
                               -----------  -----------  -----------  ----------  ----------  ---------
                                    (6,822)     (14,600)     (22,854)    (16,327)    (43,324)   (67,815)
                               -----------  -----------  -----------  ----------  ----------  ---------

OPERATING LOSS.................     (3,116)      (5,446)      (8,525)     (7,117)    (16,947)   (26,527)
Unrealized loss on interest
rate swap......................         --         (322)        (504)         --          (3)        (5)
Interest income................        918        1,031        1,614       3,273       2,899      4,538
Interest expense and
amortization of debt discount
and expenses...................     (3,813)     (10,613)     (16,613)    (10,347)    (30,742)   (48,120)
Foreign exchange gain net......        664        2,904        4,546       1,140       3,045      4,766
                               -----------  -----------  -----------  ----------  ----------  ---------
Loss before income taxes.......     (5,347)     (12,446)     (19,482)    (13,051)    (41,748)   (65,348)
Income taxes...................         --           --           --          --          --         --
                               -----------  -----------  -----------  ----------  ----------  ---------
Net loss.......................   L.(5,347)   L.(12,446)    $(19,482)  L.(13,051)  L.(41,748)  $(65,348)
                               ===========  ===========  ===========  ==========  ==========  =========

       See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    AT
                                                 DECEMBER
                                                    31,          AT SEPTEMBER 30,
                                                              --------------------
                                                   1995          1996        1996
                                                ----------    ---------    --------
                                                                           (NOTE 1)
                                                           (IN THOUSANDS)
                    ASSETS
Cash and cash equivalents.....................   L. 93,308     L.54,832     $85,829
Trade receivables (net of allowance
for doubtful accounts of L.773 at
December 31, 1995 and L.1,333 at
September 30, 1996)...........................       3,583        5,448       8,528
Other assets..................................       5,358        4,782       7,485
Deferred financing costs (less
accumulated amortization of
L.382 in 1995 and L.1,078 in 1996)............      12,016       19,630      30,727
Property and equipment, net (note 3)..........     163,721      247,469     387,363
Goodwill (less accumulated amortization of
L.1,212 in 1995 and L.4,853 in 1996)..........      95,748       92,107     144,175
Franchise costs (less accumulated
amortization of L.69 in 1995 and
L.89 in 1996)................................          438          425         665
                                                ----------   ----------   ---------
TOTAL ASSETS.................................    L.374,172    L.424,693    $664,772
                                                ==========   ==========   =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..............................   L. 18,627     L.17,953     $28,102
Other liabilities.............................      10,920       13,666      21,391
Senior discount notes.........................     307,729      333,821     522,530
Capital lease obligations.....................       9,263        8,515      13,328
Mortgage loan.................................       2,500        2,494       3,904
Shareholders' equity
Ordinary shares (70,000,000 authorized;
43,754,175 issued at December 31, 1995 and
59,138,791 issued at September 30, 1996)......       1,094        1,479       2,315
Non-voting deferred shares....................          --           --          --
Additional paid-in-capital....................      70,186      134,465     210,478
Unrealized loss on securities.................        (330)        (135)       (211)
Accumulated deficit...........................     (45,817)     (87,565)   (137,065)
                                                ----------   ----------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY........................................   L.374,172    L.424,693    $664,772
                                                ==========   ==========   =========


       See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                            OF SHAREHOLDERS' EQUITY


                                                                       ADDITIONAL
                                                       NON-VOTING         PAID-
                                 ORDINARY SHARES    DEFERRED SHARES    IN-CAPITAL
                               ------------------  -----------------  -----------

                                  Number             Number
                                ---------           --------
BALANCE AT JANUARY 1, 1996...   43,754,175  L.1,094     6      --        L.70,186
Shares issued and capital
contributions (net of
expenses)....................   15,384,616      385     --     --          64,279
Unrealized gain on securities
Net loss.....................
                               -----------  -------   ----   ----       ---------
BALANCE AT SEPTEMBER 30, 1996   59,138,791  L.1,479     6      --       L.134,465
                               ===========  =======   ====   ====       =========
BALANCE AT JULY 1, 1996......   59,138,791  L.1,479     6      --       L.134,465
Shares issued and capital
contributions (net of
expenses)....................           --       --     --     --              --
Unrealized gain on securities
Net loss.....................
                               -----------  -------   ----   ----       ---------
BALANCE AT SEPTEMBER 30, 1996   59,138,791  L.1,479     6      --       L.134,465
                               ===========  =======   ====   ====       =========





                               UNREALIZED                      TOTAL
                               GAIN/(LOSS)   ACCUMULATED   SHAREHOLDERS'
                             ON SECURITIES     DEFICIT        EQUITY
                             -------------   -----------  --------------
                                  (IN THOUSANDS EXCEPT SHARE DATA)

BALANCE AT JANUARY 1, 1996...  L.(330)        L.(45,817)      L.25,133
Shares issued and capital
contributions (net of
expenses)....................                                   64,664
Unrealized gain on securities     195                              195
Net loss.....................                   (41,748)       (41,748)
                              -------       -----------      ---------
BALANCE AT SEPTEMBER 30, 1996  L.(135)        L.(87,565)      L.48,244
                              =======       ===========     ==========
BALANCE AT JULY 1, 1996......  L.(180)        L.(75,119)      L.60,645
Shares issued and capital
contributions (net of
expenses)....................                                       --
Unrealized gain on securities       45                              45
Net loss.....................                   (12,446)       (12,446)
                              --------      -----------     ----------
BALANCE AT SEPTEMBER 30, 1996   L.(135)       L.(87,565)      L.48,244
                              ========      ===========     ==========
-----------------

       See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                               ----------------------------------
                                                                  1995         1996        1996
                                                               ---------    ---------   ---------
                                                                                         (NOTE 1)
                                                                         (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................    L.(13,051)   L.(41,748)    $(65,348)
Adjustments to reconcile net loss to net cash provided
by/(used in) operating activities:
Depreciation and amortization...............................        4,696       15,459       24,198
Unrealized foreign exchange gains...........................         (863)      (2,809)      (4,397)
(Profit)/Loss on disposition of assets......................           (7)          18           28
Accretion of Senior Note discount...........................        9,748       28,901       45,239
Provision for losses on accounts receivables................          388          560          877
Amortization of deferred financing costs....................          215          696        1,089
Accretion of investment income..............................          524           --           --
Profit on sale of investments...............................       (2,733)          --           --
Change in operating assets and liabilities:
Change in trade receivables.................................         (675)      (2,425)      (3,796)
Change in other assets......................................       (2,241)         576          901
Change in accounts payable..................................        4,232          226          354
Change in other liabilities.................................         (798)       2,612        4,089
                                                                ---------    ---------    ---------
Net cash (used in)/provided by operating activities.........         (565)       2,066        3,234

                                                                ---------    ---------    ---------
Cash flows from investing activities:
Cash invested in property and equipment.....................      (69,129)     (96,089)    (150,408)
Cash invested in marketable securities......................      (17,445)          --           --
Proceeds from disposition of assets.........................           32           26           41
Proceeds from disposition of securities.....................       73,644           --           --
Cash paid for franchises....................................          (32)          (7)         (11)
Payment for purchase of LCL (net of cash acquired)..........     (108,844)          --           --
                                                                ---------    ---------    ---------
Net cash used in investing activities.......................     (121,774)     (96,070)    (150,378)
                                                                ---------    ---------    ---------
Cash flows from financing activities:
New loans...................................................       94,000           --           --
Repayment of loan...........................................       (2,619)          (6)          (9)
Capital element of capital lease repayments.................         (548)        (748)      (1,171)
Issue of shares and capital contribution (net of expenses)..       26,978       64,664      101,219
Net increase in short-term borrowings.......................          537           --           --
Debt financing costs (note 4)...............................           --       (8,577)     (13,426)
                                                                ---------    ---------    ---------
Net cash provided by financing activities...................      118,348       55,333       86,613
                                                                ---------    ---------    ---------
Net decrease in cash and cash equivalents...................       (3,991)     (38,671)     (60,531)
                                                                ---------    ---------    ---------
Cash and cash equivalents at beginning of period............       41,066       93,308      146,055
Effect of exchange rate changes on cash and cash equivalents           --          195          305
                                                                ---------    ---------    ---------
Cash and cash equivalents at end of period..................     L.37,075     L.54,832      $85,829
                                                                =========    =========    =========


       See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        NOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements are stated in pounds sterling (L.). Merely for convenience the financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.5653 per L.1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1996.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The financial statements as of and for the periods ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1995 Annual Report on Form 10-K filed with the SEC.

3. PROPERTY AND EQUIPMENT


                                          LAND AND          CABLE           OFFICE       MOTOR
                                         BUILDINGS         NETWORK         EQUIPMENT    VEHICLES    TOTAL
                                         ---------         -------         ---------    --------    -----
                                                                (IN THOUSANDS)
ACQUISITION COSTS
Balance at January 1, 1996.......             L.3,863      L.170,660          L.4,701     L.644    L.179,868
Additions........................                 618         93,166            1,787        19       95,590
Dispositions.....................                  --             (2)            (154)     (181)        (337)
Reclassification.................                 467            (10)            (457)       --           --
                                              -------      ---------          -------     -----    ---------
Balance at September 30, 1996....               4,948        263,814            5,877       482      275,121
                                              -------      ---------          -------     -----    ---------
ACCUMULATED DEPRECIATION

Balance at January 1, 1996.......                  74         14,295            1,450       328       16,147
Charge for period...............                  106         10,628              993        71       11,798
Dispositions.....................                  --             (1)            (154)     (138)        (293)
Reclassification.................                  90            (50)             (40)       --           --
                                              -------      ---------          -------     -----    ---------
Balance at September 30, 1996....                 270         24,872            2,249       261       27,652
                                              -------      ---------          -------     -----    ---------
SEPTEMBER 30, 1996 NET BOOK VALUE               4,678        238,942            3,628       221      247,469
                                              =======      =========          =======     =====    =========
DECEMBER 31, 1995 NET BOOK VALUE.             L.3,789      L.156,365          L.3,251     L.316    L.163,721
                                              =======      =========          =======     =====    =========

     The reclassification to land and buildings more appropriately allocates expenditure on leasehold properties.

4.   DEBT FINANCING COSTS

     Cash expended for debt financing cost in respect of the nine-month period ended September 30, 1996 consist of payments of L.1.15 million to holders of the Initial Senior Notes in connection with their consent to certain amendments to the Initial Senior Notes indenture which were made to conform certain provisions thereof to provisions of the New Senior Notes indenture, and payments of L.7.42 million relating to the arrangement costs of the Senior Bank Facility (described herein).

5. COMMITMENTS AND CONTINGENCIES

     The Company is obligated under the terms of its existing licenses, and under the milestone requirements of its local delivery licenses ("LDLs"), to construct cable systems passing a predetermined number of premises. Should the Company fail to achieve these milestones, without license modifications, the Director General could commence proceedings to require compliance. Similarly, the Independent Television Commission ("ITC") may commence proceedings to require compliance with the build milestones in the LDLs. If the Company is unable to comply, its licenses in respect of which milestones have not been met could be revoked, which could have a material adverse effect on the Company.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell L.200 million at a rate of $1.6289 to L.1.00. Although the Company's obligations to pay principal and interest on the Senior Notes are denominated in U.S. dollars and the Group incurs a portion of its capital expenditures in U.S. dollars, this forward contract does not qualify as a "hedge" under applicable accounting principles. Therefore, the Company will recognize a gain or loss on the settlement of the contract depending on the prevailing exchange rate. The Company may from time to time in the future enter into similar foreign currency contracts based on its assessment of market conditions.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company expended cash to fund investing activities of L.155.5 million and L.96.1 million in the year ended 1995 and the first nine months of 1996, respectively. Net cash provided by financing activities in the year ended December 31, 1995 was L.212.2 million and net cash provided by financing activities was L.55.3 million in the first nine months of 1996, including
L.64.6 million provided by the issue of equity referred to below and L.8.6 million used for debt financing costs. The Company's investing activities consisted almost exclusively of the ongoing construction of the network (L.96.1 million in the first nine months of 1996 and L.102.9 million in 1995). In 1995 the Company's net cash used in operating activities was L.4.1 million and in the nine months to September 30, 1996 the Company's net cash provided by operating activities was L.2.1 million. The Company's cash and funding requirements historically have been met principally through equity capital, advances from its shareholders, the issuance of its senior discount notes in September 1994 and December 1995 (the "Senior Notes") and from bank and lease financing.

     In August 1996, certain of the Company's subsidiaries entered into a senior bank loan agreement (the "Senior Bank Facility") of up to L.340 million to help meet the Group's funding requirements. Indebtedness under the Senior Bank Facility will be incurred by a subsidiary of the Company, guaranteed by the Company's other subsidiaries and secured by a lien on the assets of Jewel and its subsidiaries and a pledge of the issued shares of the Company's subsidiaries other than Jewel but including DCL and LCL.

     The Senior Bank Facility is divided into two tranches. The aggregate amount that may be drawn down under both tranches at any time is no more than
L.340 million. These drawings are subject to the satisfaction of certain conditions at the time of each drawing. The Tranche A borrowings bear interest at adjusted sterling LIBOR plus a margin. All Tranche A borrowings are expected to be capable of being refinanced with borrowings under Tranche B (if available). Tranche B borrowings up to a stated amount are subject to additional conditions, including conditions relating to operating cash flow of Jewel's subsidiaries which are not currently met. Tranche B borrowings bear interest at adjusted sterling LIBOR plus a margin that is lower than the margin on Trance A borrowings and varies depending upon the leverage ratio of Jewel and its subsidiaries. Advances will be repaid in quarterly installments of outstanding principal amounts beginning in 2001, with final repayment in 2004. The Senior Bank Facility contains various covenants, including financial covenants restricting the leverage of Jewel and its subsidiaries and requiring the maintenance of specified interest and fixed charge coverage ratios and operating cash flow, restricting a change of control of the Company or Jewel and restricting the payment of dividends and intra-group debt.

     As required by the terms of the Senior Notes issued in December 1995, the Company issued additional ordinary shares for proceeds of $100 million (L.64.6 million net of issue costs) in June 1996. These shares were issued to the Company's existing equity investors.

     The Group is obligated by the milestones in its telecommunications licenses and the new LDLs to construct a network to pass an aggregate of 1,021,894 premises within prescribed time periods. Due to financing constraints previously faced by the Company, the build-out of the Company's network did not meet the Company's original regulatory milestones. LCL also failed to meet its original regulatory milestones. In the past, both Diamond and LCL requested and received appropriate milestone modifications or waivers from the Director General of the Office of Telecommunications ("OFTEL").

     At December 31, 1995, the Group was obligated to meet specified milestones in eight of the Group's franchise areas where building was due to have commenced. Compliance with the milestones in these areas is in each case monitored by OFTEL. During June 1996, OFTEL informed the Company that it did not agree with the Company's historical method for calculating compliance with its milestone obligations and that the number of premises passed should be based only on the number of premises activated (the number of premises that can be connected to the cable network without further extension of transmission lines, apart from the final drop to the home). In calculating premises passed, the Company had historically included premises passed by civils construction (premises with ducting buried outside) but not yet activated. Based on OFTEL's method of calculating premises passed, the Group failed to meet its year-end 1995 milestones in six of its eight franchise areas. In three of these franchise areas -- Grantham, Newark-on-Trent and Melton Mowbray, the 1995 year-end milestones represented the final milestones required under each license.

     The Company has renegotiated its milestone obligations with OFTEL. In the five franchise areas where the final milestone has not yet fallen due, the Director General of OFTEL has formally modified the interim but not the final milestone obligations under the licenses to provide new quarterly milestones which the Group had met as at September 30, 1996. In the other three franchise areas, OFTEL has not made any formal modification to the existing licenses but has indicated that it does not currently intend to take immediate action to enforce the licenses, on the condition that the Group meet the final milestones in November 1996, or, in the case of Melton Mowbray, October 1996. The Melton Mowbray final milestone was achieved prior to the end of October 1996.

     In the seven franchise areas in which the Group has been granted LDLs by the Independent Television Commission (the "ITC"), the Group was originally required under the LDLs to meet its first milestone obligations by year-end 1996 or, in the case of two LDLs recently granted, year-end 1997. However, due to delays by the Department of Trade and Industry in the granting of telecommunications licenses, which are required before construction can commence, the ITC has agreed formally to modify the Group's licenses to remove milestones that fall due at year-end 1996 and otherwise shift the annual milestones for those licenses back by 12 months.

     Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. In addition, under the Senior Banking Facility, failure to meet the Group's milestone obligations could under certain circumstances prevent further borrowing or result in an event of default.

     The Company estimates that the total further cost required for its current construction plan for its network in the Group's franchise areas will be approximately L.560 million prior to January 1, 2001, although the amount could vary significantly. The Company believes that available cash resources, the initial tranche available for borrowing under the Senior Bank Facility and cash flows from operations will be sufficient to complete the planned construction through the first quarter of 1997. Thereafter, the Company expects, subject to satisfying various conditions, including conditions relating to operating cash flow which are not currently met, to be able to utilize (through its subsidiaries) the remaining amounts under the Senior Bank Facility or, if such remaining amounts are not available, to obtain further debt or equity financing.

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

     The Group's revenues are denominated in pounds sterling, while its obligations to pay interest and principal on the Senior Notes are denominated in U.S. dollars. In addition, the Company has entered into a foreign exchange forward purchase contract for settlement on May 6, 1997 to sell L.200 million at a rate of $1.6289 to L.1.00. Therefore, the Company and the Group are subject to currency exchange risks that may adversely affect their ability to meet their obligations, including obligations under outstanding debt instruments, as they become due.

SELECTED OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1994 and 1995 and at and for the six-month period ended June 30, 1996 and the nine-month period ended September 30, 1996. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.


                                           DECEMBER 31,               JUNE 30      SEPT. 30
                                -----------------------------------   -------      --------
                                 1994               1995                1996         1996
                                -------  --------------------------   -------       --------
                                         DIAMOND    LCL    COMBINED
                                         -------  -------  --------
Homes passed by civils
construction(1)...............   55,919  222,335   58,976   281,311     369,194     420,358
Homes activated(2)............   32,033  105,951   51,955   157,906     242,827     306,861
Homes marketed(3).............   31,330   77,657   48,950   126,607     190,551     217,066
CABLE TELEVISION
Basic service subscribers.....    8,936   20,261   10,488    30,749      44,402      50,181
Penetration rate of homes
marketed(4)...................     28.5%    26.1%    21.4%     24.3%       23.3%       23.1%
Average monthly revenue per
subscriber(5).................  L.14.71  L.16.80  L.18.89   L.17.62     L.18.11(6)  L.17.97
Churn(7)......................     28.5%    35.5%    31.0%     33.8%       37.4%       40.4%
RESIDENTIAL TELEPHONE
Residential lines connected...   14,150   36,122   16,576    52,698      78,429      89,954
Penetration rate of homes
marketed(4)...................     45.2%    46.5%    33.9%     41.6%       41.2%       41.4%
Average monthly revenue per
line(8)(9)....................  L.18.83  L.18.68  L.22.19   L.19.88     L.19.85(6)  L.18.78
Pro-forma average monthly
revenue per line(9)...........  L.18.83  L.18.27  L.21.56   L.19.39     L.18.99     L.19.03
Churn(7)......................     13.8%    13.9%    17.2%     15.0%       17.9%       20.7%
BUSINESS TELECOMMUNICATIONS
Business customers accounts...      979    1,627      772     2,399       3,156       3,587
Business lines connected......    3,928    7,036    2,843     9,879      15,273      17,261
Private circuits(10)..........       70      151       10       161         194         225
Average lines per business(11)      4.0      4.3      3.7       4.1         4.8         4.8
Average monthly revenue per
line(9)(12)...................  L.88.68  L.74.60  L.59.60   L.70.23     L.60.95     L.53.15
Pro-forma average monthly
revenue per line(9)...........  L.88.68  L.72.73  L.57.57   L.68.32     L.58.51     L.54.28
------------

(1) Homes passed by civils is the number of homes that have had ducting buried outside.
(2) Homes activated is the number of homes that are capable of receiving cable service without further extension of transmission lines, apart from the final connection to the home.
(3) Homes marketed is the number of homes activated for which the initial marketing phase has been completed.
(4) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television or the number of residential lines connected, as the case may be, on the given date by the total number of homes marketed for the given service as of such date, expressed as a percentage.
(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), by 6 (for the six months ended June 30, 1996) or by 9 (for the nine months ended September 30, 1996).
(6) Average monthly revenue per cable television subscriber and average monthly revenue per residential telephone line as previously reported for the six months ended June 30, 1996 were L.18.54 and L.19.63, respectively. These figures have been restated following a reclassification during the third quarter of 1996 of L.97,784 of residential telephone revenues that had previously been reported as cable television revenues. This amount has been reduced from previously reported cable television revenues for purposes of restating the average monthly revenue for the six months ended June 30, 1996, and the same amount, net of installation revenues, has been included with previously reported residential telephone revenues for purposes of restating the average monthly revenue for the same period.
(7) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the six months ended June 30, 1996 is annualized by multiplying the amount calculated above by two. Churn for the nine months ended September 30, 1996 is annualized by multiplying the amount as calculated above by 1 1/3.
(8) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), by 6 (for the six months ended June 30, 1996) or by 9 (for the nine months ended September 30, 1996).
(9) The calculation of the average monthly revenue per line (for both residential telephone and business telecommunication revenues) for the nine-month period to September 30, 1996 reflects the reduction in revenues stemming from rebates to BT on incoming termination revenues relating in part to prior periods but recorded in full against revenues in the third quarter of 1996. The rebates were calculated in accordance with recently revised interconnect agreements with BT that were made effective retroactively from April 1995. The pro-forma average monthly revenue per line gives effect to the revised interconnect agreements as if they had been in effect from April 1995 and allocates to each period the portion of the rebates that relates to such period.
(10) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.
(11) Average lines per business account is calculated by dividing the number of business lines connected on the given date by the number of business customer accounts on such date.
(12) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1994 and 1995), by 6 (for the six months ended June 30, 1996) or by 9 (for the nine months ended September 30,
     1996).

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1995 AND 1996

     The Group continued to experience significant increases in its subscribers, revenues and expenses during the three-month and nine-month periods ended September 30, 1996. In general, such increases were attributable to Diamond's continued network construction and marketing of new homes and businesses.
During the period from December 31, 1995 to September 30, 1996, homes passed by civils construction increased by 139,047 homes (49%), homes activated increased by 148,955 homes (94%) and homes marketed increased by 90,459 homes (71%). The number of homes that had been passed by civils construction at September 30, 1996 exceeded homes activated by 113,497 compared to a difference of 123,405 homes at December 31, 1995 The difference between homes passed by civils construction and homes activated is a result of the fast pace of civils construction coupled with the lead time between civils construction and activation.

     REVENUE

     For the three months ended September 30, 1996, total revenues were L.9.15 million, a 147% increase over total revenues of L.3.71 million for the comparable period in 1995. For the nine months ended September 30, 1996, total revenues were L.26.38 million, a 186% increase over total revenues of L.9.21 million for the comparable period of 1995. This growth is attributable to increases in revenues in all three of Diamond's primary lines of business and additional revenues of L.7.69 million resulting from the inclusion of LCL's results for the nine months ended September 30, 1996.

     As a result of entering into revised interconnect agreements with British Telecommunications PLC ("BT") which will apply retroactively from April 1995, the Company will receive outgoing interconnect charge rebates relating to the period from April 1, 1995 to July 31, 1996 (the date from which the Company began to pay outgoing interconnect charges under the new rates) and must pay incoming termination rebates relating to the period from April 1, 1995 to July 31, 1996. The rebates that will be given to BT relating to the incoming termination element amount to an estimated L.842,000. This amount has been provided by reducing residential telephone and business telecommunications revenues in the quarter to September 30, 1996 by L.475,000 and L.367,000 respectively. The total amount of rebates to be received by the Company will be determined by the parties once BT has furnished to the Company a proposed calculation and supporting data. The Company has estimated that the amount of the rebate due to the Company from BT will exceed the amount of the rebates to be provided by the Company to BT. Pending final determination of rebates, the Company has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized.
Accordingly, a reduction in telephone expenses of L.842,000 has been recorded in the three month period ended September 30, 1996.

     The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis adjusting for the incoming termination rebates in the appropriate periods as if the revised interconnect agreements had been in effect since April 1995.

     Business Telecommunications.  Business telecommunications revenue was
L.2.12 million and L.7.17 million for the three and nine-month periods ended September 30, 1996, compared to L.1.40 million and L.3.80 million for the comparable periods in 1995, representing increases of 51% and 89%, respectively. Adjusting for rebates on the pro-forma basis described above, revenues were
L.1.36 million and L.2.49 million for the three month periods ended September 30, 1995 and 1996, respectively, and L.3.72 million and L.7.31 million for the nine month periods ended September 30, 1995 and 1996, respectively, representing increases of 83% and 96% for the three and nine month periods, respectively.
The growth in
reported revenues is due primarily to an increase in the number of Diamond's business lines installed from 6,343 at September 30, 1995 to 13,404 at September 30, 1996, and the inclusion of L.1.73 million of revenue attributable to LCL in the nine months to September 30, 1996. There were 3,857 business lines for the LCL operation at September 30, 1996. The growth in the number of business lines for Diamond is partially offset by lower monthly revenue per line. The monthly revenue per line for Diamond decreased to L.52.62 (L.53.90 on a pro-forma basis) in the nine months ended September 30, 1996 from L.77.93 (L.76.25 on a pro-forma basis) in the comparable period in 1995. This decline continued the trend over the past several quarters and was due to a combination of (i) Diamond's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (Diamond operated 987 Centrex lines at September 30, 1995 compared to 5,349 Centrex lines at September 30, 1996) (ii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls and (iii) a reduction in certain tariffs in response to price reductions by the competition. BT, Diamond's principal competitor for business telecommunications services reduced its prices by an average of 10% for most of its business customers in June 1996. Diamond responded with a similar level of reductions with the aim of maintaining competitive advantage.

     Residential Telephone. Residential telephone revenues were L.4.55 million (pro-forma L.4.87 million) and L.12.43 million (pro-forma L.12.59 million) for the three and nine-month periods ended September 30, 1996, compared to L.1.53 million (pro-forma L.1.49 million) and L.3.55 million (pro-forma L.3.48 million) for the comparable periods in 1995, representing increases of 197% and 250% (pro-forma 226% and 261%) respectively. The growth in residential telephone revenue resulted from an increase in the number of Diamond's residential telephone lines from 29,591 at September 30, 1995 to 66,061 at September 30, 1996 and the inclusion of L.3.94 million of residential telephone revenue for the LCL operation for the nine months ended September 30, 1996. There were 23,893 residential telephone lines for the LCL operation at September 30, 1996. Monthly revenue per line for Diamond decreased from L.18.32 for the nine-month period ended September 30, 1995 to L.17.87 in the nine-month period ended September 30, 1996. On a pro-forma basis, Diamond's average monthly revenues per line for the two nine-month periods increased from L.17.98 in 1995 to
L.18.13 in 1996. Monthly revenue per line for Diamond decreased from L.18.50 in the three months to September 30, 1995 to L.17.13 in the three months to September 30, 1996, reflecting the reduction in revenues relating to the rebate to BT recorded in full during the third quarter, which was offset in part by a reclassification of revenues that had been recorded in prior periods as cable television revenues. On a pro-forma basis, and adjusting for the reclassification of revenues relating to prior periods, Diamond's monthly revenue per line increased from L.18.04 to L.18.16 during these same periods. The Group's churn rate (annualized) was 25.0% for the third quarter and 20.7% for the first nine months of 1996 as compared to 19.4% for the third quarter and 15.4% for the first nine months of 1995. The increase in churn in 1996 is attributable in part to a tightening of the disconnect policy for certain customers and certain efforts by BT aimed at regaining former customers.

     Cable Television. Cable television revenues increased 220% from L.0.77 million in the three months ended September 30, 1995 to L.2.48 million in the comparable period in 1996 and 264% from L.1.86 million in the nine months ended September 30, 1995 to L.6.78 million in the nine months ended September 30, 1996. This growth in cable television revenue was primarily due to a combination of (i) an increase in the number of Diamond's cable television subscribers which rose from 16,493 at September 30, 1995 to 35,785 at September 30, 1996, (ii) an increase in the average monthly revenue per subscriber from
L.16.36 in the nine months ended September 30, 1995 to L.17.71 in the nine months ended September 30, 1996 and from L.16.19 in the three-month period ended September 30, 1995 to L.17.58 in the comparable period in 1996 and (iii) the inclusion of cable television revenue for the LCL operation for the nine months ended September 30, 1996 of L.2.12 million. The increase in average revenue per subscriber is primarily due to increases in cable television pricing.

     The Group's churn rate (annualized) was 45.2% for the third quarter and 40.4% for the first nine months of 1996 as compared to 23.5% for the third quarter and 35.2% for the first nine months of 1995. The Company believes that the increase in churn was due in part to the application of a stricter disconnect policy relating to nonpayment implemented in June 1996 in the LCL areas, which resulted in an increase in customer disconnections, particularly in the third quarter of 1996. With the aim of reducing churn among new subscribers, the Group has begun to require payment of an installation fee in connection with the subscription for new residential services and is evaluating other means to reduce its churn in the future.


     OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to BT and Mercury increased from L.1.26 million for the three-month period ended September 30, 1995 to L.1.9 million for the comparable period in 1996, an increase of 51% and from L.3.32 million for the nine-month period ended September 30, 1995 to L.7.77 million for the comparable period in 1996, an increase of 134%. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been
L.1.18 million and L.2.64 million during the three months ended September 30, 1995 and 1996, respectively, and L.3.18 million and L.8.08 million during the nine months ended September 30, 1995 and 1996, respectively. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 45% for the nine-month period ended September 30, 1995 to 40% for the comparable period in 1996 due in part to reduced interconnect charges paid to other operators. Taking into account on a pro-forma basis the rebate-related adjustments to both revenues and expenses during the appropriate periods, telephone expenses as a percentage of combined business telecommunications and residential telephone revenues would have been 44% and 41% for the nine months ended 1995 and 1996, respectively.

     Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from L.0.41 million for the three-month period ended September 30, 1995 to L.1.47 million for the comparable period in 1996, a 261% increase, and increased from L.0.99 million for the nine-month period ended September 30, 1995 to L.4.04 million for the comparable period in 1996, a 308% increase. As a percentage of cable television revenues, these direct costs were 52% and 53% respectively for the three and nine-month periods ended September 30, 1995 and 59% and 60%, respectively, for the same period in 1996. The percentage increase in 1996 compared to 1995 stemmed from an increase in rates charged by certain programming suppliers, and increases in the number of channels provided as part of program packages which were not fully offset by increases in the subscriber rates charged to existing subscribers by Diamond. As from October 1996, the Company increased its prices for premium programming, and it expects to increase the price of its basic subscriber package prior to the end of 1996.

     Selling, general and administrative expenses increased by 66% from L.3.31 million for the three-month period ended September 30, 1995 to L.5.51 million for the comparable period in 1996 and increased by 119% from L.7.32 million for the nine-month period ended September 30, 1995 to L.16.06 million for the comparable period in 1996. The increases were due to a combination of increased sales commissions and higher administration costs associated with the expansion of the Group's business and the inclusion of expenses related to LCL during the first nine months of 1996.

     Depreciation and amortization expenses increased by 210% when comparing the three-month period ended September 30, 1995 to the comparable period in 1996 and by 229% when comparing the nine-month period ended September 30, 1995 to the comparable period in 1996. These increases were attributable to the increasing size of the Company's network as well as the LCL acquisition.

     INTEREST AND OTHER INCOME/EXPENSES

     Interest expense was L.3.81 million and L.10.61 million for the third quarter of 1995 and 1996, respectively and L.10.35 million and L.30.74 million for the first nine months of 1995 and 1996 respectively. The 1996 increase is due primarily to the accretion of the discount on the Senior Notes of L.9.81 million during the third quarter of 1996 (compared to L.3.36 million during the comparable period in 1995) and L.28.9 million during the nine months of 1996 (compared to L.9.75 million during the comparable period in 1995), as well as other interest expense of L.0.32 million in the third quarter and L.0.90 million in the first nine months of 1996. In addition, amortization of debt financing costs was L.0.24 million in the three-month period ended September 30, 1996 and L.0.70 million in the first nine months of 1996 (compared to L.0.07 million and L.0.22 million in the comparable periods in 1995) and debt facility commitment fees were L.0.25 million in the three months to September 30, 1996. Interest received in the third quarter of 1996 was L.1.03 million and L.2.90 million in the nine-month period ended September 30, 1996, through temporary investment of the proceeds of the Senior Notes.

     FOREIGN EXCHANGE

     A substantial portion of the Group's existing debt obligations are denominated in dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities are reported as part of the profit or loss of the Group. For the nine months ended September 30, 1996, the Group has recognized an unrealized foreign exchange gain on the translation of its Senior Note liability of L.2.8 million and a net realized foreign exchange gain of L.0.2 million relating to its operations.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell L.200 million at a rate of $1.6289 to L.1. Although the Company's obligations to pay principal and interest on the Senior Notes is denominated in U.S. dollars and the Group incurs a portion of its capital expenditures in U.S. dollars, this forward contract does not qualify as a "hedge" under applicable accounting principles. Therefore, the Company will recognize a gain or loss on the settlement of the contract depending on the prevailing exchange rate. The Company may from time to time in the future enter into similar foreign currency contracts based on its assessment of market conditions. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company and the Group's ability to satisfy their obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

     As a result of the foregoing factors, Diamond had net losses of L.12.45 million and L.41.75 million in the three and nine-month periods ended September 30, 1996, compared to net losses of L.5.35 million and L.13.05 million recorded in the comparable periods of 1995.

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

                                      DIAMOND CABLE COMMUNICATIONS PLC




Date: November 14, 1996               By: /s/  Robert Goad
                                          ----------------------------------
                                          Robert Goad
                                          (Chief Executive Officer)



Date: November 14, 1996               By: /s/  Nicholas Millard
                                          ----------------------------------
                                          Nicholas Millard
                                          (Chief Financial Officer)



Date: November 14, 1996               By: /s/  Duncan Craig
                                          ----------------------------------
                                          Duncan Craig
                                          (Chief Accounting Officer)