Form 10-K
period 1996-12-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1997-03-25
CIK 929649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      (Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)
     For the fiscal year ended December 31, 1996  or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)
     For the transition period from             to

     Commission file number: 33-83740

                       DIAMOND CABLE COMMUNICATIONS Plc
       (Exact name of registrant as specified in the charter)
                ENGLAND                                   NONE
    (State or Other Jurisdiction of
     Incorporation or Organization)       (I.R.S. Employer Identification No.)

     DIAMOND PLAZA, DALESIDE ROAD,
      NOTTINGHAM NG2 3GG, ENGLAND                         NONE
(Address of Principal Executive Offices)               (Zip Code)

                             011-44-115-912-2242
             (Registrant's Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:  None
                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
----------------------------------------  ------------------------------------
                  NONE                                    NONE
Securities registered pursuant to Section 12(g) of the Act:  None
                                     NONE
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X        No








     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                                  INTRODUCTION

     Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of
(i) Diamond Cable Communications (UK) Limited ("DCL") (formerly Diamond Cable (Nottingham) Limited) and (ii) the group of companies comprising LCL (as defined below), in both cases through an intermediate holding company, Jewel Holdings Limited ("Jewel"). In this Annual Report, except as the context may otherwise require, references to the Company refer to the Company and/or its predecessor, references to the "Group" refer to the Company and its subsidiaries, including as of September 27, 1995, LCL, and references to "Diamond" refer to the Company and its subsidiaries excluding LCL.

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve its fifteen contiguous franchise areas, comprising approximately 1.2 million homes and an estimated 60,600 businesses. As of December 31, 1996, the Group's cable television and telecommunications network had passed by civils construction approximately 453,500 homes and an estimated 23,900 businesses, of which portions of the network passing approximately 347,200 homes and an estimated 17,900 businesses had been activated. As of that date, the Group had approximately 104,500 residential telephone lines, 59,200 cable television subscribers and 18,900 business telephone lines. Through that date, L.317 million had been invested (at original cost) in the construction of the network and related systems. For certain operating data as of December 31, 1996, see Item 1. "Business -- Certain Operating Data".

     On September 27, 1995, the Group acquired substantially all of the share capital of East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited and East Midlands Cable Holdings Limited (collectively "LCL"), and on October 4, 1995 the Group acquired the remaining share capital (less than 1%) of LCL. For financial accounting purposes, the acquisition was given effect as of September 30, 1995. At and prior to September 30, 1995, substantially all of LCL's operating activities were carried out through LCL Cable Communications Limited ("LCL Cable") (now Diamond Cable (Leicester) Limited). On April 26, 1995, LCL Cable became the principal operating subsidiary of EMCG. References herein to LCL may also refer to LCL Cable or EMCG as appropriate.

     This document contains certain forward-looking statements, identified as such, with respect to which the Company is seeking to utilize the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are accompanied by, and should be read in conjunction with, explanations of important factors that could cause actual results to differ materially from those in the forward-looking statements.

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. References herein to "pounds sterling", "L.", "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars", "dollars", "$" or "c." are to the lawful currency of the United States. Merely for convenience, this Annual Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pound sterling amounts into U.S. dollars have been made at $1.7123 per L.1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1996. See
Item 6. "Selected Financial Data -- Exchange Rates" for information regarding the Noon Buying Rate for the past five fiscal years. On March 19, 1997 the Noon Buying Rate was $1.5968 per L.1.00.

                                     PART I

ITEM 1. BUSINESS

     The Group offers three basic services over its network infrastructure: (i) residential telephone services allowing customers to place and receive local, national and international calls and to use additional services such as conference calling, call waiting, call forward, call barring and Internet access, (ii) business telecommunications services which include the services provided to residential customers as well as advanced telecommunications services such as Centrex (which provides businesses, including those with multiple sites, with virtual PABX and network services), direct dialing inward
(DDI), high speed data services and private circuits, and (iii) cable television services offering more than 50 channels including movies, sports, news and information, music, children's programming and general entertainment. See "-- Business Telecommunications and Residential Telephone" and "-- Cable Television".

CERTAIN OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1994, 1995 and 1996. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.


                                                                   DECEMBER 31,
                                            1994                       1995                        1996
                                                       DIAMOND         LCL         COMBINED
Homes passed by civils construction(1).   55,919       222,335        58,976        281,311       453,496
Homes activated(2).....................   32,033       105,951        51,955        157,906       347,246
Homes marketed(3)......................   31,330        77,657        48,950        126,607       252,601
CABLE TELEVISION
Basic service subscribers..............    8,936        20,261        10,488         30,749        59,242
Penetration rate of homes marketed(4)..     28.5  %       26.1  %       21.4  %        24.3  %       23.5  %
Average monthly revenue per
subscriber(5).......................... L. 14.71      L. 16.80      L. 18.89       L. 17.62      L. 18.03
Churn(6)...............................     28.5  %       35.5  %       31.0  %        33.8  %       40.9  %
RESIDENTIAL TELEPHONE
Residential lines connected............   14,150        36,122        16,576         52,698       104,460
Penetration rate of homes marketed(4)..     45.2  %       46.5  %       33.9  %        41.6  %       41.4  %
Average monthly revenue per line(7)(8). L. 18.83      L. 18.68      L. 22.19       L. 19.88      L. 18.40
Pro-forma average monthly revenue per
line(8)................................ L. 18.83      L. 18.11      L. 21.35       L. 19.22      L. 18.64
Churn(6)...............................     13.8  %       13.9  %       17.2  %        15.0  %       20.6  %
BUSINESS TELECOMMUNICATIONS
Business customers accounts............      979         1,627           772          2,399         3,935
Business lines connected...............    3,928         7,036         2,843          9,879        18,932
Private circuits(9)....................       70           151            10            161           226
Average lines per business account(10).      4.0           4.3           3.7            4.1           4.8
Average monthly revenue per line(8)(11) L. 88.68      L. 74.60      L. 59.60       L. 70.23      L. 50.17

Pro-forma average monthly revenue per
line(8)................................ L. 88.68      L. 72.02      L. 56.88       L. 67.70      L. 51.25

(1) Homes passed by civils construction is the number of homes that have had ducting buried outside.

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

(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12.

(6) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period).

(7) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12.

(8) The calculation of the average monthly revenue per line (for both residential telephone and business telecommunication revenues) for the year to December 31, 1996 reflects the reduction in revenues stemming from rebates to BT on incoming termination revenues relating in part to 1995 but recorded in full against revenues in 1996. The rebates were calculated in accordance with recently revised interconnect agreements with BT that were made effective retroactively from April 1995. The pro-forma average monthly revenue per line (for both residential telephone and business telecommunications revenues) gives effect to the revised interconnect agreements as if they had been in effect from April 1995 and allocates to each period the portion of the rebates that relates to such period.

(9) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(10) Average lines per business account is calculated by dividing the number of business lines connected on the given date by the number of business customer accounts on such date.

(11) Average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12.

INDUSTRY OVERVIEW

     Following the initial granting of licenses in 1984, development of the cable television and telecommunications industry in the U.K. proceeded slowly. This occurred for a number of reasons, including high construction costs (due in large part to the fact that cable networks in the U.K. generally must be buried underground), limitations on the cable companies' ability to offer telephone services, the lack of access to attractive programming and the lack of access to capital.

     Fundamental changes in the U.K. regulatory framework in 1990 and 1991, combined with increased availability of programming, have resulted in significant investment in the cable industry since that time. In 1991, the Secretary of State completed the liberalization review of the U.K. telecommunications market (the "Duopoly Review"), which resulted in major policy changes designed, among other things, to foster competition in the local telephone loop, where BT held almost all of the market share. Pursuant to such policy changes (i) new entrants (including foreign companies) could apply to the government to operate new telecommunications networks over fixed links,
(ii) cable operators were permitted to provide voice telephony services and to switch their own telephone customers' calls, instead of acting as agents of BT or Mercury, and (iii) cable operators were permitted to form expanded telecommunications networks by interconnecting their systems with one another. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Duopoly Review" and "-- Certain Regulatory Matters -- Cable Telecommunications -- Interconnect Arrangements".

     To further encourage cable companies to construct cable television and telephone networks, current U.K. government policy restricts the ability of BT and Mercury to use their telephone networks for conveying broadcast entertainment to homes in cable franchise areas until at least 1998. U.K. regulatory policy has also been to award only a single cable television license for each franchise area. As a result of these government policies, cable operators currently hold the only licenses to provide both cable television and telecommunications services within their franchises. By operating a single fiber-optic network infrastructure to provide both cable television and telecommunications services, the cable operators can achieve significant economies in designing, constructing, marketing and operating their networks. BT cannot offer broadcast entertainment on its dedicated telecommunications network and achieve similar economies of scope in existing cable franchise areas, and BT has stated that these government policies have limited its ability to develop and implement a national fiber-optic local access network in the U.K. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Restrictions on National PTOs".

     Further, the extensive use of fiber optics and digital switches, the use of synchronous digital hierarchy ("SDH") and other advanced technologies, have enabled cable operators to offer advanced telecommunications services. In addition, the availability of programming has improved substantially since the 1980s. As a result of the foregoing factors, significant investment in U.K. cable television followed the conclusion of the Duopoly Review. In particular, several North American cable operators and telephone companies initiated significant investment in the U.K. cable industry. In addition, cable companies in the U.K. began to access capital markets to finance construction. The U.K. cable industry has also begun to consolidate as evidenced by the 1995 merger of SBC CableComms and TeleWest Communications plc and the announcement on October 22, 1996 that NYNEX CableComms Group plc, Videotron Holdings Plc, Mercury and Bell Cablemedia plc intend to merge.

BUSINESS TELECOMMUNICATIONS AND RESIDENTIAL TELEPHONE

   OVERVIEW

     The Group derives its business telecommunications and residential telephone revenues from connection charges, monthly line rental charges, call charges, special residential service charges, special business service charges (e.g., private business circuits) and interconnection fees payable to the Group. In the U.K., the historical practice has been that all calls, local or national, are charged by time and distance.

     Switching its own traffic enables the Group to offer a wider range of services than would otherwise be possible, to monitor usage and manage doubtful accounts, to gather information about customer calling patterns and use this information in its marketing programs, and to structure rates and discount programs accordingly. As part of the Company's strategy of increasing the volume of calls switched locally and minimizing interconnect charges payable to BT, Mercury, Energis and other telecommunications providers, the Group has from time to time discussed with other cable operators the development of inter-franchise telephone networks. However, no assurance can be given as to whether or when any such inter-franchise networks will be developed.

   BUSINESS TELECOMMUNICATIONS

     The Group has achieved its share of the business telecommunications market in the areas which its network has passed by providing high-quality services at competitive prices. The Group had 3,935 business telecommunications customer accounts at December 31, 1996 including connections to a number of important corporate and governmental entities such as The Boots Company, Imperial Tobacco, Cargill, CCN, the Nottinghamshire County Council, the Nottingham City Council, Leicestershire County Council, Leicester City Council, Ashfield District Council, North East Lincolnshire District Council, Lincoln City Council, the Nottinghamshire Constabulary (including the local 999 emergency number), the Leicestershire Constabulary and the Lincolnshire Constabulary, the U.K. Inland Revenue national headquarters and their main sites in Leicester, Nottingham, Lincoln and Mansfield, the Nottingham Health Care N.H.S. Trust, the Nottingham City Hospital N.H.S. Trust, Nottingham Trent University, Leicester University, Lincoln University, BBC Radio Nottingham, Radio Trent, the Nottingham Building Society, Vision Express Group, Knoll Pharmaceuticals, Pedigree Pet Foods and the Northcliff Newspaper Group (four regional newspapers including Nottingham's Evening Post and the Leicester Mercury).

     The focus of the business marketing effort in the Group's franchise areas has been to attract large and medium-sized corporate and governmental customers, which generate high volumes of traffic and revenue. At December 31, 1996, the Group provided 18,932 business lines to its 3,935 business accounts giving the Group an average of approximately 4.8 lines per business account. In many cases these customers have transferred all or a portion of their telephone lines to the Group's service from those of the Group's principal competitors. A number of these customers have been specifically targeted, and in some cases the network has been built out to pass these customers. The Company plans to continue this strategy of focusing a portion of the Group's network build and marketing effort on town centers and industrial estates in its other franchise areas in order to capitalize on business telecommunications opportunities. The Company believes that its success in attracting these important customers has fostered a positive image in the community and enhanced the Group's credibility with other business customers.

     The Group currently offers a range of special business services, including:

    o Custom Calling Features. The Group offers business customers three-way conference calling and fully itemized and analyzed monthly billing at no extra fee. At an extra charge, the Group provides services similar to those offered to residential customers including call waiting, call forward and alarm calls. Additionally, billing data on high density 3.5" floppy disks is made available to customers.

    o Centrex. Centrex allows the customer to use the facilities of the Group's central exchange instead of purchasing its own PABX (electronic switchboard), and allows the customer to link geographically separated sites within the Group's network with common numbering, features and facilities. Centrex offers significant advantages over networking PABXs including reduced call charges and data calls using ISDN instead of point-to-point data circuits.

    o DDI (Direct Dialing Inward). Direct Dialing Inward offers multiple unique numbers at a customer's premises via a smaller number of access lines.

    o Private Circuits. Private (leased) circuits permit the subscriber to rent a circuit between two points, for example between two office buildings, at fixed rates. This permits the rapid exchange of data between subscriber owned computers or exchanges without passing through the public network. The subscriber can choose from among different circuit capacities, such as 64 KBit/s for low speed applications, and 2, 8, 34 and higher MBit/s speeds for other computer, moving image, multiplexed voice and other high capacity data applications such as main frame computer lines, video conferencing and local area networks (LANs) between local offices.

    o Digital Services. The Group offers digital connection to the public network using DASS2 (Digital Access Signalling System) and Q931 (European specification). The Group offers Primary Rate ISDN (30 X 64kbps channels) for voice and data, or Basic Rate ISDN offering 2 channels of 64kbit and a 16kbps overhead which the Group is planning to use for "D" channel services (i.e. telemetry, alarm circuits etc). The network allows transparency for DPNSS (Digital Private Network Signalling System) where customers are linking privately owned telephone systems over the public network.

    C Caller ID. Caller identification allows the customer to identify the origin of the inbound call, which is essential for the successful operation of computer telephone integration.

     The Group has recently commenced other telecommunications services such as Internet access, which it is making available to business and residential customers, as well as voice mail which it has begun test marketing and expects to make available during the second quarter of 1997. In addition, the Group is currently conducting trials on a fully managed data service based upon frame relay technology.

     In the business telecommunications area, the Group generally competes on the basis of the quality of services provided rather than on price, although the Company believes that its charges for services to business customers are competitive with those of BT, Mercury and other operators.

     The Company believes the Group has achieved favorable penetration in the business telecommunications market due to three factors. First, the Group's strategy in business telecommunications is to target large and medium-sized corporate and governmental customers, which generate the most revenue and the Company has given priority to building out its network to such customers. Second, the Group's fiber-optic network infrastructure provides customers with several advantages including superior service reliability (due to the self-healing loop architecture), greater system capacity and the ability to provide an extensive range of digital services. Third, the Group provides a high level of customer service including custom tailored network services and frequent communication with major customers. The Company believes that this combination of quality service and attractive rates has enabled the Group to achieve a substantial share of the market of large and medium-sized business telecommunications customers in the areas it has marketed.

     Telephone subscribers changing to the Group have to change their telephone numbers. As a result certain business customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, Diamond has provided its business customers with the opportunity to use the Group's telephone service for their outgoing telephone calls, which carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls. For a description of certain developments relating to number portability, see "-- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability" and "-- Competition -- Business Telecommunications".

     RESIDENTIAL TELEPHONE

     The Group had residential telephone line penetration of 41.4% of homes marketed at December 31, 1996. The Company believes the Group is achieving these residential telephone penetration rates due to (i) Diamond's well-recognized brand name and (ii) the Group's competitive rates (including free voice calls between the Group's residential customers in the same local and adjacent calling areas during off peak evening and weekend hours). In the residential telephone area, the Group generally competes on the following basis:

     Reliability. The Group's fiber-optic network infrastructure provides reliable, high-quality transmission across a modern network. In addition, the Company believes that the Group's early concentration on attracting prominent business and governmental customers has enhanced its credibility with residential customers.

     Special Services. By switching its own traffic, the Group is able to offer a variety of special services to residential customers. All residential customers receive three-way conference calling capabilities and fully itemized monthly billing at no extra fee. The Group provides three-way conference calling free of charge in order to stimulate additional call and/or termination charges. Additional "Custom Calling Features" offered by the Group for an extra charge include: call waiting, call barring (prevents unauthorized outgoing or incoming calls) and call diversion (i.e., call forward). The Group's network architecture provides a flexible platform for the Group to offer a wide range of additional telephony services as they become available in the future. These services are expected to include voice mail and distinctive telephone rings for different members of a household.

     Cost Savings. The Group seeks to provide residential telephone customers with savings on the cost of line rental and usage charges compared to BT. In order to encourage customers to subscribe to both television and telephone services, the monthly line rental charge for customers who subscribe to both services is offered at a discount to the monthly charge for customers who subscribe to telephone service only. Further discounts are available if a customer remains a subscriber to both services for an extended period of time.

     Free Evening and Weekend Voice Calls. The Group allows free voice calls between the Group's residential customers and by the Group's residential customers to the Group's business customers located within the same local and adjacent calling areas during off-peak evening and weekend hours. The incremental cost of these calls to the Group is negligible because they do not require interconnection with another operator. The Company believes that this service has encouraged its subscribers to recommend its services to other potential subscribers, particularly friends and family members, and is believed by the Company to increase calling traffic generally. The Company believes this word-of-mouth marketing reinforces its well-recognized brand name.

     The Company regularly evaluates its pricing strategy and intends to remain price competitive in its residential telephone business. The Company believes competitive pricing is particularly important initially as it introduces services and seeks to gain market share. However, over time the Company expects customer service to become a more important component of its marketing strategy.

     The Group recently launched an Internet access service, Diamond Cable Online, in its operating area. This service, available to both Diamond telephone subscribers and others, is the result of an alliance with Cable Online Ltd., a subsidiary of International CableTel Ltd., and provides users with access to the Internet and World Wide Web. The Group expects to offer expanded Internet services, including ISDN and leased line connections, during the second quarter of 1997. The Group is also test marketing voice mail services which it intends to make available to residential telephone customers during the second quarter of 1997.

CABLE TELEVISION

     PROGRAMMING

     The Company currently offers a wide range of cable television programming, including satellite and broadcast channels, tape delivered channels and FM radio. This range includes more than 50 television channels, many of which are available 24 hours a day. Local programming is provided only on a limited basis and may be offered on a larger scale in the future. In addition, the Company has carried pay-per-view events. The Company also offers a digital music service providing 30 channels of continuous music.

     The Company believes that the availability of a wide variety of quality programming is one of the most important factors influencing a consumer's decision to subscribe for and retain cable television service.

Consequently, the Group devotes considerable resources to obtaining access to a wide range of programming that it believes will be appealing to both existing and potential subscribers of its basic and premium services. The Group may from time to time pursue investments in programming providers.

     The following sets forth the television programming currently offered by the Company.

PROGRAMMING                     DESCRIPTION
-----------                     -----------
NEWS AND INFORMATION
CNN International               24-hour international news service
European Business News(1)       European business news service
Parliamentary Channel           Live coverage of the U.K. Parliament
Sky News(2)                     24-hour U.K. news service
The Weather Channel             24-hour weather information
Channel Guide                   Summary of programming schedule
Preview Channel                 Sampling of all cable channels
Diamond Vision/Cable 7          Local programming
Bloomberg Information TV(3)     News and financial information service
---------------------------------------------------------------------------
GENERAL INTEREST
BBC1                            U.K. terrestrial television
BBC2                            U.K. terrestrial television
ITV                             U.K. terrestrial television
Channel 4                       U.K. terrestrial television
Bravo(1)                        Classic movies and television series
NBC Super Channel               U.S. and world news and entertainment
QVC -- The Shopping Channel(4)  Home shopping
Sky One(2)                      Drama, films and serials
Sky 2(2)(5)                     Drama, films and serials
Discovery Channel(6)            Science and education programming
The Challenge Channel(7)        Game show programming
The Learning Channel(6)         Education and documentary programming
The History Channel(4)          History programming
Travel Channel(3)               Travel programming
TNT(8)                          Movies and other entertainment
U.K. Gold                       Classic U.K. television programming
Live TV                         24 hour U.K. entertainment and news
Sky Soap(2)(4)                  Repeats of soap dramas
The Sci-Fi Channel              Science fiction programming
Sky Travel(2)(4)                Travel programming
Vision(9)                       Religious programming
Christian Channel(4)            Religious programming
Carlton Select(10)              Classic U.K. Television programming
Carlton Food Network(10)        Food programming
Granada Plus(11)                Classic U.K. Television programming
Granada Men and Motors(11)      Male oriented programming
Granada Talk                    Talk shows
Granada Good Life               Health, shopping and gardening programming
-----------------------------------------------------------------------------
MOVIES
Sky Movies(2)(12)               24-hour feature movies
Sky Movies Gold(2)(12)          Classic movies
Playboy TV(12)                  Adult entertainment
The Movie Channel(2)(12)        24-hour feature movies
HVC(12)(13)                     Cult thriller movies
The Adult Channel(12)(13)       Adult entertainment
-----------------------------------------------------------------------------

CHILDREN
The Disney Channel(2)(12)  Children's entertainment
Cartoon Network(8)         Children's cartoons
TCC(7)                     Children's entertainment
Nickelodeon(5)             Children's entertainment
---------------------------------------------------------------------------
MUSIC
VH-1                       Music videos
CMT Europe                 Country music videos
MTV Europe                 Music videos
Performance(9)             Classical music and opera
The Box                    Music videos selected by customer requests
Landscape(9)               Classical music accompanying scenic videos
MCM Euromusique            Music Videos
---------------------------------------------------------------------------
SPORTS
Eurosport                  International sporting events
Sky Sports(2)(12)          U.K. and international sports
Sky Sports2(2)(12)         U.K. and international sports
Sky Sports3(2)(12)         U.K. and international sports
---------------------------------------------------------------------------
INTERNATIONAL
Zee TV(12)                 Asian sub-continent related programming
Asia NET                   Asian programming
Namaste(14)                Asian programming
ATM(14)                    Asian programming
SAT 1                      German language programming
TV5                        French language programming
CNE                        Chinese news and entertainment

(1)  European Business News and Bravo share a single channel.

(2)  Programming acquired from BSkyB and governed by the BSkyB rate card.

(3)  The Travel Channel and Bloomberg share a single channel.

(4) Sky Soap, Sky Travel, QVC, the History Channel and the Christian Channel share a single channel.

(5)  Sky 2 and Nickelodeon share a single channel.

(6)  The Discovery Channel and the Learning Channel share a single channel.

(7)  The Challenge Channel and TCC share a single channel.

(8)  TNT and Cartoon Network share a single channel.

(9)  Landscape, Performance and Vision share a single channel.

(10) Carlton Select and Carlton Food Network share a single channel.

(11) Granada Plus and Granada Men and Motors share a single channel.

(12) These services are offered for an additional charge or upon subscribing to other services requiring an additional charge.

(13) HVC and the Adult Channel share a single channel.

(14) ATM and Namaste share a single channel.

     The Company believes that an important factor influencing a consumer's decision to subscribe for and retain cable services is the consumer's ability to choose and pay for only those channels the consumer desires. The Group has been constrained in its ability to offer a range of channel packages due to requirements imposed by programming suppliers to provide certain channels to all subscribers if provided to any. The Group has recently negotiated with certain suppliers reductions in these requirements which will allow the Group greater flexibility in designing the packages of channels it can offer consumers in certain franchise areas.

     The Group currently charges L.13.99 per month (after a L.1 direct debit discount) for its basic cable television service (49 or 50 channels, depending on the franchise area, and one converter box that provides cable service to one television) and offers additional premium pay services. In two of its franchise areas, Nottingham and Mansfield, the Company has introduced a "Connect Pack", an entry-level package of 13 channels of television plus telephone line rental for
L.12.98 (L.5.99 for cable television and L.6.99 for telephone line rental).
This package, which does not include access to premium channels, is aimed at the Group's large base of telephone-only subscribers as well as first time subscribers to multichannel television. In these franchise areas, the Group also offers its Variety Pack, which consists of 29 channels and is offered for
L.9.99 per month (after a L.1 per month direct debit discount). This package provides subscribers access to premium channels without having to purchase a full basic package. The Company also believes that these programming packages will encourage existing subscribers to remain as cable television customers by providing a less costly alternative to a full programming package. Generally, there is no charge to the subscriber for service or repair of the cable television network or customer premises equipment.


     The Group obtains most of its programming from suppliers pursuant to informal arrangements that are typically contemplated to run from three to five years. The arrangements generally provide for payments by the Group based on the number of subscribers to the service. Some programming, such as that provided by the BBC and other terrestrial broadcasters, is provided to the Group without charge.

     BSkyB PROGRAMMING

     BSkyB currently provides the Group with 12 channels on a non-exclusive basis and also offers this programming (together with additional programming) directly to its DTH satellite customers, in competition with the Group and other cable operators. BSkyB is the leading supplier of cable programming in the U.K. and the exclusive supplier of certain programming. Its programming is generally popular in the U.K. and is important in terms of attracting and retaining cable television subscribers. In the absence of more alternative programming sources, BSkyB may be able to set and raise prices for its programming without significant competitive pricing pressure. In addition, BSkyB distributes 18 other programming channels on behalf of other providers (including some providers partly owned by BSkyB).

     The Group pays a monthly fee to BSkyB for programming based on the number of the Group's subscribers taking the various BSkyB channels at the end of each month. The fees vary by channel. The aggregate amount payable by the Group to BSkyB during the year ended December 31, 1996 was L.3.6 million.

     It was reported on September 3, 1996 that the ITC was investigating the bundling of certain channels by BSkyB and, in particular, requirements that cable companies must acquire a package including two premium movie channels in order to obtain the Disney Channel from BSkyB. The ITC has not yet reported a decision.

     The prices that BSkyB charges the Group have been governed by rate cards established by BSkyB from time to time. The two most recent rate cards were approved by the Director General of Fair

Trading("DGFT") following inquiries by the Office of Fair Trading ("OFT"). Under its rate cards, BSkyB implemented significant price increases. BSkyB submitted a revised rate card to the OFT in July 1996, which has been approved and which was operative as of February 16, 1997.

     In addition, under the new rate card, BSkyB has introduced a separate charge to the Group for a third sports channel, which it currently provides to its DTH sports subscribers at no additional charge. The Group has decided to pass on this separate charge for this service to subscribers to the other BSkyB sports services unless the subscriber takes three BSkyB premium channels.

     During 1995 and 1996, the OFT conducted reviews of BSkyB's position in the pay TV market. Following its review in 1996 of BSkyB's supply of programming to pay TV (including to cable operators) and access to encryption and subscriber management services, the OFT concluded that although BSkyB was not acting anti-competitively, the competitive process was being impaired. BSkyB was not referred to the Monopolies and Mergers Commission (the "MMC") but gave new informal undertakings and accepted modifications to those it had previously given in March 1995. BSkyB agreed not to require carriage of basic channels in excess of 80% of homes; to unbundle channels, with the exception that two BSkyB channels could be linked with specified other BSkyB channels; to ensure that its Videocrypt conditional access system is made freely available without discrimination to programmers on the basis of a published rate card on cost-related terms; to maintain separate accounts for its DTH business, with actual or notional charges not less than offered to cable operators; and to revise the structure of the cable rate card.

     The DGFT has announced that the informal undertakings given by BSkyB would be reviewed by the end of 1998 or earlier if appropriate. The DGFT has also concluded that BSkyB should offer cable operators reasonable contractual security in terms of length of contract and that the OFT would regard a demonstrable and unreasonable unwillingness to do so as an abuse of BSkyB's market power.

     The OFT has also reviewed agreements between BSkyB and subsidiaries of NYNEX CableComms Group PLC and TeleWest Communications plc, which among other things permitted the licensing of BSkyB's programming at rates not provided by the rate card. These agreements originally included undertakings by the two cable companies not to compete with BSkyB with respect to film or sport programming. Following a suspension of these provisions, the DGFT announced in July 1996, that the agreements had been amended to address the concerns expressed by the DGFT.

     On February 6, 1996, the DGFT announced that he was referring an agreement between the Premier League, BSkyB and the BBC, by which the Premier League sells the exclusive television rights for Premier League football matches, to the Restrictive Practices Court (the "Court") because the agreement contained significant restrictions on competition. The Court will decide whether the restrictions are against the public interest in which case the Court may order the parties not to give effect to, enforce, or try to enforce the restrictions in the agreement and not make any other similar agreement. BSkyB, the Premier League and the BBC are understood to have successfully resisted an attempt made by the OFT to accelerate the review and the review has not yet been completed.

     The OFT is currently considering whether a number of other arrangements for televising soccer and other sporting events contain significantly anticompetitive restrictions.

     The Group has commenced discussions with other cable operators and media companies for the purpose of exploring ways in which it could obtain viable sources of alternative programming and has from time to time discussed the development of cable television channels to provide programming, including local programming, through the Group's network.

     FUTURE SERVICES

     The Group's network has been designed to enable it to provide customers with a wide range of advanced interactive services as they become available. The Company also currently expects to introduce a more extensive pay-per-view service once one becomes more generally available to the industry. Such a service would enable cable subscribers to order specific sporting events, concerts, feature films or other special events on a per-event basis for an additional charge. However, the Company cannot provide any assurances as to whether or when such a service will be generally implemented.

     Other interactive services that may be offered by the Group in the future include video games that would be transmitted periodically (or possibly upon subscriber request) to a special converter box at a subscriber's home where they would be available for use by the subscriber (as with a traditional video game) and video-on-demand services that would enable individual subscribers to request specific programming from the service provider's inventory for viewing at a specific time. See "-- Competition -- Cable Television". Additional services could include video telephone services and video conferencing, access to on-line databases and interactive transactional services. However, there can be no assurance that the Group will be able to develop and deliver any of these products on a timely and competitive basis.

     Digital technology allows operators to provide more channels, through digital compression, and higher quality pictures and sound. The Group believes that its network leaves it well placed to provide digital television services if in the Company's view providing these services in its franchise areas becomes commercially attractive. However, the Group has no immediate plans to introduce digital television services.

     The Group currently receives negligible revenues from advertising, and does not expect to receive any significant advertising revenues until its subscriber base has expanded significantly. The Company believes that there may be potential for meaningful advertising revenues in the future due to the relatively limited alternative outlets for local advertising in the Group's franchise areas.

     SALES AND MARKETING

     Cable television and residential telephone services are marketed to the residential customer on an integrated basis. Until February 1997, the residential sales teams were comprised of approximately 150 residential specialists employed by independent sub-contracting companies supervised by the Company and paid on a commission basis. Since February 1997, DCL has begun to employ residential salespeople directly. These employees are now paid on the basis of a salary plus commissions.

     During construction of the Group's network, a customer relations program is in place, beginning with a "Sorry to Disturb You" pre-construction notice providing general information about the Company's services and describing the construction process, followed by a "Thank You for Your Patience" packet containing an apology for the inconvenience caused during construction, complete information on the cable television and telephone services offered by the Company, and ending with an after-sale satisfaction survey. This approach is designed to inform potential customers of construction status, to minimize inconvenience during construction and to foster a loyal customer base.

COMPETITION

     The Group's business telecommunications, residential telephone and cable television businesses compete with various companies using a variety of technologies.

     BUSINESS TELECOMMUNICATIONS

     The Group competes primarily with BT and Mercury in providing business telecommunications services. The Group competes primarily in the business telecommunications area on the basis of quality of service and to a lesser extent price. The Company believes the Group's call charges are competitive with those of BT and Mercury.

     The Company believes that the Group's ability to compete effectively with BT had been adversely affected, particularly with respect to businesses, because there had historically been no telephone number portability in the U.K. (i.e., a new customer could not transfer its BT telephone number to the Group's system). The Company believes that this discouraged some customers from changing from BT to the

Group's service because of the costs and inconvenience associated with changing numbers. In response to this, the Company provided its customers with the opportunity to use its services for all outgoing telephone traffic, while continuing to use other providers for incoming traffic. For a discussion of certain regulatory developments regarding the introduction of number portability in the U.K. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability". The Company believes that number portability will offer little improvement to the Group's results in residential areas but could offer marginal increased sales in the small business area where number recognition and number advertising for the two and three line customer is an issue. Overall, the Company believes that number portability will be relatively neutral in its effect on the Group's business.

     Both BT and Mercury have resources substantially greater than those of the Group, and each has a national presence which may permit it to offer telecommunications, data transmission and other services on a national basis to business telecommunications customers with national operations beyond those that the Group is currently able to offer on its own. The Company expects that competition with Mercury and BT and other service providers, including the AT&T group, entering the business telecommunications market will continue to intensify.

     Energis has nearly completed construction of a national network along existing electrical power pylons and has launched telephony services. To date, Energis has not marketed residential telephony lines and generally has concentrated on the larger business telecommunications market. Energis' service offering, along with indirect service from ACC and other, smaller, long distance operators, and the emergence of International Simple Reseller companies have increased competition in the long distance and international telecommunications markets. It is also possible that utilities, such as rail or water companies, will seek to use their existing infrastructures to construct telecommunications networks that will compete with the Group's telecommunications business.

     RESIDENTIAL TELEPHONE

     BT, with the large majority of the residential telephone market in the U.K., is the Group's principal competitor in providing residential telephone services. BT has a fully built national telephone network and, due to its extensive experience in the marketing and operation of telecommunications services in the U.K. and its large financial resources, it is a formidable competitor to the Group. However, BT's ability to respond to price competition from local cable operators is restricted by its license obligation not to show undue preference to, or unduly discriminate against, different classes of customers throughout the U.K. This effectively obligates BT to price all of its services equally to the same classes of customer throughout the U.K., although BT may provide discounts to high volume users. However, as the U.K. telecommunications market becomes more competitive, there can be no assurance that BT will not be given greater pricing flexibility in the future.

     The Group seeks to compete with BT in the residential market primarily by emphasizing the competitive cost and, to a lesser extent, quality of service advantages of its cable telephone services. For example, the Group currently seeks to provide its telephone subscribers with monthly savings on the cost of calls compared to BT. To date, the Group generally has been able to price its cable telephone call charges below those of BT; however, there can be no assurance that the Group will be able to continue to do so in the future. BT currently is subject to regulatory controls over the prices it may charge customers, which last until July 31, 1997. OFTEL has issued proposals for revised price controls to be in effect until 2001. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Price Regulation". These current controls impose significant downward pricing pressure on charges in the U.K. telephone service market. As a result, BT has implemented significant price reductions for certain categories of calls and has implemented a new price initiative concerning per second pricing, which has led to further price reductions for certain users. In the past, the Group has generally reduced certain of its rates following BT's price reductions in an effort to maintain its price competitiveness versus BT. OFTEL's proposals for revised price controls until 2001 indicate that BT will be required by its telecommunications license to reduce the average level of its prices further in each of the next few years. The impact of BT's price reductions on the financial performance of the Group has been partially offset by reduced interconnection costs charged by BT for the conveyance of calls. There can be no assurance, however, that any such price cuts will not adversely impact the financial performance of the Group's telephone operations.

     BT has also started to market its services more aggressively to maintain its market position over other service providers. For example, BT recently began providing voice mail services on a national basis and caller ID services in digital switch areas, and has implemented on a national basis other services currently offered by the Group in its franchises, such as itemized billing and time-based charges. BT has also implemented extensive marketing campaigns to win back customers from cable operators.

     The introduction of international facilities licensing in 1996 has increased competition for international traffic, and the Group's telephone subscribers can obtain access to these alternative international service providers.

     In both the business telecommunications and residential telephone areas, the Group faces additional competition from (or may in the future compete with) Mercury and mobile telecommunications providers such as Vodafone, Cellnet, Mercury One2One and Orange and also faces competition from radio based telecommunications providers such as Ionica.

CABLE TELEVISION

     As a result of the ITC's practice of not granting more than one cable television license within a franchise area, the Group does not compete with other cable operators for subscribers within its franchise areas. The Group does, however, compete with programming provided by terrestrial stations, DTH satellite services, video cassette rental stores and SMATV systems and may in the future compete with programming provided by video-on-demand and other entertainment services provided by national PTOs and others.

     The principal current (and potential) competitors for the Group's cable television business are the following:

     Broadcast. Television viewing in the U.K. has long been one of the most popular forms of entertainment, and daily viewing time in the U.K. averages over 230 minutes per person (Source: BARB). Until 1989, four broadcast channels were the only source of television programming. Although the national television channels in the U.K. generally are perceived as providing high-quality programming, the Company believes that most viewers prefer a wider variety of television programming. The market share of cable television and satellite service programming is approximately one-third of all viewing in homes with cable television and satellite services (Source: BARB). In addition, the Company believes that the penetration of cable and DTH satellite services and the widespread use of VCRs, indicates a willingness on the part of many consumers in the U.K. to pay for additional programming.

     In addition to the four existing terrestrial channels, an additional commercial terrestrial channel (Channel 5) is expected to commence broadcasting before March 30, 1997.

     The Company believes that its primary competitive advantages over existing terrestrial television are significantly more programming options, access in the future to advanced interactive services and, in some areas, improved television reception. The Company believes that terrestrial television benefits from its position as the traditional source of low cost television in the U.K.

     Under the Broadcasting Act 1996, the ITC has been given responsibility for the licensing and future regulation of digital terrestrial television which, on introduction, is expected to provide an additional 30 or more new terrestrial channels serving between 60% and 90% of the U.K. population. Forty percent of the channels will be reserved for digital broadcasting by the existing terrestrial broadcasters. In January 1997, BSkyB, Carlton Communications and Granada Group announced they had formed a joint venture and applied (in competition with another applicant) to the ITC for three frequency ranges to provide 15 digital terrestrial television channels, which will broadcast programming that may include BSkyB programming currently available only through DTH satellite or cable television as well as programming from the BBC.

Digital terrestrial television would broadcast from land-based transmitters and could be received by consumers with conventional aerials. A digital decoder box would be needed to view the new channels, which would have digital picture and sound quality. The introduction of digital terrestrial, as well as digital satellite, television will provide additional competition for the Group. See "-- Certain Regulatory Matters -- Future Developments -- Digital Broadcasting".

     The Group believes that its network has been designed such that the Group would be well placed to provide digital television services if providing these services in its franchise areas were to become commercially attractive. However, the Group has no immediate plans to introduce digital television services.

     DTH Satellite. DTH satellite television service providers obtain programming from a variety of sources (including some of those used by the Group) and transmit the programming signal up to a satellite which then retransmits the signal down to customers. In order to receive a satellite service, the customer must have an outdoor reception dish.

     DTH satellite services are widely available in the U.K., and the number of DTH satellite subscribers has increased from 500,000 in 1989 to approximately
3.5 million at December 31, 1996. BSkyB is the leading supplier of satellite programming in the U.K. See "-- Cable Television -- Programming". The Sky Multi-Channels package provided by BSkyB currently offers subscribers approximately thirty channels.

     In the multichannel television market, BSkyB is the Group's principal competitor as well as one of its most important sources of programming. The Group provides to its subscribers all of the channels included in the Sky Multi-Channels package. There can be no assurance that BSkyB will continue to provide programming to the Group on acceptable terms. However, as other programming sources become available, the Company believes that the Group may become less dependent on programming from BSkyB. See "-- Cable Television -- Programming".

     The Company believes that DTH satellite services will continue to be significant competitors in the future. However, the Company believes that cable television has a number of competitive advantages over DTH satellite service, including the following: (a) the significant up-front or ongoing costs for the purchase or rental of a satellite dish and related equipment required for DTH (normally starting from approximately L.150 for the purchase of a satellite dish and related equipment, including typical installation charges of approximately L.50, or approximately L.12.50 per month for rental of a dish and related equipment); (b) the perception that satellite dishes are unsightly; (c) the long-term contracts (one-year) generally required for DTH satellite services; and (d) the ability of cable networks to offer telephone services and in the future to offer interactive and integrated entertainment, telecommunications and information services in addition to television programming.

     The Company believes that the principal competitive advantage of DTH satellite service is the monthly service charges for basic services and premium services which are lower than those for comparable services provided by the Group. BSkyB has announced its intention to introduce a digital DTH satellite service (offering the possibility of over 200 television channels) by the end of 1997. The Company believes that DTH satellite services may become more competitive with cable service if digital compression technology is successfully introduced in the U.K. such that satellite services can provide more channels and direct specific programming to particular subscribers.

     Other Competitors. The Group also faces competition from video cassette rentals and SMATV systems (which receive signals from either broadcast or satellite sources and then distribute them by cable to a discrete group of subscribers). Currently, no video-on-demand service is commercially available in the U.K. (although BT has conducted residential trials). However, the successful introduction of a video-on-demand service in the Group's franchise areas, particularly by a national PTO, would result in the Group's services being subject to increased competition. See "-- Certain Regulatory Matters -- Restrictions on National PTOs". SMATV systems can compete with cable television within a franchise area, but currently there are no SMATV systems licensed to provide service to more than 1,000 homes in the Group's franchise areas.

     New Technologies. The extent to which new media and technologies will compete with cable television systems in the future cannot be predicted and such media or technologies may become dominant in the future and render cable television systems less profitable or even obsolete. Certain operators currently are deploying digital compression technology in the U.S. If digital compression technology is deployed successfully in the U.K., it will enable the Group, as well as its terrestrial and digital DTH satellite competitors, to increase significantly the number of channels they are currently able to offer to their customers. An increase in the number of channels offered by terrestrial and DTH satellite services at competitive costs could affect the Group's current competitive position.

FRANCHISE AREAS

     The Group has been granted cable television licenses to provide cable television services in fifteen franchise areas that form a contiguous cluster of approximately 1,229,900 equity homes. The Group has been granted telecommunications licenses in eight of its fifteen franchises. In addition, DCL has applied for a national telecommunications license which will enable the provision of business and residential telecommunications in the Group's seven remaining franchises and elsewhere in the U.K. The table below sets forth the number of homes in the individual franchises areas according to CACI Information Services (for the franchises governed by telecommunications licenses and the Burton-upon-Trent and Hinckley LDLs) and the ITC (for the other LDLs).

                                         OWNERSHIP         EQUITY HOMES
TELECOMMUNICATIONS LICENSES
Nottingham.......................             100  %            270,000
Mansfield........................             100  %             85,000
Newark-on-Trent..................             100  %             42,000
Grantham.........................             100  %             22,000
Melton Mowbray...................             100  %             19,000
Lincoln..........................             100  %             52,000
Grimsby and Cleethorpes..........             100  %             64,000
Leicester and Loughborough.......             100  %            203,000

LDLS(1)
Burton-upon-Trent................             100  %             94,000
Hinckley.........................             100  %             45,000
Ravenshead.......................             100  %              2,900
Bassetlaw........................             100  %             41,000
Lincolnshire and South Humberside             100  %            174,000
Chesterfield.....................             100  %            107,000
Vale of Belvoir..................             100  %              9,000
                                                              ---------
Total............................                             1,229,900
                                                              =========

(1) The Group has been granted an LDL for each of these franchise areas and is awaiting the grant of the necessary telecommunications license. It is expected that these franchises will be covered by the national telecommunications license.

     Diamond's original franchise areas comprise a substantial regional market centered around the City of Nottingham. In addition, the LCL franchises and the Ravenshead, Bassetlaw, Lincolnshire and South Humberside, Chesterfield and Vale of Belvoir franchise areas are contiguous to the original Diamond franchises. All of the Group's franchises are concentrated in a single region and the Group owns a 100% interest in the licenses associated with each franchise. The Company believes that the Group's regional focus provides it with a number of advantages, including the ability to (a) achieve significant cost benefits in designing, constructing and managing a single network infrastructure and providing telecommunications services over an extensive area, (b) be more responsive to customer needs than its national competitors, thereby increasing customer loyalty and (c) increase its name recognition.

     Under present rules, the telecommunications licenses covering these franchises last for 23 years from the date from which the cable system first becomes operative. Thereafter, these licenses are not extendable and application must be made for a new license. The telecommunications license for the Nottingham franchise, which was the first to become operative, expires in 2013. The telecommunications licenses currently held by the Group all incorporate construction milestones which are reviewed by OFTEL. LDLs include milestones that are reviewed by the ITC. See "-- Milestones". For further descriptions of the Group's licenses, see "-- Certain Regulatory Matters".

     The Company may from time to time seek to acquire one or more new or existing franchises either in public tenders by the ITC or by private purchases from third parties. The Company anticipates that it will generally seek to acquire franchises that are contiguous to the Group's existing franchises and therefore can effectively be integrated into the Group's existing operations. No agreement for any specific material acquisition has been reached or is currently pending. The Group currently operates solely in the U.K. and currently expects that any future acquisitions would be of franchises or businesses in the U.K.

     An LDL enables an operator to provide cable television and (when held in conjunction with a telecommunications license) telecommunications services, utilizing not only cable networks but also microwave distribution systems. See "-- Certain Regulatory Matters". When such licenses are applied for by one operator, they are then generally advertised for competitive auction by the ITC. No license has been awarded for certain other geographic areas that are contiguous to the Group's franchise areas. The Group may bid for additional LDLs, if the bid price (including the estimated additional capital costs to complete the network) for the additional franchise areas provide an attractive return, in order to further improve the Group's operating leverage and increase asset value. If the Group were to be awarded any of the LDLs it may bid for in the future, the areas would be constructed in parallel with the existing franchises, but it is expected that the completion of the network for the enlarged area would be later than that planned for the existing area. In addition, to complete construction of an enlarged franchise area, the Group would be required to expend additional funds which, depending on the size of the franchise area, could be significant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     In addition, the Group operates a master antenna television service to approximately 16,000 council properties in Nottingham. This service is provided by the primary cable television network without the necessity to build and operate a separate master antenna service system.

CONSTRUCTION

     As of December 31, 1996, approximately 477,000 of the premises in the Group's franchise areas had been passed by civils construction and a portion of the network passing approximately 365,000 premises had been activated. The number of premises activated represents 36% of the Group's aggregate milestone requirements. Construction has now commenced in eight of the Group's franchise areas. While the projected rate of construction is governed principally by the applicable regulatory milestones, the path of construction in the Diamond franchises has, to date, been driven in part by the Company's strategy of targeting large business telecommunications customers. As a result, Diamond often concentrated the build out of its network to business telecommunications customers who were being solicited or to areas with a higher density of potential business telecommunications customers.

     The Group has undertaken a rapid acceleration in the build out of its existing franchise areas. During 1996 and 1995 over 172,000 and 173,000 homes, respectively were passed by civils construction as compared with approximately 27,000 homes passed during all of 1994. The Company intends to continue the rapid growth and development of network construction and activation to meet the Group's regulatory milestones. The Group may encounter difficulty in obtaining qualified contractors and may encounter cost overruns or delays in construction. As with other U.K. cable operators, the Group is generally required to use underground construction and cannot broadly employ mechanized construction methods due to existing underground utility infrastructure. The number of homes passed by the Group's civils construction substantially exceeded homes activated and homes marketed at December 31, 1996. At that date, approximately 23% of the network passed by civils construction had not been activated (as measured by homes activated as a percentage of homes passed by civils construction). At that date, approximately 27% of the homes activated by the Group's network had not yet been marketed. The Company expects to accelerate the release of homes for marketing as more homes are activated and as the percentage of homes activated but not marketed is reduced. This may place additional stress on the Company's management and operational resources. If the Group is unable to manage its expected rapid growth and development successfully, the Group's operating results and financial condition could be materially adversely affected.

     Diamond originally relied on its own construction team for the build out of its network. Since 1994, the Group has primarily used outside contractors, but believes that maintaining some in-house construction capability enables it to reduce the costs of construction and to manage its build out better. In particular, the in-house construction team provides a benchmark against which to measure fees from outside contractors and provides a reliable construction team for building out particularly difficult areas. Approximately 16% of the network constructed during 1996 was constructed using the Group's in-house team.

     Cable operators have the benefit of and must comply with the New Roads and Street Works Act 1991 (the "Street Works Act") which permits them to construct on public highways on the same basis as public utilities. This has, to some extent, reduced construction delays. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

     For a discussion of the Company's plans to fund construction see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

MILESTONES

     The Group is obliged by the milestones in its telecommunications licenses and LDLs to construct a network to pass an aggregate of 1,021,894 premises within prescribed time periods. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

     Both Diamond and LCL failed to meet their original regulatory milestones. Diamond had failed to meet the milestones in its original licenses due principally to the unavailability of sufficient funding in periods prior to the acquisition in May 1994 by European Cable Capital Partners, L.P. ("ECCP") of a majority stake in Diamond and the decision to allocate resources to the building out of the Nottingham franchise. Having obtained revisions to its licenses, Diamond raised approximately $143 million at the end of September 1994 through the issuance of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") and, after a slight delay due to construction planning and the hiring of contractors, began to accelerate the pace of the build out of its network.

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

     The Group has renegotiated its eight telecommunications license milestone obligations with OFTEL. In five franchise areas where the final milestone has not yet fallen due, the Director General of OFTEL has formally modified the interim but not the final milestone obligations under the licenses to provide new quarterly milestones which the Group had met as at December 31, 1996. In the other three franchise areas, OFTEL did not make any formal modification to the existing licenses, and the final milestones in these three franchise areas have now been met.

     In four of the seven franchise areas covered by LDLs, the Group was originally required to meet its first milestone obligations by the end of 1996. However, due to delays by the DTI in the granting of telecommunications licenses covering these franchises, which are required before construction can commence, the ITC has formally modified the Group's licenses to remove milestones that fell due at year-end 1996 and otherwise shift the annual milestones for those licenses back by 12 months. DCL has applied to the DTI for a national telecommunications license which it expects to be granted shortly. Delays in obtaining this license may adversely affect the Group's ability to meet LDL milestones for 1997.

     The following table sets forth the milestones that are incorporated into the Group's telecommunications licenses and LDLs. Since the actual milestones that the Group is required to meet are specified individually for each of the franchises, the Group could meet the aggregate milestones but still fail to meet one or more individual franchise milestones and therefore subject a telecommunications license or LDL to the risk of revocation or termination.


GROUP FRANCHISE AREAS               1994     1995     1996     1997     1998     1999     2000      AFTER
                                                                                                    2000
TELECOMMUNICATIONS LICENSE
MILESTONES(1)
Nottingham.......................   45,000   80,000  132,000  190,000  230,000  230,000  230,000    230,000
Mansfield........................   15,000   35,000   42,000   66,000   66,000   66,000   66,000     66,000
Newark-on-Trent..................    3,000   13,500   13,500   13,500   13,500   13,500   13,500     13,500
Grantham.........................    3,000   14,000   14,000   14,000   14,000   14,000   14,000     14,000
Melton Mowbray...................    3,000   10,000   10,000   10,000   10,000   10,000   10,000     10,000
Lincoln..........................    3,000   20,000   18,000   43,000   43,000   43,000   43,000     43,000
Grimsby and Cleethorpes..........    3,000   25,000   35,000   57,000   63,000   63,000   63,000     63,000
Leicester and Loughborough.......   40,620   53,620   76,000  100,000  149,000  200,670  200,670    200,670
LDL MILESTONES
Ravenshead.......................       --       --       --    2,500    2,500    2,500    2,500      2,500
Bassetlaw........................       --       --       --    1,000   10,000   19,000   28,000     32,800
Lincolnshire and South Humberside       --       --       --    5,000   25,000   45,000   70,000    144,000
Chesterfield.....................       --       --       --    8,000   28,000   60,000   80,000     89,000
Vale of Belvoir..................       --       --       --    1,000    2,000    3,000    4,545      4,545
Burton-upon-Trent................       --       --       --   10,000   29,000   45,000   66,000     77,675
Hinckley.........................       --       --       --    8,000   16,000   23,000   31,204     31,204
Aggregate Cumulative Totals......  115,620  251,120  340,500  529,000  701,000  837,670  922,419  1,021,894
Aggregate Annual Totals..........  115,620  135,500   89,380  188,500  172,000  136,670   84,749

(1) Although reflected above on an annual basis, the Group's telecommunications license milestones are measured on a quarterly basis.

     The table below sets forth by franchise and date the number of premises activated.


                             SEPTEMBER 30,     DECEMBER 31,      MARCH 31,       JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                  1995             1995             1996           1996             1996             1996
Nottingham                            57,697           79,866          98,504        110,548           123,910          139,286
Mansfield                             11,686           11,686          20,863         32,755            40,474           46,916
Newark-on-Trent                        5,634            7,420           7,420          8,392            12,707           13,509
Grantham                                   0                0               0          3,503            11,515           14,894
Melton Mowbray                             0                0               0              0             9,819           10,045
Lincoln                                    0            5,177           5,177         12,459            16,887           20,131
Grimsby and Cleethorpes                7,806            8,057          13,386         21,604            30,699           37,130
Leicester and Loughborough            51,409           57,366          61,007         67,766            77,017           83,280
Cumulative Total                     134,232          169,572         206,357        257,027           323,028          365,191

     The Group is potentially subject to enforcement orders from the Director General for failure to meet its telecommunications license milestones, which could lead to revocation of the relevant licenses. Similarly, in the event that the Group failed to meet the milestones for any of its LDLs, the ITC would have power to shorten the LDL period, impose fines or commence proceedings leading to revocation. In addition, under the Senior Banking Facility, failure to meet the Group's milestone obligations could under certain circumstances prevent further borrowing or result in an event of default. See "-- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations". The Group has not been subject to date to any enforcement action by OFTEL or the ITC due to missed milestones; however, there can be no assurance that OFTEL or the ITC will not take such action in the future.

SOURCES OF SUPPLY

     The Group obtains services and equipment for the construction and operation of its cable systems from numerous independent suppliers. As the Group has grown and its construction and purchasing needs have increased, the Group has sought to use its increased buying power to obtain more favorable pricing and contract terms.

     With certain exceptions, the Company believes that the Group can purchase the services and equipment it needs to operate its business from more than one source. However if a supplier of a product that involves significant lead time for production and delivery were to be unwilling or unable to supply the Group, the Group could suffer delays in the operation of its business, which could have an adverse effect on the Group. Further, in the case of certain supplies, limited competition in the provision of these materials has subjected (and may in the future subject) the Group to price increases higher than those experienced with other supplies.

     For certain products, the Group depends on a single supplier. Diamond has obtained exclusively from GPT certain telephone equipment, namely its switches, primary multiplexers and certain telephone transmission equipment. LCL has obtained such equipment from Nortel Limited. The Group obtains all of its cable television transmission equipment and set top converters from Scientific Atlanta. Scientific Atlanta, GPT and Nortel Limited are among the largest providers of cable television and telephone equipment in their respective markets. While the Group to date has experienced no significant difficulty in receiving products from these companies, the failure or inability of any of these companies to continue to supply the Group with these products in the future would have a material adverse effect on the Group.

     The Group has not experienced significant difficulty in obtaining timely deliveries of equipment and services. In order to reduce warehousing expenses, maximize inventory control and minimize the possibility that the Group will not have the required inventory to proceed with construction in a timely manner, the Group recently centralized its warehouse operations. Due to the high level of construction in the U.K. cable industry, delays may be encountered in obtaining certain supplies such as fiber optic cable; however the Group is making efforts to avoid such delays.

NETWORK ARCHITECTURE

     The network being constructed by the Group comprises an overlay of a cable television network and a telecommunications network. Portions of the network currently in the ground utilize conventional tree and branch architecture and the other portions utilize optical fiber node architecture with nodes serving up to 2,500 homes. Both of these portions of the network may need to be upgraded to achieve higher capability and reliability. This upgrading is not expected to require significant additional capital expenditure.

     The Group is now constructing a cable system in which optical fiber is employed to areas serving approximately 500 homes for both cable television and telecommunications services. The geography of the Group's franchise areas and the location of the cable television network's headends and the telecommunications network's switches dictate to some degree the physical construction of the cable television and telecommunications network. The Nottingham central network control office will control and monitor all other locations which will be interconnected to Nottingham supertrunking fiber network.

     Five switches are currently in operation in Nottingham, which is presently interconnected with three other switches, Mansfield, Lincoln and Grimsby. Leicester is presently interconnected with 2mb circuits to Nottingham. Two switches in Leicester are in service, with a third recently commissioned. The Company expects that an additional four switches will be commissioned during the build out.

     In addition to the existing switches, six remote concentrator units ("RCUs") are being interconnected to the Nottingham headend. The Company expects that an additional eight RCUs will be added during the build program. There are presently three cable television headend locations. The Nottingham location will monitor all headend locations. The interconnects are all fiber optics with two-way capability and status monitoring.

     The cable television headends consist of Scientific Atlanta and Magnavox fiber transmitters, fiber receivers, satellite receivers, signal processors, modulators, encoding equipment and network status monitoring and Panasonic automated tape distribution equipment. The cable television network is being constructed with Scientific Atlanta transmission equipment and set top converters. The Network's downstream upper frequency capability is 750 MHz. From the headends, fiber is deployed to each node for feeder distribution and from the node, coaxial cable is installed to the distribution points. The upper side of the downstream bandwidth will be 750 MHz. From the headends, fiber is deployed to nodes for feeder distribution, and from the nodes, coaxial cable is installed to the distribution points. The Group has begun the deployment of 750 MHz Scientific Atlanta set top converters, with capacity for 75 channels, as of February 1997.

     The telephone switches are GPT System X and Nortel DMS-100 platforms. The telecommunications network near the switch is fed directly by copper. Outside the copper service area, the telecommunications network uses Nortel or GPT SDH multiplexing equipment in a fiber self-healing loop configuration operating at 155 Mb/s ("STM 1"). Four nodes of 500 homes will be served off of each 2,000 home fiber ring. GPT and ASCOM 120 line primary multiplexers are located in the same street cabinet with the SDH multiplexers, and from there copper is fed down to approximately 30 homes per street cabinet. As the telephone network grows more distant from the switch, additional SDH rings operating at 622 Mb/s ("STM 4") will support four STM 1 rings. The telecommunications network has been designed so that as penetration and traffic intensifies, ring splitting will enable additional capacity to be carried. All network equipment, both cable television and telephone, is powered by battery backed-up power supplies.

     Telecommunications and cable television services are transmitted to the home through the same "Siamese" drop cable. The "Siamese" cable consists of two twisted pair telephone cables and a cable television coaxial drop cable manufactured in the same cable housing/insulation package so that both services are installed at the same time. From a subscriber's home, the telephone cable is run through the street cabinet up to the 500 home hub cabinet where calls are processed through a primary multiplexer which handles many calls and transmits them to the telephone switching equipment. The calls are then routed, if possible, to their final destination via the lowest cost routing, be it BT, Mercury, Energis, Global One or the Group's own network.

     The duct system is constructed with 89mm diameter duct with a 2.4mm wall thickness. Trunk cable routes usually contain multiple fiber and coaxial cables within four to six ducts. Distribution cable routes carry the drop cable to the subscriber premises and usually contain one or two ducts. A subscriber drop is placed inside either 25mm or 50mm duct which is buried in its approach to a residence to reduce cable drop cuts and other maintenance.

     The network will support 100% cable television penetration and 100% telephone penetration based upon cabinet space but only 50% telephone penetration based upon transmission equipment with hardware expandability to 96%.

     The Company believes that the Group's network architecture design, with respect to both telecommunications and cable television, will facilitate the transition to greater fiber distribution. It should allow for efficient utilization of primary multiplexers and eliminate the need for expensive digital cross connects to maximize switch port utilization. The Company believes that the network design has taken into account the need to be flexible with respect to both node and hub sizes and future developments that may lead to integration between the telecommunications and the cable television networks.

     The existing Diamond and LCL networks will be integrated in phases. The initial objective has been to physically connect the two networks through a fiber interconnect and this has been achieved with 2mb circuits, which are in place. The main purpose of the interconnect is for the central network control office (located in Nottingham) to have the ability to control the central Nortel switch in Leicester, mainly for telephone purposes. This interconnect will also enable Nottingham to monitor the Leicester cable television headend and transfer data of route forwarding information between the two locations.

     The physical connection point will be in Loughborough which is located between Nottingham and Leicester and is the desired location for the third switch for the LCL franchise areas.

     Once the two networks physically have been joined and the interfacing is complete, maintenance and monitoring of call traffic will be possible, followed by integration of the wholesale and then the retail billing processes.

EMPLOYEES

     As of December 31, 1996, the Group had 706 employees, including 581 employees in operations and 125 employees in civils construction. With effect from February 1997, DCL has begun to directly employ residential salespeople, which will increase the number of its employees. Previously salespeople had been employed by independent companies engaged by the Group on a subcontracting basis. The Group has not entered into any collective bargaining agreement with employees and the Company currently believes that the Group's labor relations are good.

CERTAIN REGULATORY MATTERS

     GENERAL

     Cable television and cable telephone service industries in the U.K. are governed by legislation under the Telecommunications Act, the Broadcasting Act 1990, which replaced the CBA, and the Broadcasting Act 1996. The operator of a cable television and cable telephone franchise in the U.K. covering more than 1,000 homes requires the following two principal licenses for each franchise area:

          (a) a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the DTI and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services, and

         (b) a cable television license, which authorizes the provision of broadcasting services within a defined geographical area and which may be either:

              (i) a Prescribed Diffusion Service License ("PDSL"), granted under the CBA prior to 1991, which allows an operator to provide cable television and other entertainment services by means of a cable network, or

              (ii) an LDL granted since January 1, 1991 under the Broadcasting Act 1990, which allows an operator to deliver television and other programming services by means of a licensed telecommunications network including a cable network.

     Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

     Under the Broadcasting Act 1990, cable operators may elect to replace certain PDSLs with LDLs with similar terms.

     The regulatory environment in the U.K. has generally encouraged the development of the cable telecommunications and the cable television industry by, among other things, licensing only one operator for each cable franchise area and restricting the national PTOs from using existing telecommunications networks to carry broadcast entertainment.

     The Labour Party has stated that it would review the existing regulatory structure if it came into power. See "-- Cable Telecommunications -- Restrictions on National PTOs".


     CABLE TELEVISION

     The Broadcasting Act 1990

     The Broadcasting Act 1990 established the ITC to license and regulate commercial television services (terrestrial and satellite) and the Radio Authority to regulate radio services. The ITC's functions are, among other things, to grant licenses for television broadcasting activities and to regulate the commercial television sector by issuing codes on programming, advertising and sponsorship, monitoring programming content and enforcing compliance with the Broadcasting Act and cable television license conditions. The ITC has the power to vary cable television licenses and impose fines and revoke such licenses in the event of a breach of the license conditions. The ITC also enforces ownership restrictions on those who hold or may hold an interest in licenses issued under the Broadcasting Act. See "-- Cable Television Licenses -- Ownership Restrictions".

     CABLE TELEVISION LICENSES

     General. As of December 31, 1996, cable television licenses had been granted for franchise areas covering approximately 16.5 million out of approximately 22 million total homes in the U.K. The ITC has indicated that it will grant only one cable television license for each geographical area for the foreseeable future. The ITC also has indicated that certain areas, for which cable television licenses have yet to be awarded, may be advertised at the request of applicants. Such licenses (LDLs) are generally awarded after competitive bids. Before awarding an LDL, the ITC must be satisfied as to certain matters, including the technical specification of the proposed system; that the applicant has sufficient funding to run the franchise; and that the applicant is a fit and proper person to be awarded a license. The ITC will award the LDL to the highest bidder unless there are exceptional circumstances, including that the coverage proposed to be achieved by another applicant is substantially greater than that indicated in the technical plan of the highest bidder, such that it is appropriate to award the license to that other applicant. In addition, all applicants must undertake to pay a percentage of qualifying revenue ("PQR") to the ITC in each year of the license.

     Cable operators may carry U.K. licensed broadcast services, foreign satellite programmes or text in their services. Cable television licenses also require cable operators to ensure that advertising and foreign satellite programs carried by them as part of their services conform to the restrictions set forth in the codes on advertising, sponsorship and programming issued by the ITC. Cable television licenses also impose an obligation on licensees to provide any information which the ITC may require for purposes of exercising its statutory functions.

     Term, Renewal and Revocation of Cable Television Licenses. The Group holds eight PDSLs which were issued for 15-year terms. The Group also holds seven LDLs, four of which were granted on September 1, 1995 and three of which were granted on September 13, 1996, all for 15-year terms.

     An application may be made to the ITC to extend a PDSL for up to an additional eight years if the cable operator holds a 23-year telecommunications license. Fees would continue to be payable on the same basis as for the unextended PDSLs and no PQRs or cash bids would be payable during this 8-year term. If the Group elects to extend the PDSLs, the Group will upon expiration of such PDSLs as so extended, be required to apply for a new LDL under the competitive bid procedures described above. If the Group elects not to extend a PDSL, the Group may apply to the ITC (no earlier than five years prior to the expiration of the PDSL) for a replacement 15-year LDL, with respect to which it must agree with the ITC on the amount of the cash bid and PQR payments that will be payable over the term of the LDL (based on what would have been offered if the franchise had been offered for competitive bids).

     The Group's PDSLs will currently all expire in 2005. The Group has not yet applied to extend any of its PDSLs, nor has it applied for any replacement LDLs under the procedure outlined above, since more than five years remain before their expiration.

     The ITC may refuse an application for renewal, but only on limited grounds, including that the ITC proposes to grant a license in an area different from that described under the existing license or that the applicant is not providing services through the whole of its franchise area.

     The ITC may, after consultation with the DTI and the Director General, revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC, and the ITC considers revocation to be in the public interest. The ITC must be notified of changes in control of the licensee, of changes in directors and of certain other changes in shareholdings in the licensee. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in persons controlling or having an interest in it, the ITC can revoke the license if, as a result, it would not have awarded the license had the new ownership or control existed at the time the application for the license originally was considered. The ITC can also revoke any cable television license in order to enforce restrictions on ownership contained in the Broadcasting Act 1990 (see below) and can impose fines and shorten the license period of LDLs.

     A cable television license is transferable only with the consent of the ITC, and several of the Group's cable television licenses have recently been transferred to DCL from various of the Group's wholly owned subsidiaries with that consent.

     The Group also holds two licenses to provide television program services under the Broadcasting Act 1990. The license for the Leicester Community Channel came into force on June 29, 1992 and the license for Diamond Vision on August 29, 1995. Both licenses are for a period of 10 years.

     Ownership Restrictions. The ITC has a general duty to ensure that cable television licenses are held by "fit and proper" persons and may exercise control over who may hold a license where financial assistance is provided to, or influence is exercised over, a licenseholder which may produce results which it considers adverse to the public interest. The Broadcasting Act 1990 also contains specific restrictions on the types of entities which may hold cable television licenses or significant interests therein. Cable television licenses may not be held by a local authority, an advertising agency, a religious or political body (or one of its officers) or any entity controlled by them. Ownership restrictions also apply to ownership of different licensed services

(including local delivery services, television, satellite and radio services and newspapers), or associates of entities operating such services. See "-- Media Ownership". While PDSLs in most respects continue to be regulated under the Broadcasting Act 1990 and the Broadcasting Act 1996 as if the CBA remained in force, the ownership restrictions for PDSLs and LDLs are substantially similar.

     There is currently no restriction on the number of cable television licenses which may be held by any person.

     CABLE TELECOMMUNICATIONS

     The Telecommunications Act

     The Telecommunications Act provides a licensing and regulatory framework for telecommunications activities in the U.K. and established OFTEL under the Director General as an independent regulatory authority. Telecommunications policy is overseen by the DTI. The DTI on behalf of the Secretary of State also has primary licensing authority under the Telecommunications Act, although it may delegate that authority to the Director General. The functions of the Director General are, among other things, to monitor and enforce compliance with telecommunications license conditions, establish and administer standards for telecommunications equipment and contractors, and investigate complaints and exercise certain functions concurrently with other regulators to promote or ensure competition in telecommunications markets. The Director General may modify telecommunications licenses either with the agreement of the licensee following a statutory period of public consultation or following a report by the MMC. The Director General is also empowered to issue enforcement orders requiring compliance with telecommunication license conditions which have been breached (see below).

     Telecommunications Licenses

     The Group holds eight telecommunications licenses and has applied for a national telecommunications license to cover those areas for which it does not presently hold a telecommunications license, including the areas for which it has been granted LDLs. The national telecommunications license is intended to cover the Group's LDL franchises, but the Group has the option of relying on its original applications for individual telecommunications licenses for those areas. However, no assurance can be given that a national telecommunications license will be granted to the Group. In addition, the Group holds temporary telecommunications licenses granted under section 7 of the Telecommunications Act on September 16, 1994 and December 21, 1994 to interconnect telecommunications systems run by Diamond Cable (Newark on Trent) Limited and Diamond Cable (Lincoln) Limited, and to run telecommunications systems in the Coalville area of Leicestershire, respectively. These temporary licenses may be revoked by the Secretary of State on one month's notice. A telecommunications license authorizes a cable operator to install and operate the physical network used to provide cable television and cable telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the PTOs, the terrestrial broadcasting authorities and satellite broadcasting systems. Although the telecommunications license granted to a cable operator is for a particular area, it is not exclusive and, as a result, a cable telephone operator is subject to competition with respect to the provision of telephone services from national PTOs such as BT and Mercury and other telephone service providers in its franchise area. See "-- Competition -- Business Telecommunications" and "-- Competition -- Residential Telephone". Following the Duopoly Review, the Government has granted a telecommunications license to any applicant provided the applicant has satisfied certain requirements, including with respect to financial viability and, in some cases, service commitments. See "-- Duopoly Review".

     A cable operator's telecommunications license contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's telecommunications license also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of standard technical interfaces) and the manner in which the licensee conducts its business (e.g., publication of certain prices, terms and conditions). In addition, a cable operator's telecommunications license contains prohibitions on undue preference and discrimination in providing service and unfair cross-subsidy of other services. The cable operator's telecommunications license also requires the licensee to comply with certain codes of practice and to provide any information which the Director General may require for the purposes of carrying out his statutory functions. Failure to comply with an enforcement order in respect of a breach of a telecommunications license condition might give rise to revocation, an injunction by the Director General or to a third party's right to damages.

     On July 18, 1996, the Director General issued a statement (following public consultation) setting out OFTEL's proposals for the introduction into BT's license of a new condition, which would prohibit any abuse of its dominant position and any agreement or concerted practice between BT and other entities restricting or distorting competition in the telecommunications market. The proposed condition formed part of a package with revised price controls proposed for BT and came into effect on December 31, 1996. BT challenged the introduction into its license of the fair trading condition, and on December 20, 1996, the High Court entered judgment against BT.

     The fees payable for the telecommunications license consist of an initial fee payable on the grant of the license and annual fees thereafter. The annual fees are based on a proportion of the costs of the Director General in exercising his functions under the Telecommunications Act and in certain cases a proportion of costs of the MMC incurred in relation to license modification references under the Telecommunications Act.

     A telecommunications license is not transferable. However, certain changes in ownership of an entity holding a license are allowed, subject to compliance with a notification requirement.

     Network Construction and Service Obligations

     Where a cable operator holds a PDSL or an LDL replacing a PDSL (see "-- Certain Regulatory Matters -- General"), the milestones are contained in the corresponding telecommunications license and are reviewable by OFTEL.

     Where, on the other hand, a cable operator holds a new LDL which is not a conversion from a PDSL, the milestones are contained in the LDL and are reviewable by the ITC.

     Each of the Group's existing telecommunications licenses prescribes milestones which require the Group to construct its network to pass a specified number of premises within prescribed time periods. The milestones may be varied by the Director General if he considers that the variation would enable the licensee to meet the final milestone more easily. The final milestones can be modified only following a public consultation period and with the approval of the Director General. If the milestones prescribed by a telecommunications license are not met, the Director General may take enforcement action which, if not complied with, could result in the revocation of such license. Similarly, the LDLs which the Group has acquired contain build milestones which may be varied by the ITC. See "-- Construction" and "Business -- Milestones". The Company understands that all milestones from now on will be contained in LDLs. The Company also understands that the ITC will have jurisdiction to enforce these milestones. To date, the ITC has not published any guidelines on enforcement of milestones.

     Where a cable network has been installed, a licensee must provide a cable television service to anyone who reasonably requests it. A cable operator is not required to provide telephony services, but where it does so, and achieves a 25% or more share of the relevant market for such services (as determined by the Director General) within its licensed area, the licensee may, at the direction of the Director General, be required to ensure that telephone services are available to anyone in the licensed area who reasonably requests them. The Group has not received any such direction from the Director General.

     Under a telecommunications license, the cable operator is subject to and has the benefit of the Telecommunications Code promulgated under the Telecommunications Act. The Telecommunications Code provides certain rights and obligations with respect to installing and maintaining equipment such as ducts, cables and cabinets on public or private land (including the installation of equipment on public highways). The activities of cable operators under the Telecommunications Code are also subject to planning legislation.

     Cable operators have the benefit of, and must comply with, the Street Works Act, which provides them with the same rights and responsibilities with respect to construction on public highways as other public utilities. The Street Works Act standardizes fees for inspections of construction works by local governmental authorities and standardizes specifications for reinstatement of property following excavation. As a result, construction delays previously experienced by cable operators because of separate and often lengthy negotiations with local governmental entities have been reduced.

     Cable operators are required to post bonds for local authorities in respect of their obligation to ensure reinstatement of roads and streets in the event the operators become insolvent, cease to carry on business or have their telecommunications license terminated. In order to install equipment on private property cable operators must obtain legal permission from occupiers, property owners and others.

     Term, Renewal and Revocation of Telecommunications Licenses

     To date, telecommunications licenses have generally been granted for periods of 15 or 23 years. Seven of Diamond's telecommunications licenses were granted for an initial period of 23 years, and one was granted for an initial period of 15 years, both periods commencing on the date specified by the Secretary of State (which, in practice, is the date on which the cable system first becomes operative). The 15-year telecommunications license was subsequently amended to a 23-year license. The Company expects that the Group's anticipated national telecommunications license will be for a 23-year term.

     Upon expiration, a telecommunications license cannot be extended and application must be made for a new license.

     A telecommunications license may be revoked if the licensee fails to pay the license fees when due, fails to comply with an enforcement order, upon the occurrence of certain insolvency-related events or if the cable television license relating to the licensee's system is revoked. A telecommunications license may also be revoked if, among other things, the licensee fails to give the required notification to the DTI of changes in shareholdings and changes in control and agreements affecting control of the licensee, or if the DTI concludes that any such change would be against the interests of national security or the U.K. Government's international relations.

     Duopoly Review

     In 1991, the U.K. Government concluded in its Duopoly Review that the termination of the duopoly policy (which permitted only BT and Mercury to operate local, national or international fixed-link networks in the U.K. to provide public telephone services) might increase competition and benefit consumers in the U.K. telecommunications market. As a result, the U.K. Government revised its policy and determined that application for licenses would be considered from any person seeking to operate new telecommunications networks over fixed links within the U.K. Such licenses normally would be granted subject to the general statutory duties of the DTI and the Director General to ensure the provision of telecommunications services, to satisfy all reasonable demands for them and the ability of a person providing the services to finance their operations.

     The Duopoly Review also recommended specific amendments to license conditions that are particularly important to cable operators. Until the Duopoly Review, for a cable operator to provide telephone services it had to enter an agreement with BT or Mercury with respect to the terms and conditions (including price) under which the operator would provide telephone services, obtain a determination from the Director General that services could be provided and operate its network as agent for either BT or Mercury. Since the Duopoly Review, cable operators have been permitted to provide all forms of wired telecommunications services in their own right, including the ability to switch their own traffic. The Duopoly Review also recommended changes to and further study of arrangements relating to interconnection, number portability and equal access (discussed below).

     As a result of the Duopoly Review, the Group applied for and received modified telecommunications licenses to enable the Group to provide wired telecommunications services in its own right.

     Interconnect Arrangements

     The ability of cable operators to provide viable voice and other telecommunications services is dependent on their ability to interconnect cost-effectively with other PTO's telecommunications networks in order to complete calls that originate from a customer on their cable network but that terminate off their network or that originate from a customer off their cable network and terminate on their network. Since the Duopoly Review, cable operators with contiguous franchises have been able to connect their networks without regard to whether they are under common ownership without using the services of BT or Mercury.

     The DTI is able to consider applications by cable operators to join more distant franchises, and Diamond has a license to link two of its franchises which are not adjacent to one another. Once DCL has obtained a national telecommunications license it will be able to link non-contiguous franchises without the need to apply to the DTI.

     PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as the Group (if requested to do so by such a PTO), and the Group has interconnection agreements with BT, Mercury, Energis and Global One. The BT agreements may be terminated by either party upon two years' notice, the Mercury agreement may be terminated by either party upon three years' notice, the Energis Agreements may be terminated by either party on six months' notice and the Global One agreement may be terminated by either party upon one month's notice after an initial term of one year. If the Group is unable to negotiate acceptable pricing terms with BT, Mercury, Energis or Global One in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, the Group may request that the Director General determine such terms. A recent case has established that it is possible for a regulated company to challenge in the U.K. courts a determination by the Director General of terms of interconnection agreements. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

     OFTEL currently determines standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges are based on forecast financial statements (on a fully allocated costs basis). OFTEL is currently assessing final charges based on BT's final financial statements for that period. A draft determination was published by OFTEL in February 1997. Final charges may involve a readjustment of charges made under the interim determination where appropriate. At the end of 1996, OFTEL completed another consultation process and published interim charges for the period from April 1, 1996 to March 31, 1997. As a result of these revised charges, the Group will receive outgoing interconnect charge rebates, and must pay incoming termination rebates for periods from April 1, 1995. The Company has estimated that the rebate due to the Group will exceed the rebates to be paid by the Group. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1996 -- Revenue".

     On March 20, 1996, the Director General published a consultation paper in which OFTEL proposed basing interconnection charges on forward looking incremental costs. It is proposed that this would take effect from August 1997, subject to a network price cap. This would impose a Retail Price Index ("RPI") minus X cap on interconnect prices. Within that cap it is proposed that OFTEL would impose floors and ceilings for interconnection services, which would control BT's prices for its various interconnection services.

     In June 1996, the Director General published a statement in which he made it clear he is proposing to replace the annual determination of charges with a system of network controls for those services which are not competitive, using baskets of interconnection services, each subject to a charge cap formula of RPI minus X. Charges for those services which are expected to become competitive during the next price control period, i.e. from August 1997 until the middle of 2001, will not be included in the network baskets, but will be governed by safeguard caps of RPI plus 0%. Charges for those services which are expected to become competitive before August 1997 or which are determined by the Director General to be competitive during the control period, will be free of network controls. The value of "X" has not as yet been decided. Neither have the "floors and ceilings" of prices within the baskets. Further work on these areas and on the model by which the Director General is to base charges on incremental costs is to be carried out in early 1997. The current proposals are subject to public consultation, which ends on February 13, 1997. OFTEL has said it will publish a further informal consultative document in March 1997 and its final proposals with license modifications for formal consultation in May 1997. If BT agrees to them, these modifications to BT's license will become effective on August 1, 1997. If BT were to fail to agree, there may be a reference to the MMC. In the period before recommendations of the MMC were implemented, the current interconnection regime would continue.

     Price Regulation

     Although to date the Group has for the most part been able to price its cable telephone call charges below those of BT, there can be no assurance that it will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers for network services, including a requirement that the overall basket of charges may not be changed by more than an amount equal to the percentage change in the RPI less 7.5% (and BT may, as a result, have to decrease prices). In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the RPI.

     OFTEL's latest proposals for control of BT's retail prices have been incorporated in BT's license. The retail price controls will continue until 2001 and are stated to be the last such controls. The controls will only be put in place where consumer protection is required, that is, for low to medium-spending residential customers and small businesses. The current RPI minus 7.5% price cap will be replaced with effect from August 1997 with a cap of RPI minus 4.5% on the narrower basket of services described above. Safeguard caps of RPI plus 0% will be imposed on certain services. See "-- Competition -- Residential Telephone".

     BT has limited opportunity for differential pricing to the same class of customer because it is subject to prohibitions on undue preference and undue discrimination across the U.K. Following the Duopoly Review, BT's telecommunications license was modified to permit it to offer discounts to high volume users, subject to several conditions. However, BT may not offer discounted services in local markets without offering the discounts nationally if such discounts result in undue discrimination or unfair cross-subsidy. Following modifications made to BT's telecommunications license in 1995, the Director General is proposing an amendment to BT's telecommunications license to ensure that BT's interconnect prices are sufficiently transparent to enable a comparison between the component elements of BT's charges to the Group and other operators with those charged by BT to itself and to ensure that BT does not favor its own business over that of other operators. The proposals for price controls will mean further modification of interconnect prices in 1997.

     The telephone service prices charged by the Group and other service providers other than BT currently are not regulated by the Director General, although undue preference, undue discrimination, linked sales and cross-subsidy regulations within each of its franchise areas do apply to the Group.

     Equal Access

     At present, most residential customers rent an exchange line from BT and the only way in which a residential BT customer can choose to route calls over the Mercury trunk network is by dialing a special access code or by purchasing a special telephone instrument with which (by pressing a special button) it is possible to select the Mercury network. The stated policy of the U.K. Government in the Duopoly Review was to introduce true equal access, whereby local telephone systems with a market share of 25% or more will have to offer access to each available fixed link trunk system without discrimination between systems.

BT's and Mercury's and cable operators' licenses have been amended to enable the Director General to require them to make available equal access, either by pre-selection or on a call-by-call basis, subject to, among other things, a cost-benefit study indicating that the gains will outweigh the likely costs. Many cable operators opposed the Duopoly Review in this respect because equal access would reduce one of the current attractions of a cable operator's telephone system. True open access might enable cable companies to offer equal access benefits to their customers on attractive terms. Modifications made to each of the Group's telecommunications licenses also provide that the relevant licensee may be required by the Director General to make equal access available once the Group first provides 25% of the available exchange lines in any local exchange area of BT or in the relevant franchise area. The timing and terms of the introduction of equal access are unclear. The EC is currently consulting on proposals to introduce carrier pre-selection in the long term. There can be no assurance that the implementation of true equal access in the future will not adversely affect the ability of cable operators to market their telephone services.

     Number Portability

     Telephone subscribers changing their telephone service to a cable operator have historically had to change their telephone numbers. As a result certain business customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, Diamond has provided its business customers with the opportunity to use the Group's telephone service for their outgoing telephone calls, which generally carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls.

     In January 1994, the Director General announced that OFTEL was working on directives to require BT to introduce number portability for the cable operators who had provided OFTEL with the necessary information as to where and when they could provide portability to BT. The Director General's statement indicated that number portability may be introduced in the geographic areas where it is technically feasible in the foreseeable future. BT rejected a framework proposed by OFTEL for determining the charges payable for number portability in the event of a dispute between BT and other operators. In April 1995, the Director General referred the matter to the MMC to establish whether the failure of BT to reach agreements with other operators on the commercial terms and conditions for number portability was against the public interest, and if so, whether the adverse effects could be remedied or prevented by modifications to the conditions of BT's telecommunications license. On December 14, 1995, the Director General announced the MMC's conclusions, including that the absence of number portability operated against the public interest, that the absence of number portability was an obstacle to operators' (including cable operators) ability to win customers from BT, that the introduction of number portability will strengthen competition, and that BT's telecommunications license should be modified (following a statutory consultation period) to enable the allocation of BT's costs incurred in this regard between BT and other operators (including cable operators), with BT bearing the greater share. The MMC also noted that there is general agreement in the industry that reciprocity should continue to be an essential element in the introduction of number portability, and that the arrangements to be made for allocating portability costs need to take account of the fact that BT will not always be the exporting operator. BT's telecommunications license has been modified accordingly, and the telecommunications licenses of the other national PTOs are expected to be modified later in 1997, following consultation.

     Restrictions on National PTOs

     The Duopoly Review maintained restrictions upon BT and other national PTOs from conveying or providing entertainment services (such as the cable television services currently provided by the Group) over their national telecommunications networks. The U.K. government stated that the restrictions upon the conveyance of such services nationally (for example, on behalf of other service providers) may be reviewed in 1998, but the restrictions regarding provision by the national PTOs themselves were not intended to be reviewed until 2001. The Duopoly Review policy did not prevent the national PTOs from providing cable television services of the kind currently provided by the Group, but it did require that such services be provided through separate systems by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Group. The ITC's policy of granting one cable television license for each geographic area has ensured that no national PTO subsidiaries compete with the Group in the provision of cable television services in the same area. BT currently owns and operates one broadband cable franchise in the U.K., in Westminster, central London and was the highest bidder for the Milton Keynes franchise, which has yet to be awarded. Since
April 1, 1994, cable television services may be provided locally by the national PTOs without requiring separate subsidiaries, although all other licensing requirements, including the need for the national PTO to obtain an LDL to provide cable services within each locality, will remain applicable to both national PTOs and to other cable operators such as the Group. In November 1994, the DTI stated that if national PTOs (including BT and Mercury) successfully bid for a new cable television license, the DTI would be prepared to issue a telecommunications license to enable any such national PTO to convey entertainment services over its own systems within the relevant franchise area.

     Following a consultative document issued in March 1996, the U.K. Government announced on June 6, 1996, that it was ending the duopoly between BT and Mercury as international carriers from the U.K. A license holder may now provide international services from the U.K. on telecommunications facilities owned and controlled by the company providing the service, and will be able to offer services on any route it chooses. A large number of international facilities licenses have been granted.

     The DTI also reiterated the U.K. Government's commitment to the Duopoly Review restrictions on national PTOs such as BT with regard to the conveyance and provision of cable television services, while noting that national PTOs could bid for new franchise areas and provide video-on-demand services to individual residential customers.

     On September 29, 1993, the ITC issued a statement in which it concluded that national PTOs such as BT could provide a "video-on-demand" service nationally over their telecommunications networks without requiring further regulatory changes in respect of the conveyance of such services (although the programming itself might require a license). A "video-on-demand" service was defined by the ITC as a service in which individual programs are transmitted to only one household at a time in response to a particular request. As such, a "video-on-demand" service in this context does not embody cable television services of the kind provided by the Group for simultaneous reception in multiple residential households. The ITC noted that its conclusions were shared by other regulatory bodies (i.e., the DTI and OFTEL), but that its conclusions, if disputed, could only be definitively resolved in the courts.

     Currently, no video-on-demand service is commercially available from any PTO. However, BT ran a pilot program for this service to the homes of a limited number of BT employees and is understood to have run an interactive TV, including video-on-demand, commercial pilot program. Mercury has also announced that it is considering a video-on-demand pilot program. The existing restrictions on the provision of broadcast entertainment services by national PTOs have been the subject of continued political debate. In July 1994, the House of Commons Trade and Industry Select Committee issued a report on optical fiber networks in which it recommended, among other things, (i) that national PTOs be permitted to apply to provide broadcast entertainment on a franchise by franchise basis, subject to all existing franchises being exclusive for seven years from the grant of the original licenses, (ii) that all restrictions on national PTOs conveying or providing entertainment be lifted by the end of 2002, provided that the PTOs permit fair and open access to their networks and
(iii) that national PTOs (amongst others) be entitled to bid for cable television franchises in unfranchised areas by the end of 1995. The Committee's recommendations are not binding and need not necessarily lead to a change in government policy. The DTI, OFTEL and the ITC have stated that lifting these restrictions would limit competition by jeopardizing the investment programs of cable operators and the DTI has subsequently reaffirmed that the U.K. Government would not pursue the Committee's recommendations. Should the Labour Party be elected to Government it may review the restrictions on national PTOs, and in a speech by the Labour Party leader on October 3, 1995, it was proposed that a Labour government might increase BT's regulatory freedom. A general election must be held by the end of May 1997 but may be called earlier.

     FUTURE DEVELOPMENTS

     Digital Broadcasting

     The Broadcasting Act 1996 introduced provisions for the licensing of digital terrestrial broadcasting and introduced a "must carry" requirement on cable companies where both program provider and cable operator use digital technology to ensure the universal availability of designated public service channels. Must carry obligations concerning public service channels already apply to holders of PDSLs.

     The Broadcasting Act 1996 permits the initial availability of six television multiplexes, or frequency bands giving substantial national terrestrial coverage, each with the ability to carry several television channels. The new legislation includes provisions for the ITC's licensing of "multiplex providers", who would initially be allocated, in aggregate, the six multiplexes for 12-year license periods. Each multiplex provider will contract with broadcasters for the transmission of the broadcasters' television services via its allocated frequency. All existing terrestrial broadcasters, including Channel 5, would be offered half a multiplex and the BBC would be awarded its own multiplex, with competition between other operators for the remaining capacity. The ITC announced on October 31, 1996 that it would accept applications for licenses to provide terrestrial digital television services. On January 31, 1997, the deadline for applications, the ITC had received two competing applications for three of the multiplexes. One of the applicants is a joint venture by BSkyB, Carlton Communications plc and Granada Group plc. The ITC has indicated it will award the licenses in Spring 1997, following a six week public consultation period.

     In addition, on August 23, 1996 regulations came into force to implement in the U.K. the European Advanced Television Services Directive. The regulations apply in relation to conditional access to digital television services broadcast to viewers in the EEC, irrespective of the means of transmission, and therefore apply whether digital television services are transmitted by cable, satellite or terrestrial means. The regulations provide that licenses for industrial property rights for manufacturers of consumer equipment must be granted on fair, reasonable and non-discriminatory terms.

     On January 7, 1997 regulations came into force which provide that those operators who do not only self-provide conditional access services to digital television services will have to provide such services to all broadcasters who require such services on a fair, reasonable and non-discriminatory basis.

     The DTI has also published a class license for the provision of conditional access services under the Telecommunications Act authorizing the running of certain conditional access systems. Conditions in the class license impose a requirement that technical conditional access services to digital television services are offered on a fair, reasonable and non-discriminatory basis enabling broadcasters to gain access to viewers through any base of decoders which can receive their signal. In addition, conditional access operators are required to cooperate with cable operators so that cable operators are able to transcontrol and rebroadcast television services using their own conditional access system without incurring unnecessary or unreasonable expense. The class license also contains fair trading provisions.

     In December 1996 OFTEL published a consultation paper and draft guidelines on the regulation of conditional access services for digital television. The initial consultation period expired on January 24, 1997. Final guidelines have not yet been published.

     Media Ownership

     The Broadcasting Act 1996 amends the media ownership rules contained in the Broadcasting Act 1990. It relaxes the earlier rules limiting ownership between terrestrial television, satellite and cable broadcasters, except for those broadcasters which are already more than 20% owned by a newspaper with more than 20% national newspaper circulation. Qualifying terrestrial broadcasters are now allowed to have controlling interests in cable and satellite companies, provided their total interests do not exceed 15% of the total television market (defined by audience share including public service broadcasters) and qualifying cable companies will be able to control terrestrial television companies, subject to the 15% total television market limit and certain restrictions on the number of terrestrial licenses held. Newspaper groups with less than 20% national newspaper circulation are now able to control television broadcasters constituting up to 15% of the total television market, subject to a limit on the number of terrestrial licenses held, unless the ITC decides that such control would be against the public interest. Newspaper companies, the license holders of Channel 3 and Channel 5 and satellite and cable broadcasters, are to have the ability to control any number of digital terrestrial television licenses, in addition to any analogue licenses.
     Previous U.K. Government proposals have also contemplated a more integrated system of media ownership and control in the longer term, to take account of the increasing number of broadcasters and technological convergence, and involving regulation of the media-market as a whole. The Company can give no assurance as to whether these proposals for regulation will be enacted or, if they were enacted, as to what their content would be or what effect they might have on the Group's business.

     BSM Services

     In August 1995 OFTEL issued a consultative document which addressed the potential development of broadband switched mass-market ("BSM") services in the U.K. and related regulatory issues. BSM services involve the delivery of video-quality images over a switched system, at prices intended to encourage the development of a mass market. The consultative document suggested that dominant operators (potentially including cable operators) should be required to provide, on transparent and non-discriminatory terms, broadband conveyance (including switching) as a network business to service providers which could have direct commercial relationships with individual customers. Requirements for accounting separation and the possible need for some form of price control were also considered. OFTEL suggested that BT is likely, at an early stage, to be considered a dominant operator, possibly when it starts to roll out BSM services aimed at covering a significant portion of the U.K., either nationally or in a specific regional market. OFTEL suggested that such regulation should only be applied to the cable sector when it becomes dominant, either nationally or in a specific regional market and is able to compete on equal terms with BT and any other BSM services distributor. In the meantime the document recognized the importance of encouraging continuing local investment in the cable industry's infrastructure. The document also raised the question whether license obligations on cable operators to provide cable television services where their systems have been installed should not apply to BSM services (other than the broadcast entertainment services for which they have exclusive cable distribution rights in their franchise areas) until they become dominant in their relevant markets. The stated purpose of the consultative document was to raise issues in order to stimulate debate to assist in the development of the kind of regulatory regime that will best promote the new services. The August 1995 consultative document was followed by a consultative document in February 1996 and by a statement by the Director General in June 1996, both of which were concerned with promoting competition in the current market for services such as on-line information, electronic data interchange and voice messaging.



ITEM 2. PROPERTIES

PROPERTIES
     At December 31, 1996, the Group leased or rented 20 properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. At that date, the Group leased an aggregate of approximately 173,000 square feet of real property, of which approximately 103,700 square feet consisted of external equipment and warehouse storage space. The Group owns its 44,000 square foot head office and headend/switch site in Nottingham, which was constructed in 1995 at a cost of approximately
L.3 million. The Group also owns a switch site property of 4,688 square feet located at Shepshed.

ITEM 3. LEGAL PROCEEDINGS

     No member of the Group is a party to any material legal proceedings, nor is it currently aware of any threatened material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS

     Not applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected data set forth below have been excerpted or derived from the audited financial statements of the Group, which as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996 are included elsewhere herein and have been audited by KPMG, independent auditors. The selected data have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and should be read in conjunction with, and are qualified in their entirety by reference to,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the related Notes thereto, which are included elsewhere in this Annual Report.


                                                            YEAR ENDED DECEMBER 31,
                                       1992        1993         1994       1995(1)       1996      1996(2)
                                    ----------  -----------  -----------  ----------  ----------  ---------
                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenue:
Business telecommunications.......      L. 178     L. 1,237     L. 3,402    L. 5,852    L. 9,763    $16,717
Residential telephone.............         153        1,251        2,545       6,662      17,723     30,347
Cable television..................         458          719        1,324       3,479      10,091     17,279
Other revenues....................          11           20           35          --          --         --
Total revenues....................         800        3,227        7,306      15,993      37,577     64,343
Operating costs and expenses:
Telephone.........................       (140)      (1,097)      (3,067)     (5,454)     (9,776)   (16,739)
Programming.......................       (184)        (324)        (701)     (1,844)     (6,041)   (10,344)
Selling, general and
administrative....................       (917)      (1,632)      (4,562)    (13,020)    (22,391)   (38,340)
Depreciation and amortization.....     (1,530)      (2,520)      (4,038)     (8,867)    (21,380)   (36,609)
                                    ----------   ----------   ----------  ----------   ---------  ---------
Total operating costs and expenses     (2,771)      (5,573)     (12,368)    (29,185)    (59,588)  (102,032)
                                    ----------   ----------   ----------  ----------   ---------  ---------
Operating loss....................     (1,971)      (2,346)      (5,062)    (13,192)    (22,011)   (37,689)
Interest income...................          --           --        1,415       3,887       3,441      5,892
Interest expense, and amortization
of debt discount and expenses.....        (53)        (231)      (3,836)    (17,118)    (40,334)   (69,064)
Foreign exchange gains/(losses)
net...............................     (1,314)        (221)      (1,196)         925      31,018     53,112
Unrealized losses on derivative
financial instruments.............          --           --           --       (868)     (7,944)   (13,603)
Other expenses....................          --           --           --     (1,241)          --         --
                                    ----------   ----------   ----------  ----------  ----------  ---------
Net loss..........................   L.(3,338)    L.(2,798)    L.(8,679)  L.(27,607)  L.(35,830)  $(61,352)
                                    ==========   ==========   ==========  ==========  ==========  =========
BALANCE SHEET DATA:
Property and equipment, net.......    L. 8,678    L. 18,021    L. 35,127  L. 163,721  L. 277,301   $474,822
Total assets......................       9,487       19,882      138,606     374,172     416,819    713,719
Total debt (3)....................      13,779       21,889      103,068     319,492     325,041    556,567
Shareholders' equity (4)..........     (6,733)      (5,660)       26,092      25,133      54,100     92,636
OTHER DATA:
EBITDA (5)                            L. (441)       L. 174   L. (1,024)  L. (6,434)  L. (8,575)  $(14,683)
Deficiency of earnings to fixed
charges (6).......................     (3,338)      (2,798)      (8,679)    (27,607)    (35,830)   (61,352)
Capital expenditures..............       7,799       11,880       21,252     136,314     130,140    222,839

(See notes to Selected Financial Data)

NOTES TO SELECTED FINANCIAL DATA

(1) The 1995 Group financial data includes the financial results of LCL from October 1, 1995.

(2) Translated, solely for the convenience of the reader, at a rate of $1.7123 = L.1.00, the Noon Buying Rate on December 31, 1996.

(3) Total debt for periods prior to December 31, 1994 consisted of advances from shareholders and capital lease obligations. Total debt at December 31, 1994 consisted of the 1994 Notes and capital lease obligations. Total debt at December 31, 1995 and 1996 consisted of the 1994 Notes, the Company's 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes"), capital lease obligations and the mortgage loan.

(4) The Company raised additional equity financing of L.40.4 million, L.27.0 million and L.64.6 million in the years ended December 31, 1994, 1995 and 1996, respectively.

(5) Earnings before interest, taxes, depreciation and amortization and foreign exchange translation gains and losses ("EBITDA") is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and incur indebtedness. EBITDA should not, however, be considered as a substitute for net income as a measure of operating results or for cash flows as a measure of liquidity.

(6) Represents the amount by which loss before income taxes and fixed charges ("earnings") failed to cover fixed charges. Fixed charges consist of interest expense (including amortization of debt issuance costs and debt discount) plus the portion of rental expense under operating leases which has been deemed by the Company to be representative of the interest factor (1/3 of rental expense). Because fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

                                 EXCHANGE RATES

     The following table sets forth, for the years, periods and dates indicated, the average, high, low and period-end Noon Buying Rates for pounds sterling expressed in U.S. dollars per L.1.00:


YEAR            AVERAGE(1)            HIGH            LOW             PERIOD-END
----            ----------            ----            ----            ----------
1992               1.76               2.00            1.51               1.52
1993               1.49               1.59            1.42               1.48
1994               1.54               1.64            1.46               1.57
1995               1.58               1.64            1.53               1.55
1996               1.57               1.71            1.49               1.71

(1) The average of the Noon Buying Rates on the last day of each full month during the period.

     The Noon Buying Rate on March 19, 1997 was $1.5968 = L.1.00. For a discussion of the impact of exchange rate movements on the Group's financial condition and results of operations as well as its ability to service its U.S. dollar-denominated obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Group should be read in conjunction with the consolidated financial statements of the Group and related Notes which are included elsewhere in this Annual Report.

OVERVIEW

     The Group has partially constructed, and is continuing to construct, a fiber-optic cable telecommunications and television network in its franchise areas. Through December 31, 1996, approximately L.317 million had been invested (at original cost) in the construction of the Group's network and related systems. As of December 31, 1996, approximately 477,000 of the premises (homes and businesses) in the Group's franchise areas had been passed by civils construction, of which 365,000 premises had been activated, representing approximately 36% of the premises required to be activated under the Group's aggregate final milestone obligations.

     The development and the installation of the network in the Group's franchise areas requires significant additional capital expenditure. These expenditures, together with the associated operating expenses, will continue to result in significant cash requirements, and during the build out period the Company expects to continue to incur operating losses.

     The Group earns substantially all of its telecommunications revenues from monthly fees for line rental, toll usage and ancillary services (including charges for additional services purchased at the customer's discretion). Cable television revenues are earned primarily from monthly customer fees for basic and premium services. The ability of the Group to generate sufficient revenues to cover cash expenditures and become profitable will depend upon a number of factors, including the Group's ability to attract customers, revenues per customer, churn rates, construction costs and financing costs. These factors are expected to be primarily influenced by the success of the Group's operating and marketing strategies as well as market acceptance of cable telephone and television services. In addition, the Group's profitability may be influenced by, among other things, changes in the industry's regulatory environment. See
Item 1. "Business -- Certain Regulatory Matters".

     One important measure of the success of the Group's operating and marketing strategy is the churn rate, which is a measure of the incidence of service terminations among customers using a given service. Service may be terminated either by the customer or by the Group (generally when the customer is delinquent in payment). For cable television subscribers, the Group's experience to date has been that the likelihood of churn for a given customer is highest in the period shortly after the customer commences subscription for the service. In addition, cable television churn is subject to seasonal pressures tending to be highest in the early months of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Group expended net cash to fund investing activities of L.71.9 million, L.155.5 million, and L.128.2 million, in 1994, 1995 and 1996, respectively. In 1995, the Company received net sale proceeds of L.56.2 million from marketable securities and invested net cash of L.108.8 million in the LCL Acquisition. Net cash provided by financing activities was L.112.4 million and
L.212.2 million in 1994 and 1995, respectively, and was L.54.4 million in 1996, of which L.64.6 million was provided by the issue of equity referred to below and L.9.1 million was used for debt financing costs. The Group's investing activities (other than temporary investments of the proceeds from equity and debt financings and the LCL acquisition) consisted almost exclusively of the ongoing construction of the network (L.19.1 million in 1994, L.102.9 million in 1995 and L.128.2 million in 1996). As noted above, during the third quarter of 1995, the Group expended net cash of L.108.8 million for the acquisition of LCL which was funded by new equity, and a banking facility, which was repaid from the proceeds of the 1995 Notes in December of 1995. In 1994, the Group generated positive cash flows from operating activities of L.496,000, and in 1995 and 1996 generated negative cash flows from operating activities of L.4.1 million and L.1.3 million, respectively. The Group's cash and funding requirements historically have been met principally through the issuance of senior discount notes in September 1994 and December 1995 (the "1994 Notes" and "1995 Notes", respectively), equity capital, advances from its shareholders, and from bank and lease financing. In February 1997, the Company issued a new series of senior discount notes (the "1997 Notes"), raising net proceeds of approximately $240 million. See "-- Description of Company Debt -- Description of Senior Discount Notes".

     The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and the new LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. See Item 1. "Business -- Milestones".

     The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The network will be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures required for the Group to substantially complete the network (including estimated subscriber connection expenses) will be approximately L.570 million (of which L.520 million relates to capital expenditures occurring from December 31, 1996 through January 1, 2001), although these amounts could vary significantly.

     The Company believes that available cash reserves (including the proceeds of the 1998 Notes offering), the proposed equity injection of pound sterling 25 million and cash flows from operations will be sufficient to complete the planned construction through the first quarter of 1997, at which time the Group estimates that approximately 61.4% of the aggregate final milestones will have been constructed and activated. Thereafter, the Company expects that the Group will be able to utilize amounts under a senior bank facility (the "Senior Bank Facility") that permits DCL to borrow, subject to certain conditions, up to
L.175 million. If such amounts are not available or are insufficient, the Group would be required to obtain further debt or equity financing.

     DCL will be able to draw on the Senior Bank Facility if certain conditions are met, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of Jewel and its subsidiaries (together, the "Borrower Group") which are not currently met. See "-- Description of Company Debt -- Senior Bank Facility". Indebtedness under the Senior Bank Facility will be incurred by DCL, guaranteed by the Borrower Group and secured by a lien on the assets of the Borrower Group and a pledge of the issued shares of the Borrower Group other than Jewel but including DCL and LCL.

     However, the Group may not be able to borrow sufficient funds under the Senior Bank Facility to meet its remaining funding requirements. In particular, even after the initial conditions to borrowing have been met the amount of funds that may be borrowed will be limited to a specified multiple of the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility). This reported annualized cash flow will depend on a number of variables, including penetration of cable television and premium channels, penetration of business telecommunications and residential telephone, average revenues in each of these areas, churn and expenses such as programming costs and interconnect charges. Adverse developments in any of these or other areas could adversely affect the Borrower Group's reported annualized cash flow and reduce amounts available under the Senior Bank Facility.

     To the extent that (i) the Group is unable to utilize fully the Senior Bank Facility, (ii) the amounts required to complete the Group's planned build out exceed its estimates or (iii) the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility) does not meet expectations, the Group will require additional debt or other financing. There can be no assurance that any such debt financing will be permitted under the terms of the Group's debt instruments, which limit the incurrence of additional debt by the Group, or that any such debt or other financing will be available on acceptable commercial terms or at all.

     The foregoing information with regard to expected completion times, future capital expenditures and the sufficiency of funding is forward looking in nature. Due to factors identified in the preceding two paragraphs and below, actual results may differ materially from the expected results. There can be no assurance that (i) conditions precedent to advances or the availability of funds under any of the Group's existing and anticipated debt instruments will be satisfied when funds are required; (ii) the Group will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required; (iii) the cost of constructing and activating the network will not increase significantly; (iv) the Group will not acquire additional franchise areas, which would require additional capital expenditures; or (v) the Group will not incur losses from foreign currency transactions or its exposure to foreign currency exchange rate fluctuations. See "-- Description of Company Debt -- Senior Bank Facility".

     To date, the Group has funded its capital expenditure needs primarily through the proceeds from the issuance of the 1994 Notes, 1995 Notes and 1997 Notes as well as equity investments. The inability of the Group to secure additional financing could result in a failure to comply with the minimum build milestones set forth in its licenses and could ultimately lead to the revocation of such licenses. See Item 1. "Business -- Certain Regulatory Matters -- Cable Telecommunications".

     The Group's revenues are denominated in pounds sterling, while its obligations to pay interest and principal on the 1994 Notes, 1995 Notes and 1997 Notes are denominated in U.S. dollars. Therefore, the Company and the Group are subject to currency exchange risks that may adversely affect their ability to meet their obligations, including obligations under outstanding debt instruments, as they become due.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1996

     The Group experienced significant increases in its subscribers, revenues and expenses during the three years ended December 31, 1996. In general, such increases were attributable to the Group's continued network construction and marketing of new homes and businesses and the acquisition of LCL. During the three-year period from December 31, 1993 to December 31, 1996 homes passed by civils construction increased by 424,797 homes (1480%), homes activated increased by 323,506 homes (1360%) and homes marketed increased by 229,637 homes (1000%). The number of homes that had been passed by civils construction at December 31, 1996 exceeded homes activated by 106,250 compared to a difference of 123,405 homes at December 31, 1995. The difference between homes passed by civils construction and homes activated is a result of the fast pace of civils construction coupled with the lead time between civils construction and activation.

     REVENUE

     The Group's total revenues were L.7.3 million in 1994, L.16.0 million in 1995 and L.37.5 million in 1996. This growth is attributable to increases in revenues in all three of the Group's primary lines of business and additional revenues of L.2.25 million and L.10.9 million attributable to the inclusion of LCL's results for the last quarter of 1995 and full year 1996, respectively.

     As a result of entering into revised interconnect agreements with BT which will apply retroactively, the Company will receive outgoing interconnect charge rebates relating to all periods prior to December 31, 1996 and must pay incoming termination rebates relating to the period from April 1, 1995 to December 31, 1996. The rebates that will be given to BT relating to the incoming termination element amount to an estimated L.1,351,000 based on draft final rates for the twelve month period from April 1, 1995 and interim rates for the nine month period from April 1, 1996. This amount has been provided by reducing residential telephone and business telecommunications revenues in 1996 by L.776,000 and L.575,000 respectively. The total amount of rebates to be received by the Company will be determined by the parties once BT has furnished to the Company a proposed calculation and supporting data and OFTEL has determined the final rates applicable. The Company has estimated that the amount of the rebate due to the Company from BT will exceed the amount of the rebates to be provided by the Company to BT. Pending final determination of rebates, the Company has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized. Accordingly, a reduction in telephone expenses of L.1,351,000 has been recorded in 1996.

     The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis adjusting for the incoming termination rebates in the appropriate periods as if the revised interconnect agreements and the draft final and interim rates had been in effect since April 1995.

     Business Telecommunications.  Business telecommunications revenue was
L.3.4 million in 1994, L.5.9 million in 1995 and L.9.8 million in 1996. Adjusting for rebates on the pro-forma basis described above, revenues were
L.5.7 million and L.10.0 million for 1995 and 1996, respectively, representing an increase of 76%. The growth in reported revenues is due primarily to an increase in the number of Diamond's business lines installed from 3,928 at December 31, 1994 to 7,036 December 31, 1995 and 14,737 at December 31, 1996,
and the inclusion of L.0.5 million and L.2.2 million of revenue attributable to LCL in the last quarter of 1995 and the full year 1996, respectively. There were 4,195 business lines for the LCL operation at December 31, 1996. The growth in the number of business lines for Diamond is partially offset by lower monthly revenue per line. The monthly revenue per line for Diamond decreased from L.88.68 in 1994 to L.74.60 in 1995 (L.72.02 on a pro-forma basis) and
L.49.81 (L.51.03 on a pro-forma basis) in 1996. This decline continued the trend over the past several quarters and was due to a combination of (i) Diamond's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (Diamond operated 6,011 Centrex lines at December 31, 1996 compared to 1,393 Centrex lines at December 31, 1995), (ii) a reduction in certain tariffs in response to price reductions by the competition, particularly BT, Diamond's principal competitor for business telecommunications services, and (iii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls.

     Residential Telephone. Residential telephone revenues were L.2.5 million in 1994, L.6.7 million (pro-forma L.6.4 million) in 1995 and L.17.7 million (pro-forma L.18.0 million) in 1996. The growth in residential telephone revenue resulted from an increase in the number of Diamond's residential telephone lines from 14,150 at December 31, 1994 to 36,122 at December 31, 1995 and 76,979 at December 31, 1996, and the inclusion of L.1.1 million and L.5.5 million of residential telephone revenue for the LCL operation for the last quarter of 1995 and the full year 1996, respectively. There were 27,481 residential telephone lines for the LCL operation at December 31, 1996. Monthly revenue per line for Diamond was L.18.83 in 1994, L.18.68 in 1995 and L.17.59 in 1996. On a pro-forma basis, Diamond's average monthly revenues per line decreased slightly from L.18.11 in 1995 to L.17.84 in 1996. The Group's churn rate (annualized) was 20.6% for 1996 as compared to pro-forma, combined 15.0% for 1995. The increase in churn in 1996 is attributable in part to a tightening of the disconnect policy for certain customers and certain ongoing efforts by BT aimed at regaining former customers.

     Cable Television. Cable television revenues increased from L.1.3 million in 1994 to L.3.5 million in 1995 and L.10.1 million in 1996. This growth in cable television revenue was primarily due to a combination of (i) an increase in the number of Diamond's cable television subscribers which rose from 8,936 at December 31, 1994 to 42,419 at December 31, 1996, (ii) an increase in the average monthly revenue per subscriber from L.14.71 for 1994 to L.16.80 for 1995 and L.17.70 for 1996, and
(iii) the inclusion of cable television revenue of L.0.6 million and L.3.1 million for the LCL operation for the last quarter of 1995 and the full year 1996, respectively. The increase in average revenue per subscriber is primarily due to increases in cable television pricing.

     The Group's churn rate was 40.9% for 1996 as compared to a pro-forma combined churn rate of 33.8% in 1995. The Company believes that the increase in churn was due in part to the Group's announcement of increases in premium subscription rates which led certain longer-term customers who had previously benefitted from grandfathered rates, to disconnect service, as well as to the application of a stricter disconnect policy relating to nonpayment implemented in June 1996 in the LCL areas, which resulted in an increase in customer disconnections, particularly in the third quarter of 1996. With the aim of reducing churn among new subscribers, the Group has begun to require payment of an installation fee in connection with the subscription for new residential services and is evaluating other means to reduce its churn in the future.

     OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to BT and Mercury, increased from L.3.1 million in 1994 to L.5.5 million in 1995 and L.9.8 million in 1996. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been L.5.0 million and L.10.2 million during 1995 and 1996, respectively. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 52% in 1994 to 44% in 1995 and 36% in 1996 due in part to reduced interconnect charges paid to other operators. Taking into account on a pro-forma basis the rebate-related adjustments to both revenues and expenses during the appropriate periods, telephone expenses as a percentage of combined business telecommunications and residential telephone revenues would have been 42% and 37% for 1995 and 1996, respectively.

     Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from L.0.7 million in 1994 to L.1.8 million in 1995 and
L.6.0 million in 1996. As a percentage of cable television revenues, these direct costs were 53% in 1994, 53% in 1995 and 60% for 1996. The percentage increase in 1996 compared to 1995 stemmed from an increase in rates charged by programming suppliers, and increases in the number of channels provided as part of program packages which were not fully offset by increases in the subscriber rates charged to existing subscribers by Diamond. Significant price increases made by BSkyB, the largest supplier of programming to the Group, took effect on January 1, 1996. As from October 1996, the Company increased its prices for premium programming, and it increased the price of its basic subscriber package in November 1996. The Company also introduced two lower-priced basic subscriber packages during November 1996 available to subscribers in two of the Company's franchise areas only.

     Selling, general and administrative expenses increased by 185% from 1994 to 1995 and by 72% from 1995 to 1996. The increases were due to a combination of increased sales commissions and higher administration costs associated with the expansion of the Group's business and the inclusion of expenses related to LCL during the last quarter of 1995 and the full year 1996. In February 1997, the Group began employing residential salespeople directly and paying them on the basis of a salary plus sales commissions.

     Depreciation and amortization expenses increased by 120% from 1994 to 1995 and by 141% from 1995 to 1996. This increase was attributable to the increasing size of the Company's network as well as the LCL acquisition.

     INTEREST INCOME/EXPENSES

     Interest expense was L.3.8 million, L.17.1 million and L.40.3 million for 1994, 1995 and 1996, respectively. The 1996 increase is due primarily to the accretion of the discount on the 1994 Notes and 1995 Notes of L.38.2 million during 1996 (compared to L.14.3 million during 1995 and L.3.2 million in 1994), as well as other interest expense of L.1.2 million in 1996. In addition, amortization of debt financing costs was L.0.9 million in 1996 (compared to L.0.3 million in 1995 and L.0.1 million in 1994 ). Interest received was L.3.4 million in 1996, through temporary investment of the proceeds of the 1995 Notes.

     FOREIGN EXCHANGE

     A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1994, the Company recognized an unrealized foreign exchange loss of L.0.7 million on the translation of its dollar-denominated indebtedness, a realized loss of L.0.9 million relating to the conversion of dollars to pound sterling, offset by an unrealized gain of L.0.4 million on the translation of dollar-denominated securities. In the year ended December 31, 1995, the Company recognized an unrealized foreign exchange gain on the translation of its dollar-denominated indebtedness of L.0.6 million, an unrealized loss on its short-term securities of L.0.3 million and a net realized foreign exchange gain of L.0.3 million relating to its operations and the sale of dollar denominated available-for-sale securities. In the year ended December 31, 1996, the Group recognized an unrealized foreign exchange gain on the translation of its liability on the 1994 Notes and the 1995 Notes of L.31.5 million, an unrealized gain on its short-term securities of L.0.1 million and a net realized foreign exchange loss of L.0.4 million relating to its operations.

    UNREALIZED LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS

     Losses on derivative financial instruments include an unrealized loss of
L.0.9 million in 1995, and an unrealized profit of L.0.2 million in 1996 on the mark-to-market valuation of an interest rate swap commitment.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell L.200 million at a rate of $1.6289 to L.1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to L.1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately L.3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1996, an unrealized loss of approximately L.8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Notes and 1995 Notes during the same period. During the first quarter of 1997, the Company has recorded a gain of approximately L.11.5 million on the two offsetting forward contracts, reflecting the reversal of the L.8.1 million loss referred to above and the approximately L.3.4 million cash payment on settlement of the contracts. Gain or loss on the translation of other foreign currency denominated obligations for that period will depend upon the prevailing rates at the end of the first quarter. The Company may from time to time in the future enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company and the Group's ability to satisfy their obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

     As a result of the foregoing factors, the Group had net losses of L.8.7 million, L.27.6 million and L.35.8 million in 1994, 1995 and 1996, respectively.

DESCRIPTION OF COMPANY DEBT

     Senior Bank Facility

     In August 1996 certain of the Company's subsidiaries entered into a L.340 million senior bank loan and guarantee facility. In February 1997, the Senior Bank Facility was amended to reduce the aggregate amount available for borrowing to L.220 million or less and to revise certain covenants and borrowing conditions. To date, no funds have been drawn under the facility.

     Indebtedness under the Senior Bank Facility will be incurred by DCL, guaranteed by certain of the Company's other subsidiaries and secured by a lien on the assets of the Borrower Group and a pledge of the issued shares of certain of the Company's subsidiaries other than Jewel but including DCL and LCL.

     DCL will be able to draw on the amended facility provided certain conditions are met, including (i) that the Borrower Group is in compliance with its obligations in respect of the aggregate build milestones for all franchise areas as set forth in its telecommunications licenses and/or LDLs, as described herein under Item 1. "Business -- Milestones", and that each member of the Borrower Group is in compliance with all of its other license obligations, (ii) the receipt by the Company of additional equity of L.25 million, (iii) the existence of L.381.5 million and approximately $30 million of aggregate cash equity, defined to equal the sum of all called up share capital and share premium balances of the Borrower Group and intra-Group indebtedness of the Borrower Group to the Company which has been or will be used to fund qualifying expenditure (as defined) and (iv) reported annualized cash flow (as defined) of the Borrower Group of at least L.15 million. DCL will be able to draw on the amended facility in amounts up to specified multiples of the Borrower Group's reported annualized cash flow. The Group has not currently met all of the conditions to borrowing under the amended facility.

     In addition, the Senior Bank Facility contains various covenants, including (i) financial covenants relating to leverage, bank debt loan charges coverage ratios, cash interest coverage ratios and annualized EBITDA levels;
(ii) requirements that the Borrower Group maintain interest rate protection agreements in relation to a portion of the loans expected to be outstanding for the period January 1, 1998 to June 30, 2001; and(iii) restrictions on the payment of dividends and intra-Group debt.

     Because the proceeds to the Company from the issuance of the 1997 Notes exceeded $175 million, the Company has, under the terms of the Senior Bank Facility, entered into good faith negotiations with a view to agreeing to certain amendments to the Senior Bank Facility, including among other things a reduction in the amount available for borrowing under the facility to L.175 million, adjustments to the repayment schedule, adjustments in financial covenant levels, modifications to restrictions on permitted dividends and distributions, and certain borrowing conditions including reported annualized cash flow (as defined) of the Borrower Group of at least L.18.5 million and an increase of approximately $72 million in the amount of aggregate cash equity to fund qualifying expenditure.

     In addition to certain customary events of default, the following events constitute events of default which may trigger acceleration under the Senior Bank Facility: (i) failure of the Borrower Group to comply with aggregate build milestones set forth in the terms of its telecommunications licenses and/or LDLs, (ii) failure of a Borrower Group member to comply with (A) its build milestones for individual franchise areas if OFTEL or the ITC has served a notice on such Borrower Group member of its intent to make an order under
Section 17 of the Telecommunications Act (a "Notice Event") or equivalent in relation to the ITC with respect to such failure to comply, or (B) any other obligation in respect of such license, the breach of which (x) results in a Notice Event or (y) is reasonably likely to have a material adverse effect on the financial condition of the Borrower Group taken as a whole or on the Group's telecommunication systems; and (iii) certain change of control events, including certain persons or entities ceasing to control specified percentages of the total voting and economic power of the Borrower Group.

     Borrowings will bear interest at adjusted sterling LIBOR plus a margin of 0.75%. Quarterly repayment of outstanding principal amounts is required beginning in the fourth quarter of 2000, with final payment in 2003.

     The Senior Bank Facility will restrict the amount of funds that the Borrower Group can transfer to the Company in order for the Company to service its debt obligations. This amount is set in pounds sterling based on a specified exchange rate. Therefore, a weakening of the pound sterling against the dollar below this specified rate would reduce the dollar-equivalent amount of funds that could be transferred to the Company to service its obligations under the 1994 Notes, the 1995 Notes and the 1997 Notes.

     Description of Senior Discount Notes

     To help fund the Group's operations, in September 1994 the Company issued $285,101,000 in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to L.91 million after issuance costs of L.4 million. Cash interest is not payable on the 1994 Notes prior to September 30, 1999. Thereafter, cash interest on the 1994 Notes is payable at a rate of 13 1/4% per annum.

     On December 15, 1995, the Company issued $530,955,000 in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to L.187 million after issuance costs of L.8 million. Cash interest is not payable on the 1995 Notes prior to December 15, 2000. Thereafter, cash interest on the 1995 Notes is payable at a rate of 11 3/4% per annum.

     On February 27, 1997, the Company issued $420,500,000 in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to approximately L.149 million after issuance costs of approximately L.5 million. Cash interest is not payable on the 1997 Notes prior to August 15, 2002. Thereafter, cash interest on the 1997 Notes is payable at a rate of 10 3/4% per annum.

     See Note 10 of Notes to the Consolidated Financial Statements contained elsewhere herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-25 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information concerning the directors and senior management of the Company is set forth below:

NAME                 AGE  POSITION HELD
----                 ---  -------------
                          Director and
Lord Francis Pym     75   Non-Executive Chairman
                          Director, Chief
Robert T. Goad       42   Executive Officer
Gary L. Davis         52   Director
Richard A. Friedman  39   Director
John L. McDonald     22   Director
Thomas Nilsson       48   Director
Muneer A. Satter     36   Director
John L. Thornton     43   Director
Nicholas R. Millard  46   Chief Financial Officer
J.A. Duncan Craig    41   Chief Accounting Officer

     (All of Diamond Plaza, Daleside Road, Nottingham NG2 3GG England)

     Lord Pym has been a Director and Non-Executive Chairman since February 1995. He is a Member of the House of Lords and a former Member of Parliament and served, among other things, as Secretary of State for Defence from 1979 to 1981 and Foreign and Commonwealth Secretary from 1982 to 1983. He was President of the Atlantic Treaty Association from 1985 to 1988. Lord Pym is also a director of Christie Brockbank Shipton Ltd., St. Andrews (Ecumenical Trust) Ltd. and The Landscape Foundation.

     Mr. Goad has been a Director and Chief Executive Officer since May 1994 and served as Chief Financial Officer from May 1994 until July 1995. Mr. Goad is a founder of and principal in ECE Management International, LLC ("ECE Management International") and has been President of Columbia Management since 1984.

     Mr. Davis has been a Director and, until March 12, 1997, was Managing Director since he co-founded the Company in 1989. From 1970 to 1989, Mr. Davis practiced law in the United States, specializing from 1979 to 1989 in the cable television industry and governmental regulations. Mr. Davis is also a director of Nottingham Development Enterprise Limited and a director of the Cable Communications Association.

     Mr. Friedman has been a Director since May 1994. Mr. Friedman is a managing director of Goldman, Sachs & Co. and head of that firm's Principal Investment Area. Mr. Friedman joined Goldman Sachs in 1981. From 1987 to 1991, Mr. Friedman was head of the firm's Media Group. Mr. Friedman is a member of the firm's Partnership Committee, Risk Committee, Investment Committee and Real Estate Principal Investment Committee. Mr. Friedman is Chairman of AMF Group, Inc. and on the Advisory Committees or Boards of Directors of Globe Manufacturing Co., Marcus Cable Company, L.P., and Polo Ralph Lauren Enterprises, L.P.

     Mr. McDonald has been a Director since October 1996. He is the McDonald Interests' appointee under the Shareholders Agreement, dated September 1, 1994, among ECCP, AmSouth, as trustee for the McDonald Interests, CGT, GS Capital Partners, William W. McDonald and the Company (the "Shareholders Agreement") and holds a number of other directorships in connection with other McDonald investments.

     Mr. Nilsson has been a Director since February 1995. Mr. Nilsson is Managing Director of Investor U.K. Limited, London and was Managing Director of AB Export Invest from 1985 to 1994. He is also a Board Member of European Acquisition Capital, TV4 AB, WM Data, Svenska Dagbladet, Compagnie Immobel de Belgique, STORA Finance, Tufton Oceanic Investments Ltd., Industri Kapital Limited and Memex I&C AB.

     Mr. Satter has been a Director since May 1994. Mr. Satter is a managing director of Goldman Sachs International and co-head of that firm's European Principal Investment Area. Mr. Satter joined Goldman Sachs in 1988. Mr. Satter is also on the Advisory Committee or Board of Directors of Bran + Luebbe GmbH and Empe Holdings GmbH.

     Mr. Thornton has been a Director since May 1994. Mr. Thornton is a managing director of Goldman, Sachs & Co. Mr. Thornton joined Goldman Sachs in 1980, is a member of the Executive Committee of The Goldman Sachs Group, L.P., and is responsible for Goldman, Sachs & Co.'s business in Asia. Mr. Thornton is also chairman of Laura Ashley plc and a director of Ford Motor Company, British Sky Broadcasting Group plc and Pacific Century Group.

     Mr. Millard has been Chief Financial Officer since July 1995. Prior to joining the Company, Mr. Millard was Group Financial Controller and a Director of the Industrial Division of Brent International Plc. Mr. Millard is a Chartered Accountant with experience at Arthur Andersen.

     Mr. Craig has been Chief Accounting Officer since August 1990. Prior to joining the Company, Mr. Craig was Finance Director of Video Magic Leisure Group plc, a retail video distribution company which became a publicly quoted company in 1989. Mr. Craig is a Chartered Accountant with experience at KPMG and Price Waterhouse.

     Certain information concerning certain other key employees of the Company is set forth below:



NAME                   AGE  POSITION HELD
----                   ---  -------------
Mark L. Harris         42   Technical Services Director
John W. McAuley        49   Marketing Director
Susan L. Milner        40   Customer Services Director
Stephen D. Rowles      43   Executive Director
                            Human Resources and
Peter C. Savage        38   Administration Director
Katherine B. Wolfsohn  35   Legal Director

     Mr. Harris joined the Company in August 1994 as Technical Services Director. Prior to joining the Company, Mr. Harris held various senior management positions in the United States at Communications Services Inc., Tele-Communications Inc., Vista Cable Vision and Intercontinental Cable Services. Mr. Harris is a member of the National Society of Professional Engineers (U.S.) with over 20 years experience in communications engineering management.

     Mr. McAuley joined the Company in August 1995 as Marketing Director. Prior to joining the Company, Mr. McAuley had six years experience at IBM where he held various marketing management positions. Mr.

     McAuley has previous experience in Cadware Incorporated, a PC software development company where he held the post of Vice President of Marketing, Hudson Technologies, a PC software publisher where he held a similar position and at Philip Morris where he held a number of senior management/director level appointments in the marketing field over a 12-year period.

     Ms. Milner joined the Company in November 1992 and became Customer Services Manager in 1993 and Customer Services Director in 1996. Ms. Milner had six years experience with BT where she held positions in telephone operations.

     Mr. Rowles has been Telecommunications Director since January 1992. Prior to joining the Company, Mr. Rowles was a founder of RPL Telecommunications plc, a PABX equipment and systems vendor, and served there as a Director from 1982 through 1991.

     Mr. Savage joined the Company in June 1993 as Human Resources Director. Prior to joining the Company Mr. Savage held positions in British Coal as Personnel Manager for the Southern Region and as Deputy to the Head of Employment Policy Branch. Mr. Savage is a member of the Institute of Personnel and Development.

     Ms. Wolfsohn joined the Company in November 1996 as Legal Director. Prior to joining the Company, Ms. Wolfsohn was Legal Director and Company Secretary at Bell Cablemedia plc for two years. Ms. Wolfsohn had seven years previous experience in the corporate department of Linklaters & Paines in London and qualified as a solicitor in Melbourne, Australia in 1986.

BOARD OF DIRECTORS

     The Company's Articles of Association (the "Articles") provide that unless otherwise determined by ordinary resolution, the number of directors (other than alternate directors) shall be not less than two but shall not be subject to any limit. Presently, the Board of Directors comprises eight members.

     The Shareholders Agreement grants ECCP the right pursuant to the Articles to appoint up to four members of the Company's board of directors, one of whom may exercise voting control at meetings of the directors. The McDonald Interests are given the right to appoint one director. Under the Relationship Agreements between ECCP and Investor Investments and ECCP and DCI Capital Partners ("DCI") dated October 12, 1994 and June 21, 1996, respectively (the "Relationship Agreements"), Investor Investments and DCI each have the right to require ECCP to procure (so far as it is legally able) that the Company appoints one director designated by each of them. Presently Messrs. Goad, Friedman, Thornton and Satter are the ECCP appointees, Mr. McDonald is the McDonald Interests appointee and Mr. Nilsson is the Investor Investments appointee. DCI has not yet made an appointment. Prior to obtaining a listing of or making trading arrangements in respect of the Company's ordinary shares of
2.5 pence each ("Shares"), the parties to the Shareholders Agreement have agreed to discuss the practicality of continuing such rights (insofar as they arise out of the Shareholders Agreement) in force after the listing becomes effective.

                              MANAGEMENT AGREEMENT
      DCL entered into a 10-year management agreement with effect from June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by Ralph H. Booth II and Robert T. Goad. As of April 4, 1996, ECE Management assigned its rights and obligations under the Management Agreement to ECE Management International, also controlled by Ralph
H. Booth II and Robert T. Goad. As of July 1, 1996 DCL assigned its rights and obligations under the Management Agreement to the Company. Pursuant to the Management Agreement, ECE Management International will manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Company, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Company's cable network, the operation and administration of the Company's business and the retention of consultants. The Management Agreement provides for an annual management fee of $200,000 and reimbursement of ECE Management International's expenses. Under a separate agreement between, among others, the Company and DCL, the Company is entitled to recharge to DCL fees and expenses incurred under the Management Agreement up to a maximum amount agreed with the lenders under the Senior Bank Facility.

     Principals and affiliates of ECE Management International have been involved in the U.K. cable industry since 1989 when affiliates of Mr. Goad and his company, Columbia Management, acquired a controlling interest in the 100,000 home franchise for South Bedfordshire. In 1990, Mr. Goad and his affiliates were joined by Mr. Booth through Booth American Company ("Booth American"), a family-owned U.S. media company with cable systems and interests in radio stations in several major markets. Together, the group applied for four additional contiguous franchises in Hertfordshire and Bedfordshire. The group was successful in winning three of the four franchises bringing the total homes under franchise to approximately 400,000. In October 1993, Columbia Management and Booth American signed a joint venture agreement with International CableTel Inc. ("ICTL") whereby the parties established English Cable Enterprises, Inc. ("English Cable") in which ICTL acquired a 70% interest with Booth American and Columbia Management retaining the remaining 30%. This has subsequently been exchanged for a direct interest in ICTL.

     In addition to Mr. Goad and Mr. Booth, the management team at ECE Management International includes Gary Cox and Mark S. Simonian. Gary Cox is a principal in ECE Management International with primary responsibility for the Group's network design construction and operation and its technology. Mr. Cox has over twenty years experience in the cable television industry including serving as Chief Operating Officer of Communications Services, Inc. ("CSI") upon the management buyout of that company in 1984. CSI was subsequently sold to Tele-Communications, Inc. in 1989 at which time it had approximately 275,000 subscribers. Mr. Cox also participated in the development of the network architecture for the English Cable system. Mr. Simonian joined ECE Management as a principal in June 1994 and prior to that served as a Director in the Media and Telecommunications Group at CS First Boston Corporation. Mr. Simonian oversees the Group's operations and is involved in its finances and corporate development. See Item 13. "Certain Relationships and Related Transactions -- Management Agreement". Options over a total of 220,000 Shares and 440,000 Shares were granted to certain principals of ECE Management on February 23, 1995 and October 24, 1995 under the Senior Management Options Scheme (described below) with an exercise price of L.3.44 per Share and L.4.11 per Share, respectively.



ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Group during the years ended December 31, 1994, 1995 and 1996 for Gary L. Davis (the Managing Director of the Group during these years) and during the years ended December 31, 1995 and 1996 for Nicholas R. Millard and during the year ended December 31, 1996 for J.A. Duncan Craig. No other executive officer of the Group received compensation in excess of $100,000 for 1994, 1995 or 1996. See "-- Employment Agreements and Other Arrangements" below for a description of certain other transactions involving Mr. Davis. In addition, the following table sets forth the compensation by the Group during the years ended December 31, 1994, 1995 and 1996 for Stephen D. Rowles and for Mark Harris for the years ended December 31, 1995 and 1996, who, while not executive officers of the Group, would have been among the most highly compensated executive officers during 1995 and 1996 had they been such.

                           SUMMARY COMPENSATION TABLE


                                               ANNUAL COMPENSATION (1)
                              -----------------------------------------------------------------
                                                                                    SECURITIES
NAME AND PRINCIPAL POSITION   YEAR      SALARY      BONUS         OTHER ANNUAL      UNDERLYING
                                                                COMPENSATIONS(2)    OPTIONS (#)
                              1996     $256,845    $111,300         $37,715             --
Gary L. Davis,                1995     $233,025     $77,675         $31,547             --
Managing Director(3)........  1994     $164,691     $39,162         $49,297           872,000
Nicholas R. Millard,          1996     $162,669     $95,889         $36,076             --
Chief Financial Officer.....  1995      $69,908     $34,954         $16,223            60,000
J.A. Duncan Craig
Chief Accounting Officer....  1996      $77,054     $15,411         $15,776             --
Stephen D. Rowles,            1996     $153,900     $17,230         $17,760             --
Executive Director..........  1995      $76,620     $46,605         $14,281             --
Mark Harris,                  1994      $98,341     $29,764         $11,027            60,000
Technical Director..........  1996     $145,544     $85,615         $35,912             --
                              1995     $125,663     $40,391         $23,025            30,000

(1) Payments made in 1994, 1995 and 1996 in pounds sterling are presented in U.S. dollars based on an exchange rate of $1.5665 to L.1.00, $1.5535 to
     L.1.00 and $1.7123 to L.1.00, the Noon Buying Rates on December 30, 1994, December 29, 1995 and December 31, 1996 respectively.

(2) Mr. Davis' "Other Annual Compensation" for 1996 includes $15,410 for house rental, $15,962 for the lease of a car, $1,087 for health insurance and $5,256 for other living expenses, for 1995 includes $18,642 for house rental, $8,543 for the lease of a car, $926 for health insurance and $3,436 other living expenses and for 1994 includes $17,073 for house rental, $8,489 for the lease of a car, $847 for health insurance and $10,538 for other living expenses. The remaining $12,350 of this amount represents a loan to Mr. Davis from McDonald Management Inc. ("MMI"). See "-- Employment Agreements and Other Arrangements". Mr. Millard's "Other Annual Compensation" for 1996 includes $13,356 for home rental, $11,972 for the provision of a car, $908 for health insurance, $9,246 in pension contributions and $594 for other living expenses, and for 1995 includes $6,059 for home rental, $6,181 for the provision of a car, $343 for health insurance, $3,495 in pension contributions and $145 for other living expenses. Mr. Craig's "Other Annual Compensation" for 1996 includes $10,430 for the provision of a car, $809 for health insurance and $4,537 in pension contributions. Mr. Rowles' "Other Annual Compensation" for 1996 includes $10,606 for the provision of a car, $647 for health insurance, $343 for other living expenses and $6,164 in pension contributions, for 1995 includes $9,427 for the provision of a car, $660 for health insurance and $4,194 in pension contributions, and for 1994 includes $6,192 for the provision of a car, $605 for health insurance and $4,230 in pension contributions Mr. Harris' "Other Annual
     Compensation" for 1996 includes $20,385 for the provision of two cars, $4,101 for school fees, $810 for health insurance, $10,274 for home rental and $342 for other living expenses and for 1995 includes $19,747 for the provision of two cars, $2,455 for school fees and $823 for health insurance.

(3) Mr. Davis retired from his day-to-day responsibilities as Managing Director of the Company effective March 12, 1997 but remains a Director.

SENIOR MANAGEMENT OPTION SCHEME

     The Company adopted a Senior Management Option Scheme on October 27, 1994 which has not been approved by the U.K. Inland Revenue. Under the scheme, the Board of Directors may, for a period of 10 years, grant options over Shares with an exercise price of L.3.44 or such other price as the Board of Directors may determine, to executives or other individuals associated with the Group selected by the Board of Directors. Options granted on or before April 30, 1995 can be exercised as to 50% of the shares subject to the option on or after June 30, 1998 and as to the other 50% on or after June 30, 1999, in each case, until the seventh anniversary of the date of grant of the option. Options granted after April 30, 1995 can only be exercised as to 50% on or after the fourth anniversary of the date of grant, and as to the remaining 50%, on or after the fifth anniversary of the date of grant, in each case, until the seventh anniversary of the date of grant of the option. Options may be exercised early in certain circumstances if the option holder ceases to be a director or employee of the Group or if there is a change in control of the Group.

     Options over a total of 728,000 Shares were granted to directors, senior management and certain principals of ECE Management on February 23, 1995 and July 19, 1995 under the Senior Management Option Scheme with an exercise price of L.3.44. Of these 218,000 were granted to Gary Davis and 10,000 to Lord Pym.

     On October 24, 1995, options over a total of 490,000 shares were granted to directors, senior management and certain principals of ECE Management under the Senior Management Option Scheme with an exercise price of L.4.11 per share.

     Options were granted on January 5, 1995 to CGT, in which Mr. Davis and his family are shareholders, over 654,000 Shares with an exercise price of L.3.44 and are exercisable at any time up to January 5, 2002. These options were not granted under the Senior Management Option Scheme but are subject to some of the provisions of the Senior Management Option Scheme.

     According to the rules of the Senior Management Option Scheme, the aggregate number of shares which have been or may be issued pursuant to options granted under the Senior Management Option Scheme and options granted under any other option scheme of the Company may not exceed 10% of the Company's then current issued share capital.

COMPENSATION OF DIRECTORS

     The Articles of Association of the Company provide that the ordinary remuneration to directors who are not executive officers shall not exceed in aggregate L.300,000 per year (excluding amounts payable under any other provision of the Articles of Association) or such higher amount as the shareholders may determine by an ordinary resolution. Such directors may be paid extra remuneration by way of salary, commission or otherwise as the Board may determine. The aggregate remuneration paid to Directors of the Company during 1995 and 1996 was L.250,307 and L.267,026, respectively (excluding loans to Mr. Davis by MMI described below).

     The Board may appoint one or more directors to executive offices on such terms as it may determine. All Directors are also entitled to reimbursement for all reasonable traveling, hotel and other expenses properly incurred in the performance of their duties as directors, including any expenses incurred in attending meetings of the Board or of committees of the Board or general meetings or separate meetings of the holders of any class of shares or debentures of the Company.

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

     DCL entered into a Service Agreement with Mr. Davis, on May 17, 1994 (the "Service Agreement"), which provided that Mr. Davis would act as Managing Director of the Company for a period of two years from May 6, 1994 and thereafter unless and until terminated by six months' notice. The Service Agreement further provided that in carrying out his duties, Mr. Davis would act under the direction of DCL's board of directors. The Service Agreement provided that Mr. Davis' initial salary was L.150,000 a year plus a bonus of up to half his salary calculated by performance criteria determined annually by the board of directors of DCL.

     From 1990 through May 1994, Mr. Davis received advances totaling approximately $640,000 from MMI. At the time of the acquisition by ECCP, the McDonald Interests made a capital contribution of $1.3 million to DCL for the purpose of having DCL repay Mr. Davis' outstanding loan, inclusive of estimated tax liabilities. The Company declared a bonus to Mr. Davis in December 1995 in an amount sufficient to repay the loan and meet any related tax liabilities (together amounting to approximately $1.2 million) and such amount has been charged against income in the Company's Consolidated Statement of Operations in applicable years. The related tax liabilities have been agreed upon with the Inland Revenue and were paid by the Company on March 8, 1996. The loan from MMI to Mr. Davis remains outstanding.

     The Group has entered into a service contract which commenced as of July 1, 1995 with Mr. Millard, which can be terminated by Mr. Millard on six months notice and by the Company on 24 months notice, and a service contract with Mr. Rowles for a minimum period of 39 months commencing April 1, 1996.

     With respect to Mr. Goad, the ECCP partnership agreement provides that while the Management Agreement is in force, ECCP shall maintain Mr. Goad as Chief Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not have a compensation committee. During 1995, Mr. Goad and Mr. Davis were the only officers and employees of the Company who participated in deliberations of the Board of Directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 1997, certain information regarding beneficial ownership of the Company's ordinary shares of 2.5 pence each ("Shares") held by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's outstanding voting securities and (ii) all directors and executive officers of the Company individually and as a group.


                                                                      SHARES
                                                                      ------
NAME AND ADDRESS OF BENEFICIAL OWNER                                    NUMBER    PERCENT(1)
------------------------------------                                  ----------  ----------
European Cable Capital Partners, L.P.(2)............................  39,447,443       66.7%
85 Broad Street, New York, NY 10004

AmSouthBank of Alabama, as Trustee (3)..............................   8,750,238       14.8%
1901 Sixth Avenue North, Third Floor,
Harbert Plaza, Birmingham, AL 35203

DCI Capital Partners................................................   3,909,754        6.6%
9830 Wilshire Boulevard,
Beverly Hills, California CA 90212

Investor Investments AB.............................................   3,909,754        6.6%
Arsenalsgatan 8c, P.O. Box 161574, S-103 24
Stockholm, Sweden

Booth English Cable Inc.(4).........................................   4,118,601        6.9%
33 West Fort St., Suite 1230 Detroit, MI 48226

Robert T. Goad(5)...................................................   2,991,099        5.1%
c/o Columbia Management, Inc. P.O. Box 499,
Carmel, IN 46032

Gary L. Davis(6)....................................................     689,000        1.2%
All directors and executive officers of the Company as a group(7)...   3,680,099        6.2%

(1) The percentage of Shares owned has been calculated based on the 59,138,791 Shares which are outstanding, plus, in the case of Mr. Davis, 654,000 Shares issuable upon the exercise of currently exercisable Share options. See Item 11. "Executive Compensation". Except as specified with regard to Mr. Davis, the number of Shares outstanding does not include 1,827,000 Shares issuable upon the exercise of options which are in issue.
(2) A Delaware limited partnership in which various investment funds managed by Goldman, Sachs & Co. or its affiliates hold an aggregate 83.3% interest. The other limited partners are Booth English Cable, Inc., 9.1%, and Columbia Management, Inc., 7.6%, which are affiliates of Booth American Company and Robert T. Goad, respectively. In addition, other investment funds managed by Goldman, Sachs & Co. or its affiliates directly own 4.2% of the outstanding Shares, and, as a result, the Goldman Sachs Affiliates effectively control 70.9% of the currently outstanding Shares.

(3) AmSouth Bank of Alabama holds Shares as trustee for the Kathryn A. McDonald Grantor Trust, the John L. McDonald Grantor Trust, the Jennifer
     C. McDonald Grantor Trust and the Allan J. McDonald, Jr. Grantor Trust. Pursuant to the Shareholders Agreement (discussed below), the McDonald Interests have the right to appoint one member of the board of directors of the Company. Otherwise, the McDonald Interests maintain no active role in the management or operation of the Company.

(4) Booth English Cable, Inc. indirectly maintains an interest in Shares through the 9.1% interest maintained by Booth English Cable, Inc. in ECCP and directly maintains a 0.9% interest in Shares held by Booth English Cable, Inc.

(5) Mr. Goad indirectly maintains an interest in Shares through the 7.6% interest maintained by Columbia Management, Inc. in ECCP.

(6) The number of Shares in the table consists of 35,000 Shares held by CGT and 654,000 Shares issuable pursuant to options granted to CGT. See Item
     11. "Executive Compensation".

(7) Includes the interests held by Mr. Goad and Mr. Davis, but does not include 2,187,556 Shares of the John L. McDonald Grantor Trust of which John L. McDonald is the beneficiary.

     The authorized share capital of the Company consists of L.1,750,001.50 divided into 70,000,000 Shares with voting rights, of which 59,138,791 Shares are outstanding, and six non-voting deferred shares of 25 pence each, all of which are outstanding. Five of the non-voting deferred shares are held by AmSouth Bank of Alabama, as trustee for the McDonald Interests ("AmSouth"), and one is beneficially owned by CGT, a company in which Mr. Davis and his family are interested. The non-voting deferred shares entitle the holders thereof only to the repayment of the amounts paid up on such shares after payment to the holders of Shares of L.100,000 for each Share. The holders of non-voting deferred shares will not be entitled to the payment of any dividend or other distribution.

SHAREHOLDERS AGREEMENT

     The Shareholders Agreement, dated September 1, 1994, among ECCP, AmSouth, as trustee for the McDonald Interests, CGT, GS Capital Partners, William W. McDonald and the Company, regulates the relationship between certain of the shareholders. Pursuant to provisions of the Company's Articles of Association, the Shareholders Agreement grants ECCP the right to appoint up to four directors, one of whom may exercise voting control at meetings of the directors, and the McDonald Interests the right to appoint one director. See
Item 13. "Certain Relationships and Related Transactions -- Shareholders Agreement" for additional information relating to the Shareholders Agreement. ECCP and CGT have agreed to support the election of one director nominated from time to time by the McDonald Interests, and the McDonald Interests and CGT have agreed to support the election of up to four directors nominated from time to time by ECCP. The Shareholders Agreement may be varied or terminated at any time by the parties and may be terminated in whole or in part by ECCP and the McDonald Interests.
     Pursuant to the Shareholders Agreement, certain matters may not be determined without prior written approval of the McDonald Interests and the holders of a majority of the Shares. These matters include: (i) any issue of shares in the Company at a price less than the lower of the price paid by ECCP for ordinary shares in the acquisition by ECCP (taking account of the price at which ECCP has subscribed for further equity) and the fair value at the time of such share issue determined by an independent expert, (ii) any capital reconstruction or reorganization or amendment to the Company's Articles of Association, if unfairly prejudicial to the McDonald Interests, (iii) the sale of certain franchises, (iv) any transaction by the Company with any party or affiliate of a party on any basis other than on commercial arm's length terms,
(v) any material amendment to the Company's business plan that would likely frustrate in a materially adverse manner the achievement of the construction milestones set out in the business plan, (vi) (save in restricted circumstances) the service by the Board of a notice to compel a shareholder to dispose of interests in the Company's shares
     that may jeopardize a material license of the Company and (viii) the winding up of the Company or any equity repayment by the Company.

     As to other provisions see Item 13. "Certain Relationships and Related Transactions -- Shareholders Agreement".

RELATIONSHIP AGREEMENTS

     Investor Investments and DCI entered into Relationship Agreements with ECCP dated October 12, 1994 and June 21, 1996, respectively. Under the Relationship Agreements, Investor Investments and DCI each have the right to appoint one director to the board of the Company. Pursuant to each of the Relationship Agreements (as well as its obligations under the Shareholders Agreement), prior to an admission of ordinary shares to listing or similar arrangements (an "IPO"), ECCP has agreed to procure (so far as it is legally able) that the Company will invite Investor Investments and DCI to subscribe for a proportion of any further shares which the Company may issue wholly for cash, such proportion to be equivalent to Investor Investments' or DCI's (as the case may be) percentage interest in the Shares.
     Pursuant to the Relationship Agreements, ECCP has agreed to procure (so far as it is legally able) that the Company will not, prior to an IPO, take certain actions without the prior written approval of Investor Investments and DCI. These actions are: (i) any capital reconstruction or reorganization, if unfairly prejudicial to Investor Investments or DCI, as the case may be, (ii) any transaction by the Company with ECCP or its affiliates on any basis other than on commercial arm's length terms, and (iii) the winding up of the Company or any equity repayment by the Company.
     For a discussion of certain provisions of the Relationship Agreements, see
Item 13. "Certain Relationships and Related Transactions -- Relationship Agreements".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT
     Pursuant to the Management Agreement, ECE Management International has agreed to manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Company, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Group's business and the retention of consultants. The contract provides for an annual management fee of $200,000 per year. In addition, the Company has agreed to reimburse ECE Management International for expenses incurred in the performance of its duties, and to indemnify ECE Management International from any liability incurred in connection with the performance of its duties, except in the case of ECE Management International's willful misconduct, gross negligence or bad faith. See Item 10. "Directors and Executive Officers of the Registrant -- Management Agreement". ECE Management International is directly or indirectly owned by Robert T. Goad (55% beneficial interest) and Ralph H. Booth II (45% beneficial interest). The Company believes that the terms of the Management Agreement are, taken as a whole, as favorable to the Company as those which could have been obtained from an unaffiliated third party through arm's length negotiation. During 1995 and 1996, the Group recorded expenses of L.1,085,000 and L.1,610,000, respectively, as amounts paid or payable to ECE Management and/or ECE Management International in connection with management services provided to the Company and all related expenses incurred. The Company may terminate the Management Agreement if ECE Management International ceases to be an Affiliate (as defined therein) of both Mr. Booth and Mr. Goad. In addition, the Company may terminate the Management Agreement (after consultation with ECE Management International) if Diamond materially underperforms compared to ECE Management

     International's business plan, provided such underperformance is not caused by events which are beyond ECE Management International's control.

SHAREHOLDERS AGREEMENT

     Pursuant to the Shareholders Agreement, certain matters may not be determined without prior written approval by the McDonald Interests and the holders of a majority of the ordinary shares. See Item 12. "Security Ownership of Certain Beneficial Owners and Management -- Shareholders Agreement".

     The Shareholders Agreement also provides that each party thereto will (so far as it is able) procure that any contract between the Company and that party or any of its affiliates is made on an arm's length commercial basis. Unless ECCP agrees otherwise on any particular occasion, the Company is required to retain Goldman, Sachs & Co. or an affiliate of Goldman, Sachs & Co. exclusively to perform all investment banking services for customary compensation and on other terms consistent with an arm's length transaction.

     The Shareholders Agreement also places certain restrictions on the transfer of shares held by the parties and grants certain registration rights.

RELATIONSHIP AGREEMENTS

     Pursuant to the Relationship Agreements, ECCP is required to procure (so far as it is legally able) that certain actions by the Company are not taken without the prior written approval of Investor Investments and DCI. See Item
12. "Security Ownership of Certain Beneficial Owners and Management -- Relationship Agreements".

     The Relationship Agreements also provide that each party thereto will (so far as it is able) procure that any contract between the Company (or any of its affiliates) and that party (or any of its affiliates) is made on an arm's length commercial basis. Unless ECCP agrees otherwise on any particular occasion, the parties are required to procure (so far as they are legally able) that the Company retains Goldman, Sachs & Co. or an affiliate of Goldman, Sachs & Co. exclusively to perform all investment banking services for customary compensation and on other terms consistent with an arm's length transaction.

     The Relationship Agreements also place certain restrictions on the transfer of shares held by the parties and grant certain registration rights.

OTHER RELATIONSHIPS

     Goldman, Sachs & Co. acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co. acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co. received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co. acted as advisor in connection with Diamond's acquisition of LCL and received an advisory fee for their services amounting to L.1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of Senior Bank Facility for which it has charged fees of approximately L.400,000 in 1996. In 1995, Goldman, Sachs & Co. charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co. rendered to the Company. Goldman, Sachs & Co. was the counterparty to foreign exchange contracts entered into by the Company in 1996 and 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange".

     John Thornton, who is a managing director of Goldman, Sachs & Co. and a Director of the Company, is also a director of BSkyB, a principal supplier of programming to the Group and a principal competitor of the Group. See Item 1. "Business -- Cable Television" and Item 1. "Business -- Competition -- Cable Television".

     Robert T. Goad, a Director and the Chief Executive Officer of the Company is also a shareholder in ICTL, which has significant cable interests in the U.K.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)   1.    The following Consolidated Financial Statements of Diamond Cable
            Communications Plc are filed as part of this report:


                                                Page
                                                ----
Independent Auditors' Report..................  F-2
Consolidated Statements of Operations for
each of the years in the three year period
ended December 31, 1996.......................  F-3
Consolidated Balance Sheets at December 31,
1995 and 1996.................................  F-4
Consolidated Statements of Shareholders'
Equity for each of the years in the three
year period ended December 31, 1996...........  F-5
Consolidated Statements of Cash Flows for
each of the years in the three year period
ended December 31, 1996.......................  F-6
Notes to the Consolidated Financial Statements  F-7

    2.   Not applicable.

    3.   Exhibits:

    10.1 Loan Facility Agreement, dated February 13, 1997, among Diamond Cable Communications (UK) Ltd, Jewel Holdings Limited, Natwest Markets and National Westminster Bank plc.

    10.2 Service Contract, dated as of April 1, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles.

    10.3 Service Agreement, dated July 1, 1995, between Diamond Cable Communications Plc and Nicholas Millard.

(b) The Company filed no Reports on Form 8-K during the three month period ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Diamond Cable Communications Plc
                                                                    (Registrant)




     By
     Robert T. Goad
     Chief Executive Officer


March 21, 1997

                                     - 60 -

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                               TITLE                       DATE
---------                ------------------------------------  --------------
/s/ Robert T. Goad       Director and Chief Executive Officer  March 21, 1997
    Richard A. Friedman  Director                              March 21, 1997
/s/ Gary L. Davis        Director                              March 21, 1997
    John L. McDonald     Director                              March 21, 1997
/s/ Muneer A. Satter     Director                              March 21, 1997
/s/ John L. Thornton     Director                              March 21, 1997
    Thomas Nilsson       Director                              March 21, 1997
/s/ Lord Francis Pym     Director                              March 21, 1997
/s/ Nicholas R. Millard  Chief Financial Officer               March 21, 1997
/s/ J.A. Duncan Craig    Chief Accounting Officer              March 21, 1997

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
Diamond Cable Communications Plc:

   Independent Auditors' Report ........................................  F-2

   Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1996 ....................  F-3

   Consolidated Balance Sheets at December 31, 1995 and 1996 ...........  F-4

   Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1996 ....................  F-5

   Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1996 ...........................  F-6

   Notes to the Consolidated Financial Statements ......................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
Diamond Cable Communications Plc

     We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Plc and subsidiaries ("the Group") as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996 in conformity with generally accepted accounting principles in the United States of America.




KPMG
Chartered Accountants
Registered Auditors
Nottingham, England
[March 21, 1997.]

                        DIAMOND CABLE COMMUNICATIONS PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          YEAR ENDED DECEMBER 31
                                                          ----------------------
                                                     1994      1995     1996      1996
                                                     ----      ----     ----      ----
                                                                                 (note 1)
                                                     pound     pound   pound
                                                   sterling  sterling  sterling
                                                              (in thousands)

REVENUE
 Business telecommunications.....................     3,402     5,852     9,763   $ 16,717
 Residential telephone ..........................     2,545     6,662    17,723     30,347
 Cable television ...............................     1,324     3,479    10,091     17,279
 Other revenues .................................        35        --        --         --
                                                    -------   -------   -------   --------
                                                      7,306    15,993    37,577     64,343
                                                    -------   -------   -------   --------
OPERATING COSTS AND EXPENSES
 Telephone ......................................    (3,067)   (5,454)   (9,776)   (16,739)
 Programming ....................................      (701)   (1,844)   (6,041)   (10,344)
 Selling, general and administrative ............    (4,562)  (13,020)  (22,391)   (38,340)
 Depreciation and amortization ..................    (4,038)   (8,867)  (21,380)   (36,609)
                                                    -------   -------   -------   --------
                                                    (12,368)  (29,185)  (59,588)  (102,032)
                                                    -------   -------   -------   --------
OPERATING LOSS ..................................    (5,062)  (13,192)  (22,011)   (37,689)

Interest income .................................     1,415     3,887     3,441      5,892
Interest expense and amortization of
 debt discount and expenses .....................    (3,836)  (17,118)  (40,334)   (69,064)
Foreign exchange (losses)/gains, net (note 17) ..    (1,196)      925    31,018     53,112
Unrealized losses on derivative financial
 instruments (note 3) ...........................        --      (868)   (7,944)   (13,603)
Other expenses (note 4) .........................        --    (1,241)       --         --
                                                    -------   -------   -------   --------
Loss before income taxes ........................    (8,679)  (27,607)  (35,830)   (61,352)
Income taxes (note 5) ...........................        --        --        --         --
                                                    -------   -------   -------   --------
NET LOSS.........................................    (8,679)  (27,607)  (35,830)  $(61,352)
                                                    =======   =======   =======   ========



     See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                          CONSOLIDATED BALANCE SHEETS

                                                          AT DECEMBER 31
                                                      ----------------------
                                                     1995      1996     1996
                                                     ----      ----     ----
                                                                      (note 1)
                                                     pound     pound
                                                   sterling  sterling
                                                  (in thousands except share data)

                    ASSETS
Cash and cash equivalents (note 6).............    93,308    18,311     $31,354
Trade receivables (net of allowance for
 doubtful accounts of pound sterling 773 and
 pound sterling 1,691 at December 31, 1995
 and 1996 respectively (note 7)) ..............     3,583     6,389      10,940
Other assets ..................................     5,358     3,904       6,685
Deferred financing costs (less accumulated
 amortization of pound sterling 382 and
 pound sterling 1,325 at December 31, 1995
 and 1996 respectively)........................    12,016    19,573      33,515
Property and equipment, net (note 8)...........   163,721   277,301     474,822
Goodwill (less accumulated amortization of
 pound sterling 1,212 and pound sterling
 6,064 at December 31, 1995 and 1996
 respectively) (note 9).......................     95,748    90,896     155,641
Franchise costs (less accumulated amortization
 of pound sterling 69 and pound sterling 91
 at December 31, 1995 and 1996 respectively)..        438       445         762
                                                  -------   -------    --------
TOTAL ASSETS..................................    374,172   416,819    $713,719
                                                  =======   =======    ========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.............................      18,627    18,528     $31,726
Other liabilities ...........................      10,920    19,150      32,790
Senior discount notes (note 10) .............     307,729   314,418     538,378
Capital lease obligations (note 11) .........       9,263     8,146      13,948
Mortgage loan (note 12) .....................       2,500     2,477       4,241
Shareholders' equity (note 13)
 Ordinary shares: 70,000,000 authorized;
  43,754,175 shares issued at December 31,
 1995, 59,138,791 shares issued at
 December 31, 1996 ..........................       1,094     1,478       2,531
 Non-voting deferred shares: (i)
  6 shares authorized and issued at
 December 31, 1995 and 1996..................          --        --          --
 Additional paid-in-capital .................      70,186   134,466     230,246
 Unrealized loss on securities ..............        (330)     (197)       (337)
 Accumulated deficit ........................     (45,817)  (81,647)   (139,804)
                                                  -------   -------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...     374,172   416,819    $713,719
                                                  =======   =======    ========

(i) On September 4, 1995, the six A shares were automatically converted into six non-voting deferred shares in accordance with the Articles of the Company.


     See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Non-voting
                                       Ordinary shares    deferred shares(i) Additional   Unrealized    Accum-        Total
                                                 pound               pound    Paid-in-      loss on      ulated    Shareholders'
                                      Number    sterling   Number   sterling    capital    securities    Deficit      Equity
                                                                       (pound sterling in thousands)
BALANCE AT JANUARY 1, 1994......           400      --       --        --        3,871          --       (9,531)      (5,660)
Shares issued and capital
 contributions (net of
 expenses) .....................       576,462     144        6        --       33,787          --          --        33,931
Bonus shares issued ............     2,324,801     581       --        --         (581)         --          --            --
Share split 10:1 ...............    26,114,967      --       --        --           --          --          --            --
Shares issued and capital
 contributions (net of
 expenses) .....................     2,298,728      57        --        --       6,443          --          --         6,500
Bonus shares issued ............       587,874      15        --        --         (15)         --          --            --
Net loss .......................            --      --        --        --          --          --      (8,679)       (8,679)
                                   -----------   -----      ----       ---      ------       -----     -------       -------
BALANCE AT DECEMBER 31, 1994....    31,903,232     797         6        --      43,505          --     (18,210)       26,092
                                   ===========   =====      ====       ===      ======       =====     =======       =======

BALANCE AT JANUARY 1, 1995......    31,903,232     797         6        --      43,505          --     (18,210)       26,092
Shares issued and capital
 contributions (net of expenses)     9,437,428     236        --        --      26,742          --          --        26,978
Bonus shares issued.............     2,413,515      61        --        --         (61)         --          --            --
Unrealized loss on securities...           --       --        --        --          --        (330)         --          (330)
Net loss........................           --       --        --        --          --          --     (27,607)      (27,607)
                                   -----------   -----      ----       ---      ------       -----     -------       -------
BALANCE AT DECEMBER 31, 1995....    43,754,175   1,094         6        --      70,186        (330)    (45,817)       25,133
                                   ===========   =====      ====       ===      ======       =====     =======       =======

BALANCE AT JANUARY 1, 1996......    43,754,175   1,094         6        --      70,186        (330)    (45,817)       25,133

Shares issued and capital
 contributions (net of expenses)    15,384,616     384        --        --      64,280          --          --        64,664
Unrealized gain on securities...            --      --        --        --          --         133          --           133
Net loss........................            --      --        --        --          --          --     (35,830)      (35,830)
                                   -----------   -----      ----       ---      ------       -----     -------       -------
BALANCE AT DECEMBER 31, 1996....    59,138,791   1,478         6        --     134,466        (197)    (81,647)       54,100
                                   ===========   =====      ====       ===      ======       =====     =======       =======


(i) On September 4, 1995, the six A shares were automatically converted into six non-voting deferred shares in accordance with the Articles of the Company.

                        DIAMOND CABLE COMMUNICATIONS PLC

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             YEAR ENDED DECEMBER 31
                                                             ----------------------
                                                        1994      1995     1996       1996
                                                        ----      ----     ----       ----
                                                                                   (note 1)
                                                        pound     pound   pound
                                                      sterling  sterling  sterling
                                                                 (in thousands)

Cash flows from operating activities:
Net loss...........................................    (8,679)   (27,607)   (35,830)  $(61,352)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
 Depreciation and amortization ....................     4,038      8,867     21,380     36,609
 Foreign exchange (gains)/losses ..................       306       (613)   (31,468)   (53,883)
 Profit on disposition of assets ..................       (11)       (11)       (11)       (19)
 Provision for losses on accounts receivable ......       121        407        918      1,572
 Amortization of deferred financing costs .........        70        312        943      1,615
 Accretion of senior note discount ................     3,248     14,335     38,157     65,336
 Accretion of investment income ...................      (525)       524         --         --
 Profit on disposition of investments .............       --      (2,733)        --         --
 Change in operating assets and liabilities:
  Change in trade receivables .....................      (869)    (1,577)    (3,724)    (6,376)
  Change in other assets ..........................    (1,479)    (2,175)     1,300      2,226
  Change in accounts payable ......................     1,960      4,532     (1,680)    (2,877)
  Change in other liabilities .....................     2,316      1,626      8,667     14,841
                                                      -------    -------    -------   --------
Net cash provided by/(used in) operating activities       496     (4,113)    (1,348)    (2,308)
                                                      -------    -------    -------   --------
Cash flows from investing activities:
 Cash invested in property and equipment ..........   (19,061)  (102,899)  (128,246)  (219,595)
 Cash invested in marketable securities ...........   (53,042)   (17,445)        --         --
 Proceeds from disposition of assets ..............       162         72         65        111
 Proceeds from disposition of investments .........       --      73,644         --         --
 Cash paid for franchises .........................       --         (45)       (29)       (50)
 Payment for purchases of LCL (net of cash acquired)       --    (108,844)        --         --
                                                      -------    -------    -------   --------
Net cash used in investing activities .............   (71,941)  (155,517)  (128,210)  (219,534)
                                                      -------    -------    -------   --------
Cash flows from financing activities:
 Proceeds of issue of debt ........................    95,117    194,881         --         --
 Debt financing costs (note 14) ...................    (4,474)    (7,924)    (9,096)   (15,575)
 New loans ........................................        --     94,000         --         --
 Repayment of loans ...............................        --    (94,119)       (23)       (39)
 Cash repaid to shareholders ......................   (18,713)        --         --         --
 Capital element of capital lease obligations .....      (878)      (841)    (1,117)    (1,913)
 Issue of shares and capital
  contributions (net of expenses) .................    40,431     26,978     64,664    110,724
 Net increase/(decrease) in short-term borrowings      1,002       (773)        --         --
                                                      -------    -------    -------   --------
Net cash provided by financing activities .........   112,485    212,202     54,428     93,197
                                                      -------    -------    -------   --------
Net increase/(decrease) in cash ...................    41,040     52,572    (75,130)  (128,645)
Cash and cash equivalents at beginning of year ....        26     41,066     93,308    159,771
Effect of exchange rate changes on cash and
 cash equivalents .................................        --       (330)       133        228
                                                      -------    -------    -------   --------
Cash and cash equivalents at end of year (note 6)..    41,066     93,308     18,311   $ 31,354
                                                      =======    =======    =======   ========



     See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY

     Diamond Cable Communications Plc ("the Company"), has exclusive licences to operate a cable television and telecommunications business through its subsidiaries focused on certain franchise areas centered around Nottingham, England.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     All amounts herein are shown in Pounds Sterling ("pound sterling") and for the year 1996 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of pound sterling 1 = $1.7123, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF ACCOUNTING - The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Diamond Cable Communications Plc and those of all majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated on consolidation. Until September 1, 1994 the business of the Group was conducted by Diamond Cable (Nottingham) Limited which was subsequently renamed Diamond Cable Communications (UK) Limited ("DCL") and its subsidiary undertakings. On September 1, 1994 the shareholders of DCL transferred all of their ordinary shares of 2.5p each and A shares of 25p each to the Company in exchange for ordinary shares of 2.5p each and A shares of 25p each in the Company. The transaction was accounted for at book value. During 1995, the Company through Jewel Holdings Limited ("Jewel") acquired the entire share capital of three undertakings, referred to collectively as "LCL". The transaction has been recorded using the purchase method of accounting.

     CABLE SYSTEM COSTS AND EXPENSES - The Group accounts for costs and expenses applicable to the construction and operation of its cable system under Statement of Financial Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies". In accordance with the standard the cable infrastructure is being depreciated over 40 years weighted by factors influenced by the growth in the number of subscribers.

     REVENUE RECOGNITION - Revenue is recognized as services are delivered. Initial connection fees are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that subscribers are expected to remain connected to the system.

     INTEREST RATE SWAP - Interest rate swaps, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the statement of operations. Interest rate swaps which are designated to assets and liabilities are accounted for on an accruals basis.

     INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is raised against a deferred tax asset where it is more likely than not that some portion of the deferred tax asset will not be realized.

     GOODWILL - Goodwill arising on the acquisition of subsidiaries is amortized on a straight line basis over twenty years.

                        DIAMOND CABLE COMMUNICATIONS PLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     GOODWILL IMPAIRMENT - The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if projected future operating cash flows are not achieved.

     PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation on equipment other than cable infrastructure is computed on a straight line basis using estimated useful lives of 5 to 10 years. Motor vehicles are depreciated on a reducing balance basis over 3 years. Leasehold improvements are depreciated on a straight line basis over the period of the lease.

     FRANCHISE COSTS - Costs relating to an unsuccessful application are charged to operations while costs relating to successful applications are amortized over the franchise term, generally 23 years.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash.

     FOREIGN CURRENCIES - The primary economic environment in which the Group operates is the United Kingdom and hence its reporting currency is the United Kingdom Pound Sterling (pound sterling). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date and gains or losses on translation are included in the statement of operations. Foreign exchange forward contracts which do not hedge firm commitments are accounted at market value with reported gains and losses recorded in the statement of operations.

     PENSION COSTS - The Group does not have a defined benefit pension plan but contributes up to specified limits to the third party plan of the employee's choice. Pension costs of pound sterling 40,000, pound sterling 55,000 and pound sterling 125,000 in 1994, 1995 and 1996, respectively, represent the contributions payable to the selected plans.

     SENIOR DISCOUNT NOTES - The debt discount is amortized to the statement of operations on a constant yield to maturity basis.

     DEFERRED FINANCING COSTS - Costs incurred relating to the issue of debt are shown as an asset on the balance sheet and are amortized over the term of the debt as an adjustment of yield.

     SHARE OPTIONS - The Group accounts for stock-based compensation using the recognition provisions of APB No. 25, Accounting for Stock Issued to Employees. The disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation are set out in note 18.

     NEW ACCOUNTING STANDARDS APPLICABLE TO THE GROUP - SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. Statement 125 also establishes new accounting requirements for pledged collateral. As issued Statement 125 is effective for all transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. In December 1996, SFAS No. 127, Deferral of Effective Date of Certain Provisions of FASB Statement No. 125, was issued. Statement 127 defers for one year the effective date of certain requirements of Statement 125. Statement 125 is not expected to have a material impact on the financial position or results of operations of the Group.

                        DIAMOND CABLE COMMUNICATIONS PLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Statement of Position (SOP) No. 96-1, Environmental Remediation Liabilities, was issued in October 1996. This statement provides authoritative guidance on specific accounting issues that are present in the recognition, measurement, display, and disclosure of environmental remediation liabilities. The provisions of this statement are effective for fiscal years beginning after December 15, 1996. SOP 96-1 is not expected to have a material impact on the financial position or results of operations of the Group.

3. UNREALIZED LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS

                                                                               Year ended December 31
                                                                         ----------------------------------
                                                                           1994          1995         1996
                                                                         ---------     --------     --------
                                                                          pound         pound        pound
                                                                         sterling     sterling     sterling
                                                                                   (in thousands)

Unrealized (loss)/gain on interest rate swap (note 17)...............          -          (868)         174
Unrealized loss on foreign exchange forward contract (note 17).......          -             -       (8,118)
                                                                          ------          ----       ------
                                                                               -          (868)      (7,944)
                                                                          ======          ====       ======

4. OTHER EXPENSES

     Other expenses in 1995 represent costs incurred in an aborted flotation of equity.

5.   INCOME TAXES
     No provision for taxation has been made due to operating losses incurred to date. The Group has tax net operating losses carried forward of approximately pound sterling 139 million and approximately pound sterling 3 million of capital losses carried forward at December 31, 1996. In previous years the Group has not claimed tax allowances on capital assets as it was not deemed beneficial to do so. As a result of changes to UK taxation legislation this option is being re-examined. At the option of the Group elections can be made to increase the operating losses carried forward to pound sterling 175 million. An evaluation of this option has not yet been concluded. For the purpose of these financial statements the operating losses carried forward are assumed to be pound sterling 139 million.


     The operating losses have an unlimited carry forward period under United Kingdom tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business), but are limited in their use to the type of business which generated the loss. Capital losses carried forward are limited to their offset against future capital gains.


     Differences between the tax benefit recognized in the financial statements and the expected tax benefit at the United Kingdom statutory rate of 33% are summarized as follows:


                                                                               Year ended December 31
                                                                         ----------------------------------
                                                                           1994          1995         1996
                                                                         ---------     --------     --------
                                                                          pound         pound        pound
                                                                         sterling     sterling     sterling
                                                                                   (in thousands)

Tax benefit of net losses at statutory rate........................       (2,864)       (9,110)     (11,824)
Non-deductible expenses ...........................................           26           367        1,695
Valuation allowance ...............................................        2,838         8,743       10,129
                                                                          ------        ------      -------
Net tax benefit....................................................            -             -            -
                                                                          ======        ======      =======

                        DIAMOND CABLE COMMUNICATIONS PLC

5. INCOME TAXES (continued)

                                                                December 31
                                                            -------------------
                                                              1995       1996
                                                            --------   --------
                                                            pound      pound
                                                            sterling   sterling
                                                              (in thousands)

Deferred tax assets relating to:
Net losses ............................................       20,155     45,736
Property and equipment ................................        3,616          -
Accretion of discount on debt .........................        1,584          -
Unrealized loss on interest rate swap .................          443          -
Other .................................................          109        447
                                                             -------    -------
Deferred tax asset ....................................       25,907     46,183
Valuation allowance ...................................      (20,762)   (27,299)
                                                             -------    -------
                                                               5,145     18,884
                                                             -------    -------
Deferred tax liabilities relating to:
Property and equipment ................................            -    (18,087)
Financing costs .......................................       (3,650)      (155)
Other .................................................       (1,495)      (642)
                                                             -------    -------
Deferred tax liability ................................       (5,145)   (18,884)
                                                             -------    -------
Deferred tax per balance sheet ........................            -          -
                                                             =======    =======

     During 1995 the Company acquired LCL which had tax net operating losses carried forward of pound sterling 17.2 million. The resulting deferred tax asset was reduced by a 100% valuation allowance in the purchase accounting entries.

     Within the deferred tax balance in 1995 is an asset of pound sterling 109,000 with a 100% valuation allowance in respect of the unrealized loss on securities which is recognized as a separate component of equity.

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, the level of historical taxable losses, and tax planning strategies in making its assessment as to the appropriateness of the reported valuation allowance.

6.   CASH AND CASH EQUIVALENTS

                                                                December 31
                                                            -------------------
                                                              1995       1996
                                                            --------   --------
                                                            pound      pound
                                                            sterling   sterling
                                                              (in thousands)
Cash at bank and in hand ..............................        9,965      1,241
Short term securities .................................       83,343     17,070
                                                             -------    -------
                                                              93,308     18,311
                                                             =======    =======

     The short term securities represent short term deposits placed in a cash based unit fund. The deposits are denominated in both US dollars and pounds sterling.

                        DIAMOND CABLE COMMUNICATIONS PLC

7.   VALUATION AND QUALIFYING ACCOUNTS

                                                                                     Additions
                                                                                    charged to
                                                           Balance at   Arising on   costs and   Amounts        Balance at
                                                           January 1   acquisition   expenses    written off   December 31
                                                           ----------  -----------  -----------  -----------   -----------
                                                            pound      pound         pound        pound          pound
                                                            sterling   sterling      sterling     sterling       sterling
                                                                                   (in thousands)

1994
Allowance for doubtful accounts ......................         112           -            121           -            233
                                                               ===         ===          =====        ====          =====
1995
Allowance for doubtful accounts ......................         233         133            439         (32)           773
                                                               ===         ===          =====        ====          =====
1996
Allowance for doubtful accounts ......................         773           -          1,143        (225)         1,691
                                                               ===         ===          =====        ====          =====


8.  PROPERTY AND EQUIPMENT

                                                            Land and      Cable       Office        Motor
                                                            buildings    network     equipment     vehicles       Total
                                                           ----------  -----------  -----------  -----------   -----------
                                                            pound      pound         pound        pound          pound
                                                            sterling   sterling      sterling     sterling       sterling
                                                                                   (in thousands)


ACQUISITION COSTS
Balance at January 1, 1995 ...........................       1,934       39,964         1,336         476         43,710
Additions ............................................       1,929      130,727         3,365         293        136,314
Dispositions .........................................           -          (31)            -        (125)          (156)
                                                             -----      -------         -----        ----        -------
Balance at December 31, 1995 .........................       3,863      170,660         4,701         644        179,868
                                                             -----      -------         -----        ----        -------
ACCUMULATED DEPRECIATION
Balance at January 1, 1995 ...........................          15        7,794           507         267          8,583
Charge for year ......................................          59        6,509           943         127          7,638
Dispositions .........................................           -           (8)            -         (66)           (74)
                                                             -----      -------         -----        ----        -------
Balance at December 31, 1995 .........................          74       14,295         1,450         328         16,147
                                                             -----      -------         -----        ----        -------
1995 NET BOOK VALUE ..................................       3,789      156,365         3,251         316        163,721
                                                             =====      =======         =====        ====        =======
ACQUISITION COSTS
Balance at January 1, 1996 ...........................       3,863      170,660         4,701         644        179,868
Additions ............................................         688      127,454         1,979          19        130,140
Dispositions .........................................           -          (42)         (154)       (228)          (424)
Reclassification .....................................         467          (10)         (457)          -              -
                                                             -----      -------         -----        ----        -------
Balance at December 31, 1996 .........................       5,018      298,062         6,069         435        309,584
                                                             -----      -------         -----        ----        -------
ACCUMULATED DEPRECIATION
Balance at January 1, 1996 ...........................          74       14,295         1,450         328         16,147
Charge for year ......................................         150       14,737         1,524          95         16,506
Dispositions .........................................           -          (41)         (154)       (175)          (370)
Reclassification .....................................          90          (50)          (40)          -              -
                                                             -----      -------         -----        ----        -------
Balance at December 31, 1996 .........................         314       28,941         2,780         248         32,283
                                                             -----      -------         -----        ----        -------
1996 NET BOOK VALUE ..................................       4,704      269,121         3,289         187        277,301
                                                             =====      =======         =====        ====        =======


     The reclassification to land and buildings more appropriately allocates expenditure on leasehold properties.

     The Group leases certain cable network equipment and motor vehicles under arrangements accounted for as capital leases. The original cost of assets held under these arrangements was pound sterling 11,919,000 and pound sterling 11,543,000 at December 31, 1995 and 1996, respectively. Accumulated depreciation charged against these assets was pound sterling 2,817,000 and pound sterling 3,882,000 at December 31, 1995 and 1996, respectively. During the year certain of the assets held under capital lease arrangements were purchased by the Group.

                        DIAMOND CABLE COMMUNICATIONS PLC

8.   PROPERTY AND EQUIPMENT (continued)

     Depreciation on assets held under capital lease arrangements charged to the consolidated statement of operations during the year was pound sterling 490,000, pound sterling 863,000 and pound sterling 1,375,000 in 1994, 1995 and 1996, respectively.

9. ACQUISITION
     Effective September 30, 1995 for financial accounting purposes a subsidiary of the Company acquired East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited ("EMCC"), (formerly Fundy Cable Communications Limited) and East Midlands Cable Holdings Limited ("EMCH") referred to collectively as "LCL", which together owned a group of three franchises contiguous to Diamond's existing franchise areas. The consideration of pound sterling 109.1 million in cash was financed by way of existing cash reserves, an equity issue and a pound sterling 61.5 million short term loan.
An additional pound sterling 30 million short term capital expenditure facility was also drawn down to fund construction.
     EMCG and subsidiaries represent the trading activities and substantially all the assets of LCL. The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired based on their fair values. The excess of the purchase price over the fair value of the net assets acquired, amounting to pound sterling 97 million, is being amortized over twenty years.

     The following represents the allocation of the excess of purchase price over the estimated fair values of the acquired net assets of LCL. The fair value of the acquired net assets is not materially different from the historical net book value, except as noted in the table below.

                                                                             (in thousands)
                                                                                  pound
                                                                                sterling
Acquired net assets/(liabilities) at book value (September 30, 1995)
    EMCG .................................................................      (5,413)
    EMCC .................................................................          55
    EMCH .................................................................          --
Acquired zero coupon bonds ...............................................      23,296
Less certain fair value adjustments ......................................      (5,761)
Goodwill .................................................................      96,960
                                                                               -------
                                                                               109,137
                                                                               =======


                                                                             (in thousands)
                                                                                  pound
                                                                                sterling
Fair value adjustments represent:
    --  remeasurement of fixed assets ....................................      (1,667)
    --  accruals for direct acquisition costs ............................      (4,094)
                                                                               -------
                                                                                (5,761)
                                                                               =======

     EMCG's primary business is the provision of cable television and telecommunications services focused on a regional market centered around Leicester, England, an area which is contiguous to the Company's existing franchise areas.

     The following unaudited pro forma summary presents information as if the acquisition had occurred at January 1, 1994 for the year ended December 31, 1994 and at January 1, 1995 for the year ended December 31, 1995. The pro forma information, which contains adjustments for interest on additional financing and amortization of goodwill, is provided for information only. It is based on historical information and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined companies.

                        DIAMOND CABLE COMMUNICATIONS PLC

9. ACQUISITION (continued)

                                                   Year ended
                                                   December 31
                                              ---------------------
                                                 1994         1995
                                              --------     --------
                                                pound        pound
                                              sterling     sterling


                                                   (in thousands)
Total revenues ............................      9,883       21,001
Net loss .................................     (41,280)     (52,566)

10.  DEBT

     On September 28, 1994 the Company issued $285,101,000 of 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to pound sterling 91 million. Interest will not accrue on the 1994 Notes prior to September 30, 1999. Interest on the 1994 Notes will be payable on March 31 and September 30 of each year commencing March 31, 2000 at a rate of 13 1/4% per annum.

     The 1994 Notes may be redeemed at the option of the Company, at any time as a whole but not in part at the accreted value thereof or if such redemption is to occur on or after September 30, 1999 at 100% of the principal amount at maturity thereof, plus accrued and unpaid interest, if any, to the date of redemption in the event of certain tax law changes requiring the Company to pay additional amounts. In addition, the 1994 Notes may be redeemed in whole or in part at the option of the Company, at any time after September 30, 1999, at specified redemption prices.

     On December 15, 1995, The Company issued $530,955,000 of 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to pound sterling 187 million after issuance costs of pound sterling 8 million. Interest will not accrue on the 1995 Notes prior to December 15, 2000.
Interest on the 1995 Notes will be payable on June 15 and December 15 of each year, commencing June 15, 2001 at a rate of 11 3/4% per annum.

     The 1995 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 2000 at specified redemption prices.

     The 1995 Notes may be redeemed at the option of the Company in whole, but not in part, at any time at the accreted value thereof or if such redemption is to occur on or after December 15, 2000 at 100% of the principal amount plus accrued interest to the date of redemption, in the event of certain tax law changes requiring the payment of additional amounts.

     The 1994 Notes and the 1995 Notes are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

     The 1994 Notes and the 1995 Notes are stated net of unamortized discount of approximately pound sterling 49 million ($84.7 million) and pound sterling 113 million ($193.0 million), respectively at December 31, 1996. The discount is being accreted through the statement of operations such that the Company recognizes a fixed rate of interest, the total accretion for the period being pound sterling 38 million ($65.3 million).

     The costs relating to the issue of the 1994 Notes and the 1995 Notes have been deferred and are shown as deferred finance costs in the balance sheet. These costs are being amortized over the term of the 1994 Notes or 1995 Notes, where appropriate, as an adjustment of yield.

     The Senior Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with Affiliates of Related Persons.

                        DIAMOND CABLE COMMUNICATIONS PLC

10.  DEBT (continued)

     On February 21, 1997 the Company issued $420,500,000 of 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to approximately pound sterling 149 million after issuance costs of approximately pound sterling 5 million. Interest on the 1997 Notes will be payable on February 15 and August 15 of each year commencing August 15, 2002.

11.  COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES
     The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expenses under such arrangements amounted to pound sterling 78,000, pound sterling 733,000 and pound sterling 1,158,000 in 1994, 1995 and 1996, respectively.
     Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 1996.

                                                      Capital       Operating
                                                      leases         leases
                                                     --------       ---------
                                                       pound          pound
                                                     sterling       sterling
                                                         (in thousands)

1997 ...........................................       2,286           1,089
1998 ...........................................       2,434             716
1999 ...........................................       2,155             502
2000 ...........................................       1,834             313
2001 ...........................................         934             179
2002 and thereafter ............................         159           1,741
Imputed interest ...............................      (1,656)             --
                                                       -----           -----
                                                       8,146           4,540
                                                       =====           =====

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

MILESTONES

     The Group is obligated under the terms of its existing licenses, and under the milestone requirements of Local Delivery Licenses ("LDL's"), to construct cable systems passing a predefined number of premises. Should the Group fail to achieve these milestones, without license modifications, the Director General could commence proceedings to require compliance. Similarly the Independent Television Commission ("ITC") may commence proceedings to require compliance with the build milestones in the LDL's.

     If the Group is unable to comply, its license in respect of which milestones have not been met could be revoked, and awarded to other cable operators, which could have a material adverse effect on the Group.

LIQUIDITY

     To the extent that the Group is unable to utilize fully the Senior Bank Facility, the amount required to complete the Group's planned build out exceeds its estimates or the annualized cash flow of certain subsidiaries does not meet expectations, the Group will require additional debt or other financing in order to meet its funding requirements.

                        DIAMOND CABLE COMMUNICATIONS PLC

12. MORTGAGE LOAN

     The Group entered into a mortgage loan agreement of pound sterling 2.5 million to fund the construction of the Company's headquarters in Nottingham. The mortgage is repayable over a period of 20 years from July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

13.  SHAREHOLDERS' EQUITY

     The authorized and issued share capital of DCL during 1992 consisted of two pound sterling 1 par value ordinary shares. On July 3, 1993 the shareholders agreed to a four-for-one share split such that the share capital consisted of eight 25 pence ordinary shares. In addition on such date DCL issued an additional 392 shares in consideration of a reduction in the amount of advances from shareholders of pound sterling 3.87 million.

     On February 18, 1994, a further 1,780 DCL ordinary shares at 25 pence each were issued for a total consideration of pound sterling 17.59 million. The proceeds of the issue were used to repay the advance from shareholders.

     On May 6, 1994 the authorized share capital of DCL was increased to pound sterling 1,000,001 divided into 4,000,000 ordinary shares of 25 pence each and six 'A' class shares of 25 pence each. The six 'A' shares have now been converted into non-voting deferred shares in accordance with the Articles of Association of DCL. The deferred shares entitle holders thereof only to the repayment of the amounts paid up on such shares after payment in respect of each Ordinary Share of pound sterling 100,000. The holders of deferred shares are not entitled to the payment of any dividend or other distribution.

     On May 13, 1994 DCL's principal shareholder made a capital contribution to DCL in the amount of $1.3 million (pound sterling 863,000).

     On May 17, 1994 DCL issued six A shares for cash at par and, for nil consideration an additional 999 ordinary shares of 25 pence each to each of its shareholders for each of the 2,180 ordinary shares held at that time.

     On July 6, 1994 DCL issued a further 574,682 ordinary shares of 25 pence each to European Cable Capital Partners LP ("ECCP") for a consideration of pound sterling 15.44 million (net of pound sterling 1 million financing fees) which had been advanced to DCL at various dates in May and June 1994 pending formal issue of these ordinary shares. At such date a bonus allotment of 146,981 ordinary shares of 25 pence each was made to the holders of A shares in accordance with the rights attaching to the A shares.

     On September 1, 1994 DCL effected a ten for one share split such that the authorized ordinary shares consisted of 40,000,000 shares of 2.5 pence each, of which 29,016,630 were outstanding. In addition, on such date the shareholders exchanged their shares in DCL for 29,016,630 ordinary shares of 2.5 pence each and six A shares of 25 pence each in Diamond Cable Communications Plc ("the Company"), a newly formed public limited company in proportion to their shareholding in DCL.

     At September 1, 1994 the authorized share capital of the Company was 70,000,000 ordinary shares and six A shares of 2.5 pence each of which 29,016,630 ordinary shares and six A shares of 25 pence each were outstanding. The six A shares conferred certain anti-dilution rights and have now been converted into non-voting deferred shares in accordance with the Articles of Association.

     On October 11, 1994, the Company issued 2,298,728 ordinary shares of 2.5 pence each to a wholly owned subsidiary of Investor Investments AB, a company incorporated in Sweden, for gross proceeds of pound sterling 6.57 million. A total of 587,874 ordinary shares of 2.5 pence each were allotted by way of bonus to the holders of the A shares in accordance with the terms of such shares.

     On February 7, 1995 the Company issued 2,298,728 ordinary shares of 2.5 pence each to Creative Artists Agency Inc. for gross proceeds of pounds sterling
6.57 million. A further 587,873 ordinary shares of 2.5 pence each were allotted by way of a bonus to the holders of the A shares in accordance with the terms of such shares.

                        DIAMOND CABLE COMMUNICATIONS PLC

     On August 31, 1995, a total of 7,138,700 ordinary shares of 2.5 pence each of the Company were issued to ECCP, Investor Investments AB, Creative Artists Agency, Inc. and William McDonald for gross proceeds of approximately pound sterling 20.4 million. A further 1,825,642 ordinary shares of 2.5 pence each were allotted on August 31, 1995 and September 4, 1995 by way of a bonus to the holders of the A shares of 25 pence each, in accordance with the terms of such shares. The conditions in the Articles relating to the conversion of the A shares of 25 pence each into non-voting deferred shares of 25 pence each were thereby satisfied and the six A shares of 25 pence each converted automatically into six non-voting deferred shares of 25 pence each on September 4, 1995.

     The deferred shares entitle holders thereof only to the repayment of the amounts paid up on such shares after payment in respect of each ordinary share of pound sterling 100,000. The holders of deferred shares will not be entitled to the payment of any ordinary dividend or other distributions.

     On August 16, 1995, the Company exchanged all its ordinary shares in DCL for ordinary shares of a newly incorporated company, Jewel Holdings Limited ("Jewel"). As a result, DCL became a wholly owned subsidiary of Jewel and Jewel became a wholly owned subsidiary of the Company.

     On June 27, 1996, a total of 15,384,616 ordinary shares of 2.5 pence each of the Company were issued to ECCP, Goldman Sachs, DCI Partners, Investor Investments AB, English Cable Enterprises Inc and Sanford R Climan for gross proceeds of approximately pound sterling 64.7 million (net of expenses).

14. DEBT FINANCING COSTS

     Cash expended for debt financing costs in 1996 consists of payments of pound sterling 1.15 million to holders of the 1994 Notes in connection with their consent to certain amendments to the 1994 Notes indenture which were made to conform certain provisions thereof to provisions of the 1995 Notes indenture, and payments of pound sterling 7.94 million relating to the arrangement costs of the Senior Bank Facility (described herein).

15.  SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS

     Cash paid for interest was pound sterling 518,000, pounds sterling 2,376,000 and pound sterling 1,060,000 for the years ended December 31, 1994, 1995 and 1996.

16. RELATED PARTY TRANSACTIONS

     In 1995 the Group declared a bonus to Mr Davis, Managing Director, in an amount sufficient to repay his loan from the former majority shareholder, and to meet any related tax liabilities (together amounting to approximately $1.2 million).

     DCL entered into a 10-year Management Agreement with effect from June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by Ralph H. Booth II and Robert T. Goad, shareholders in the Company. As of April 4, 1996, ECE Management assigned its rights and obligations under the Management Agreement to ECE Management International, also controlled by Ralph H. Booth II and Robert T. Goad. As of July 1, 1996 DCL assigned its rights and obligations under the Management Agreement to the Company. Pursuant to the Management Agreement, ECE Management International has agreed to manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Company, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Company's business and the retention of consultants. The contract provides for an annual management fee of $200,000. In addition, the Group has agreed to reimburse ECE Management International for the costs of all expenses incurred in the performance of its duties, and to indemnify ECE Management International from any liability incurred in connection with the performance of its duties, except in the case of ECE Management International's wilful misconduct, gross negligence or bad faith. During 1995 and 1996, the Group recorded expenses of pound sterling 1,085,000 and pound sterling 1,610,000, respectively, as amounts paid or payable to

                        DIAMOND CABLE COMMUNICATIONS PLC

ECE Management and/or ECE Management International in connection with management services provided to the Group and all related expenses incurred.

     ECCP is a Delaware limited partnership of which European Cable Capital Partners Holding Inc is the general partner and certain Goldman Sachs affiliates, Booth English Cable Inc and Columbia Management Inc are the limited partners. Under the partnership agreement governing ECCP, the Goldman Sachs affiliates effectively control ECCP, which effectively controls 66.7% of the outstanding shares of the Company at December 31, 1996. In addition, other investment funds managed by Goldman, Sachs & Co or its affiliates directly own 4.2% of the outstanding shares of the Company at December 31, 1996.

OTHER RELATIONSHIPS

     Goldman, Sachs & Co acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co acted as advisor in connection with Diamond's acquisition of LCL and received an advisory fee for their services amounting to pound sterling 1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of the Senior Bank Facility for which it has charged fees of approximately pound sterling 400,000 in 1996. In 1995, Goldman, Sachs & Co charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co rendered the Company. Goldman, Sachs & Co was the counterparty to foreign exchange contracts entered into by the Company in 1996 and 1997.

     John Thornton, who is a managing director of Goldman Sachs International and a Director of the Company, is also a director of BSkyB, a principal supplier of programming to the Group and a principal competitor of the Group.

     Robert T Goad, a Director and the Chief Executive Officer of the Company also has an indirect minority interest in ICTL, which has significant cable interests in the UK.

17. FINANCIAL INSTRUMENTS
     INTEREST RATE SWAP - On July 3, 1995, a subsidiary of EMCG entered into a five year agreement to swap a floating interest rate calculated at sterling LIBOR for a fixed rate of 8.79%. The swap has a maximum nominal value of pound sterling 33.6 million and its nominal value at December 31, 1996 was pound sterling 13.3 million. Following acquisition by Diamond Cable Communications Plc, the interest rate swap has been retained and has been recorded on the balance sheet in other liabilities at its market value at December 31, 1996 of pound sterling 1.2 million. Profits or losses on the mark to market of the interest rate swap are recognized in the consolidated statement of operations. The Directors may decide to terminate the agreement or they may retain the swap to alter the interest rate on its loan facility. The net cash outflow in respect of the swap in 1996 was pound sterling 118,000.
     FOREIGN EXCHANGE FORWARD CONTRACT - The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell pound sterling 200 million at a rate of $1.6289 to pound sterling 1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to pound sterling 1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately pound sterling 3.4 million to the Company. Because of changes in prevailing rates, the Company has recorded for the year ended December 31, 1996, an unrealized loss of approximately pound sterling 8.1 million on the pounds sterling sell forward contract. During the first quarter of 1997, the Company has recorded a gain of approximately pound sterling 11.5 million on the two offsetting forward contracts, reflecting the reversal of the pound sterling 8.1 million loss referred to above and the approximately pound sterling 3.4 million cash payment on settlement of the contracts.

                        DIAMOND CABLE COMMUNICATIONS PLC

17.  FINANCIAL INSTRUMENTS (continued)

     DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying amount approximates fair value because of the short maturity of these instruments.

     INTEREST RATE SWAP - The interest rate swap has been marked to market and the resulting carrying amount approximates its fair value. The fair value of the instrument has been calculated based on quotations received from independent, third party financial institutions and represents discounted future cash flows based on the industry norm derivatives formula.

     SENIOR DISCOUNT NOTES - The fair value of the senior notes has been calculated based on quotations from Goldman, Sachs & Co and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end. The following table compares the carrying value with the fair value of the debt:


                                                           Year ended 31 December
                                                ----------------------------------------------
                                                1995          1996          1995          1996
                                              Carrying      Carrying        Fair          Fair
                                               value         value          value        value
                                              --------      --------       -------      -------
                                               pound          pound         pound        pound
                                              sterling      sterling      sterling     sterling
                                                                  (in thousands)


1994 Notes..................................   113,559       117,062        127,841     136,740
1995 Notes..................................   194,170       197,356        203,359     220,726
                                               -------       -------        -------     -------
                                               307,729       314,418        331,200     357,466
                                               =======       =======        =======     =======


     FOREIGN EXCHANGE FORWARD CONTRACT - The foreign exchange forward contract has been marked to market and the resulting carrying amount approximates its fair value. The fair value of the instrument has been calculated based on the difference between the forward rate available at December 31, 1996 for the remaining maturity of the contract and the contracted forward rate.

     CONCENTRATION OF CREDIT RISK AND MARKET RISK - The Group operates predominantly in one industry segment, the provision of cable television and telecommunications services in certain areas of England. No single customer accounts for 10% or more of consolidated net sales.

     Financial instruments which potentially subject the Group to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Group places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base. At December 31, 1996, the Group had no significant concentrations of credit risk.

     The Group is exposed to market risk on the interest rate swap to the extent that the variable rate receivable is lower than the fixed rate payable.

     The Group's revenues are generated in pounds sterling while the interest and principal obligations with respect to the Senior discount notes will be payable in US dollars. While the Company's policy has previously been not to enter in hedging contracts it did enter into a foreign exchange forward contract during 1996 (discussed herein). Changes in currency exchange rates may continue to have a material effect on the results of operations of the Group.

                        DIAMOND CABLE COMMUNICATIONS PLC

18. SHARE OPTIONS

     The Group adopted a Senior Management Option Scheme on October 27, 1994. Under the scheme, the Board of Directors may, for a period of 10 years, grant options over Shares with an exercise price of pound sterling 3.44 or such other price as the Board of Directors may determine, to executives or other individuals associated with the Group selected by the Board of Directors. Options granted on or before April 30, 1995 can be exercised as to 50% of the shares subject to the option on or after June 30, 1998 and as to the other 50% on or after June 30, 1999, in each case, until the seventh anniversary of the date of grant of the option. Options granted after April 30, 1995 can only be exercised as to 50% on or after the fourth anniversary of the date of grant, and as to the remaining 50%, on or after the fifth anniversary of the date of grant, in each case, until the seventh anniversary of the date of grant of the option. Options may be exercised early in certain circumstances if the option holder ceases to be a director or employee of the Group or if there is a change in control of the Group.

     According to the rules of the Senior Management Option Scheme, the aggregate number of shares which have been or may be issued pursuant to options granted under the Senior Management Option Scheme and options granted under any other option scheme of the Group may not exceed 10% of the Company's then current issued share capital.

     Options over a total of 728,000 shares were granted to directors, senior management and certain principals of ECE Management on February 23, 1995 and July 19, 1995 under the Senior Management Option Scheme with an exercise price of pound sterling 3.44. Of these 218,000 were granted to Gary Davis and 10,000 to Lord Pym.

     On October 24, 1995, options over a total of 490,000 shares were granted to directors, senior management and certain principals of ECE Management under the Senior Management Option Scheme with an exercise price of pound sterling 4.11 per share.

     Options were granted on January 5, 1995 to CGT, in which Mr Davis and his family are shareholders, over 654,000 shares with an exercise price of pound sterling 3.44 and are exercisable at any time up to January 5, 2002. These options were not granted under the Senior Management Option Scheme but are subject to some of the provisions of the Senior Management Options Scheme.


     The following table sets forth the number of options in issue:


                       At 1        Granted       At 31        Forfeited        At 31
                      Jan 95       in 1995      Dec 95         in 1996        Dec 96
                      ------       -------      ------        ---------       ------
                                         (number in thousands)

                         -          1,872        1,872           (45)          1,827
                       ===          =====        =====          ====           =====


     Options over 654,000 Shares were exercisable at December 31, 1995 and 1996.

     No compensation expense has been recorded for these options under the recognition provisions of APB 25 as they were all granted at a price which approximated the market value at the date of grant.

     The following pro-forma summary shows the reported net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock-based compensation cost. In the absence of a reported share price and restrictions on dividend payments, the fair value of the options has been estimated using a risk-free interest rate based on prevailing interest rates at the date of the grant of 6.25% and assuming options are exercised on the seventh anniversary of the date of the grant. The pro-forma compensation cost for 1995 and 1996 is pound sterling 0.20 million and pound sterling 0.33 million, respectively. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income/loss for future years.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                                   Year ended
                                                   December 31
                                            --------------------------
                                              1995              1996
                                           --------           --------
                                            pound              pound
                                           sterling           sterling
                                                 (in thousands)
Pro-forma net loss........................  (27,812)           (36,164)
                                            =======            =======

19. SENIOR BANK FACILITY AND RESTRICTION OF NET ASSETS
     In August 1996 certain of the Company's subsidiaries entered into a pound sterling 340 million senior bank loan and guarantee facility. Subsequent to the year end, the terms of the Senior Bank Facility have been amended to reduce the aggregate amount available for borrowing to pound sterling 220 million and to revise certain covenants and borrowing conditions. Because the proceeds to the Company from the issuance of the 1997 Notes exceeded $175 million the Company has entered into negotiations under the terms of the Senior Bank Facility to, among other things, reduce the amount available for borrowing under the facility to pound sterling 175 million. To date, no funds have been drawn under the facility.
     Indebtedness under the Senior Bank Facility will be incurred and guaranteed by certain of the Company's subsidiaries and secured by a lien on their assets. The Senior Bank Facility contains various covenants, including
(i) financial covenants relating to leverage, bank debt loan charges coverage ratios, cash interest coverage ratios and annualized EBITDA levels; (ii) requirements that the Group maintain interest rate protection agreements in relation of a portion of the loans expected to be outstanding for the period January 1, 1998 to June 30, 2001; and (iii) restrictions on the payment of dividends and intra-Group debt.
     As a result of the above restrictions, certain subsidiaries are subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. As of December 31, 1996 the conditions which would allow the subsidiaries to make distributions to the Company were not satisfied and hence the restrictions applied to the entire net assets of the subsidiaries.

     The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X.

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS


                                                           PERIOD  ENDED DECEMBER 31
                                               ------------------------------------------------
                                                1994          1995         1996          1996
                                               -------      -------      --------      --------
                                                                                       (note A)
                                                pound         pound         pound
                                               sterling      sterling      sterling
                                                               (in thousands)

OPERATING COSTS AND EXPENSES
Selling, general and administrative......            -             -        (1,468)     $(2,514)
                                                ------       -------       -------     --------
OPERATING LOSS...........................            -             -        (1,468)      (2,514)

Interest income..........................        1,258         3,543        40,119       68,695
Interest expense and amortization of
  debt discount and expenses.............       (3,319)      (14,646)      (39,100)     (66,951)
Foreign exchange (losses)/gains, net.....       (1,195)          909        (1,542)      (2,640)
Unrealized loss on derivative financial
  instruments............................            -             -        (8,118)     (13,900)
Other expenses...........................            -          (911)            -            -
                                                ------       -------       -------     --------
Loss before income taxes.................       (3,256)      (11,105)      (10,109)     (17,310)
Income taxes.............................            -             -             -            -
                                                ------       -------       -------     --------
NET LOSS.................................       (3,256)      (11,105)      (10,109)    $(17,310)
                                                ======       =======       =======     ========







          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                            CONDENSED BALANCE SHEETS


                                                                           AT DECEMBER 31
                                                             ------------------------------------
                                                              1995           1996           1996
                                                             -------       -------        -------
                                                                                         (note A)
                                                              pound         pound
                                                            sterling       sterling
                                                              (in thousands except share data)

                                           ASSETS

Investments in and advances to subsidiaries...........       317,239        369,838      $633,273
Cash and cash equivalents.............................             -         16,032        27,452
Other assets..........................................            13            115           197
Deferred financing costs (less accumulated
  amortization of pound sterling 382 and
  pound sterling 1,325 at December 31,
  1995 and 1996 respectively).........................        12,016         11,960        20,479
                                                             -------        -------      --------
TOTAL ASSETS..........................................       329,268        397,945      $681,401
                                                             =======        =======      ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Other liabilities.....................................         1,635          9,265        15,864
Senior discount notes.................................       307,729        314,418       538,378
Shareholders' equity
  Ordinary shares: 70,000,000 authorized;
    43,754,175 shares issued at December 31, 1995,
    59,138,791 shares issued at December 31, 1996.....         1,094          1,478         2,531
  Non-voting deferred shares:
    6 shares authorized and issued at December 31,
    1995 and 1996.....................................             -              -             -
  Additional paid-in-capital..........................        33,171         97,451       166,865
  Unrealized loss on securities.......................             -           (197)         (337)
  Accumulated deficit ................................       (14,361)       (24,470)      (41,900)
                                                             -------        -------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............       329,268        397,945      $681,401
                                                             =======        =======      ========





          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                  CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                            Non-voting
                                       Ordinary shares    deferred shares     Additional   Unrealized    Accum-        Total
                                                 pound               pound    Paid-in-      loss on      ulated    Shareholders'
                                      Number    sterling   Number   sterling    capital    securities    Deficit      Equity
                                                                       (pound sterling in thousands)
BALANCE AT AUGUST 31, 1994......             -       -        -         -            -           -            -            -
Shares issued and capital
 contributions (net of
 expenses)......................    31,315,358     782        6         -        6,505           -            -        7,287
Bonus shares issued.............       587,874      15        -         -          (15)          -            -            -
Net loss........................             -       -        -         -            -           -       (3,256)      (3,256)
                                    ----------   -----      ---       ---       ------        ----      -------      -------
BALANCE AT DECEMBER 31, 1994....    31,903,232     797        6         -        6,490           -       (3,256)       4,031
                                    ==========   =====      ===       ===       ======        ====      =======      =======
BALANCE AT JANUARY 1, 1995......    31,903,232     797        6         -        6,490           -       (3,256)       4,031
Shares issued and capital
  contributions (net of
  expenses).....................     9,437,428     236        -         -       26,742           -            -       26,978
Bonus shares issued.............     2,413,515      61        -         -          (61)          -            -            -
Net loss........................             -       -        -         -            -           -      (11,105)     (11,105)
                                    ----------   -----      ---       ---       ------        ----      -------      -------
BALANCE AT DECEMBER 31, 1995....    43,754,175   1,094        6         -       33,171           -      (14,361)      19,904
                                    ==========   =====      ===       ===       ======        ====      =======      =======

BALANCE AT JANUARY 1, 1996.....     43,754,175   1,094        6         -       33,171           -      (14,361)      19,904
Shares issued and capital
  contributions (net of
  expenses)....................     15,384,616     384        -         -       64,280           -            -       64,664
Unrealized loss on
  securities...................              -       -        -         -            -        (197)           -         (197)
Net loss.......................              -       -        -         -            -           -      (10,109)     (10,109)
                                    ----------   -----      ---       ---       ------        ----      -------      -------
BALANCE AT DECEMBER 31, 1996...     59,138,791   1,478        6         -       97,451        (197)     (24,470)      74,262
                                    ==========   =====      ===       ===       ======        ====      =======      =======






          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                             PERIOD ENDED DECEMBER 31
                                                       ---------------------------------------------
                                                         1994        1995         1996        1996
                                                       -------     --------      -------     -------
                                                                                            (note A)
                                                       pound        pound        pound
                                                      sterling     sterling     sterling
                                                                   (in thousands)
Cash flows from operating activities:
Net loss...........................................     (3,256)     (11,105)     (10,109)   $(17,310)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
  Foreign exchange losses/(gains)..................        338         (613)         820       1,404
  Accrued interest on advances to subsidiaries.....          -         (318)     (39,581)    (67,774)
  Amortization of deferred financing costs.........         70          312          943       1,615
  Accretion of senior note discount................      3,248       14,335       38,157      65,336
  Accretion of investment income...................       (525)         524            -           -
  Profit on disposition of investments.............          -       (2,733)           -           -
  Change in operating assets and liabilities:
    Change in other assets.........................          -          (13)        (102)       (175)
    Change in other liabilities....................         22        1,613        8,380      14,349
                                                       -------     --------      -------     -------
Net cash (used in)/provided by operating activities       (103)       2,002       (1,492)     (2,555)
                                                       -------     --------      -------     -------
Cash flows from investing activities:
  Cash invested in marketable securities...........    (53,042)     (17,445)           -           -
  Proceeds from disposition of investments.........          -       73,644            -           -
  Advances to subsidiaries.........................     (5,585)    (310,611)     (45,306)    (77,577)
                                                       -------     --------      -------     -------
Net cash used in investing activities..............    (58,627)    (254,412)     (45,306)    (77,577)

Cash flows from financing activities:
  Proceeds of issue of debt........................     95,117      194,881            -           -
  Debt financing costs.............................     (4,474)      (7,924)      (1,637)     (2,803)
  Issue of shares and capital
    contributions (net of expenses)................      6,562       26,978       64,664     110,724
                                                       -------     --------      -------     -------
Net cash provided by financing activities..........     97,205      213,935       63,027     107,921
                                                       -------     --------      -------     -------
Net increase/(decrease) in cash....................     38,475      (38,475)      16,229      27,789
Cash and cash equivalents at beginning of year.....          -       38,475            -           -
Effect of exchange rate changes on cash and
  cash equivalents.................................          -            -         (197)       (337)
                                                       -------      -------      -------     -------
Cash and cash equivalents at end of year...........     38,475            -       16,032     $27,452
                                                       =======     ========      =======     =======





          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

A. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     All amounts herein are shown in Pounds Sterling ("pound sterling") and for the year 1996 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of pound sterling 1 = $1.7123, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1996.
     INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is raised against a deferred tax asset where it is more likely than not that some portion of the deferred tax asset will not be realized.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash.

     FOREIGN CURRENCIES - The primary economic environment in which the Group operates is the United Kingdom and hence its reporting currency is the United Kingdom Pound Sterling (pound sterling). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date and gains or losses on translation are included in the statement of operations. Foreign exchange forward contracts which do not hedge firm commitments are accounted at market value with reported gains and losses recorded in the statement of operations.

     SENIOR DISCOUNT NOTES - The debt discount is amortized to the statement of operations on a constant yield to maturity basis.

     DEFERRED FINANCING COSTS - Costs incurred relating to the issue of debt are shown as an asset on the balance sheet and are amortized over the term of the debt as an adjustment of yield.

B. ADVANCES TO SUBSIDIARIES

     The advances to subsidiaries consist of a dollar denominated loan of approximately $491.7 million plus accrued interest and sterling denominated loans.

     The dollar denominated loan bears interest at a rate of 12.25% per annum. The sterling denominated loans bear interest at a rate of LIBOR plus 2% per annum.

     The interest income on these loans in 1995 and 1996 was pound sterling 318,000 and pound sterling 39.6 million respectively.

C. COMMITMENTS AND CONTINGENCIES

LIQUIDITY

     To the extent that the Group is unable to utilize fully the Senior Bank Facility, the amount required to complete the Group's planned build out exceeds its estimates or the annualized cash flow of certain subsidiaries does not meet expectations, the Group will require additional debt or other financing in order to meet its funding requirements.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                                      TITLE                        DATE
---------                                      -----                        ----

 /s/ Robert T. Goad
-------------------------       Director and Chief Executive Officer    March 21, 1997
     Robert T. Goad


-------------------------       Director                                March   , 1997
   Richard A. Friedman

  /s/ Gary L. Davis
-------------------------       Director                                March 21, 1997
      Gary L. Davis


-------------------------       Director                                March   , 1997
     John L. McDonald

/s/ Muneer A. Setter
-------------------------       Director                                March 21, 1997
    Muneer A. Setter

 /s/ John L. Thornton
-------------------------       Director                                March 21, 1997
     John L. Thornton


-------------------------       Director                                March   , 1997
     Thomas Nilsson

 /s/ Lord Francis Pym
-------------------------       Director                                March 21, 1997
     Lord Francis Pym

/s/  Nicholas R. Millard
-------------------------       Chief Financial Officer                 March 21, 1997
   Nicholas R. Millard

/s/ J.A. Duncan Craig
-------------------------       Chief Accounting Officer                March 21, 1997
   J.A. Duncan Craig

                                EXHIBIT INDEX
                                -------------


     Exhibit No.                    Description
     -----------                    -----------

       10.1 Supplemental Agreement dated 13th February, 1997 Loan Facility for Diamond Cable Communications (UK) Limited arranged by Natwest Markets and CIBC Wood Gundy PLC

       10.2                 Service Contract

       27                   Financial Data Schedule