Form 10-Q
period 1997-03-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1997-05-15
CIK 929649

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       or

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number 33-83740


                        Diamond Cable Communications Plc
             (Exact name of registrant as specified in its charter)

     England and Wales                                N/A
 (State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                  Identification No.)

 Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                         N/A
(Address of principal executive offices)            (Zip code)


                                44-115-912-2217
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No

     The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of March 31, 1997 was 59,138,791.

                         DIAMOND CABLE COMMUNICATIONS PLC

                                     INDEX


                                                                          Page
                                                                          ----
INTRODUCTION ............................................................   3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited condensed consolidated statements of
           operations--Three months ended
           March 31, 1997 and 1996.......................................  5

         Unaudited condensed consolidated balance sheets--
           March 31, 1997 and December 31, 1996 .........................  6

         Unaudited condensed consolidated statement of
           shareholders' equity -- Three months
           ended March 31, 1997 .........................................  7

         Unaudited condensed consolidated statements of cash
            flows -- Three months ended March 31, 1997
            and 1996 ....................................................  8

         Notes to the unaudited condensed consolidated
            financial statements.........................................  9

Item 2.  Management's Discussion and Analysis of Results
         of Operations and Financial Condition .......................... 11


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................  21

SIGNATURES .............................................................  22

                                       2

                                  INTRODUCTION

     Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of
(i) Diamond Cable Communications (UK) Limited (formerly Diamond Cable (Nottingham) Limited) ("DCL") and its subsidiaries and (ii) a group of companies comprising East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited and East Midlands Cable Holdings Limited (collectively "LCL"), in both cases through an intermediate holding company, Jewel Holdings Limited ("Jewel"). References herein to the "Group" refer to the Company and its subsidiaries, including, since September 27, 1995, LCL, and references to "Diamond" refer to the Company and its subsidiaries, excluding LCL.

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of March 31, 1997, the Group's cable television and telecommunications network had passed by civils construction approximately 473,700 homes and an estimated 24,700 businesses, of which portions of the network passing approximately 366,500 homes and an estimated 18,800 businesses had been activated. As of that date, the Group also had approximately 111,800 residential telephone lines, 60,000 cable television subscribers and 20,800 business telephone lines. Through that date, L.342 million had been invested (at original cost) in the construction of the network and related systems.

                              ____________________


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

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "L." "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "c." are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6448 per L.1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 31, 1997. On May 12, 1997, the Noon Buying Rate was $1.6235 per L.1.00.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS ENDED MARCH 31,
                                           ----------------------------------
                                              1996         1997        1997
                                              ----         ----        ----
                                                                     (NOTE 1)
                                                      (IN THOUSANDS)
REVENUE
Business telecommunications ............     L. 2,371    L. 3,173      $5,219
Residential telephone ..................        3,551       6,171      10,150
Cable television .......................        1,961       3,818       6,280
                                           ----------  ----------  ----------
                                                7,883      13,162      21,649
                                           ----------  ----------  ----------
OPERATING COSTS AND EXPENSES
Telephone ...............................      (2,680)     (2,596)     (4,270)
Programming .............................      (1,175)     (2,292)     (3,770)
Selling, general, and
  administrative ........................      (4,865)     (6,201)    (10,199)
Depreciation and amortization ...........      (4,633)     (6,380)    (10,494)
                                           ----------  ----------  ----------
                                              (13,353)    (17,469)    (28,733)
                                           ----------  ----------  ----------

OPERATING LOSS ..........................      (5,470)     (4,307)     (7,084)

Interest income .........................       1,164         943       1,551
Interest expense and amortization of debt
  discount and expenses .................      (9,961)    (12,181)    (20,035)
Foreign exchange losses, net ............      (5,398)    (11,994)    (19,728)
Unrealized gain on derivative financial
  instrument ............................         689          76         125
Realized gain on derivative financial
  instrument ............................          --      11,553      19,002
                                           ----------  ----------  ----------
Loss before income taxes ................     (18,976)    (15,910)    (26,169)
Income taxes ............................          --          --          --
                                           ----------  ----------  ----------
NET LOSS ................................  L.(18,976)  L.(15,910)   $(26,169)
                                           ==========  ==========  ==========

     See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       AT              AT MARCH 31,
                                                   DECEMBER 31,      ----------------
                                                      1996           1997        1997
                                                 ---------------     ----        ----
                                                                                (NOTE 1)
                                                             (IN THOUSANDS)
                    ASSETS
Cash and cash equivalents ......................  L. 18,311         L.151,102   $248,533
Trade receivables (net of allowance for doubtful
accounts of L.1,691 at December 31, 1996 and
 L.1,898 at March 31, 1997) ....................      6,389             6,762     11,122
Other assets ...................................      3,904             5,311      8,736
Deferred financing costs (less accumulated
 amortization of L.1,325 at December 31, 1996
 and L.1,868 at March 31, 1997) ................     19,573            24,344     40,041
Property and equipment, net (note 3) ...........    277,301           297,424    489,203
Goodwill (less accumulated amortization of
 L.6,064 at December 31, 1996 and L.7,277
 at March 31, 1997) ............................     90,896            89,683    147,510
Franchise costs (less accumulated
 amortization of L.91 at December 31, 1996 and
 L.96 at March 31, 1997) .......................        445               440        724

TOTAL ASSETS ...................................  L.416,819         L.575,066   $945,869

     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable ...............................  L. 18,528         L. 23,884   $ 39,285
Other liabilities ..............................     19,150            11,925     19,614
Senior discount notes ..........................    314,418           490,487    806,753
Capital lease obligations ......................      8,146             8,262     13,589
Mortgage loan ..................................      2,477             2,460      4,046
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
   59,138,791 issued at December 31, 1996 and
   at March 31, 1997) ..........................      1,478             1,478      2,431
  Non-voting deferred shares ...................         --                --         --
  Additional paid-in-capital ...................    134,466           134,466    221,170
  Unrealized loss on securities ................       (197)             (339)      (557)
  Accumulated deficit ..........................    (81,647)          (97,557)  (160,462)

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY ........................................  L.416,819         L.575,066   $945,869


       See the accompanying notes to the Unaudited Condensed Consolidated
                             Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                            OF SHAREHOLDERS' EQUITY





                                                                     NON-VOTING          ADDITIONAL PAID-
                                       ORDINARY SHARES             DEFERRED SHARES          IN-CAPITAL
                                       ---------------             ---------------       ----------------
                                                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     NUMBER                         NUMBER
                                     -------                        -------
BALANCE AT JANUARY 1, 1997 .......    59,138,791       L.1,478        6         --         L.134,466
Unrealized loss on securities ....            --            --       --         --                --
Net loss .........................            --            --       --         --                --
BALANCE AT MARCH 31, 1997 ........    59,138,791       L.1,478        6         --         L.134,466



                                             UNREALIZED                                    TOTAL
                                              LOSS ON                                  SHAREHOLDERS'
                                             SECURITIES      ACCUMULATED DEFICIT          EQUITY
                                             ----------      -------------------       -------------
                                                      (IN THOUSANDS EXCEPT SHARE DATA)
BALANCE AT JANUARY 1, 1997 .......           L.(197)        L.(81,647)                  L.54,100
Unrealized loss on securities ....             (142)               --                       (142)
Net loss .........................               --           (15,910)                   (15,910)
BALANCE AT MARCH 31, 1997 ........           L.(339)        L.(97,557)                  L.38,048


See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                   1996         1997        1997
                                                                   ----         ----        ----
                                                                                          (NOTE 1)
                                                                          (IN THOUSANDS)
Cash flows from operating activities:
Net loss ...................................................     L.(18,976)  L.(15,910)   $(26,169)

Adjustments to reconcile net loss to net cash (used in)/provided by operating activities:

  Depreciation and amortization ............................         4,633       6,380      10,494
  Unrealized foreign exchange losses .......................         5,296      11,193      18,410
  Loss on disposition of assets ............................            --          11          18
  Accretion of Senior Note discount ........................         9,478      11,184      18,395
  Provision for losses on accounts receivables .............           278         207         341
  Amortization of deferred financing costs .................           209         543         893

  Change in operating assets and liabilities:
    Change in trade receivables ............................          (927)       (580)       (954)
    Change in other assets .................................           690      (1,407)     (2,314)
    Change in accounts payable .............................        (1,595)      6,311      10,380
    Change in other liabilities ............................          (995)     (7,459)    (12,268)

Net cash (used in)/provided by operating activities ........        (1,909)     10,473      17,226

Cash flows from investing activities:
  Cash invested in property and equipment ..................       (36,051)    (26,105)    (42,937)
  Proceeds from disposition of assets ......................             2           8          13

Net cash used in investing activities ......................       (36,049)    (26,097)    (42,924)

Cash flows from financing activities:
  Proceeds of issue of debt ................................            --     153,692     252,792
  Debt financing costs .....................................            --      (4,767)     (7,841)
  Repayment of mortgage loan ...............................            --         (17)        (28)
  Capital element of capital lease repayments ..............          (217)       (351)       (577)

Net cash (used in)/provided by financing activities ........          (217)    148,557     244,346

Net (decrease)/increase in cash and cash equivalents .......       (38,175)    132,933     218,648
Cash and cash equivalents at beginning of period ...........        93,308      18,311      30,118
Effect of exchange rate changes on cash and cash equivalents           804        (142)       (233)

Cash and cash equivalents at end of period .................      L.55,937   L.151,102    $248,533

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        NOTES TO THE UNAUDITED CONDENSED
                       CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The financial statements are stated in pounds sterling (L.). Merely for convenience the financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6448 per L.1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1997.

2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The financial statements as of and for the periods ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1996 Annual Report on Form 10-K filed with the SEC.

3. PROPERTY AND EQUIPMENT


                                           LAND AND         CABLE           OFFICE       MOTOR
                                           BUILDINGS       NETWORK        EQUIPMENT     VEHICLES      TOTAL
                                           ---------       -------        ---------     --------      -----
                                                               (IN THOUSANDS)
Acquisition costs

Balance at January 1, 1997 ........         L.5,018        L.298,062       L.6,069       L.435        L.309,584
Additions .........................              --           24,928           376          --           25,304
Dispositions ......................              --              (53)           --        (107)            (160)

Balance at March 31, 1997 .........           5,018          322,937         6,445         328          334,728

Accumulated depreciation

Balance at January 1, 1997 ........             314           28,941         2,780         248           32,283
Charge for period .................              45            4,611           490          16            5,162
Dispositions ......................              --              (53)           --         (88)            (141)

Balance at March 31, 1997 .........             359           33,499         3,270         176           37,304

March 31, 1997 net book value .....           4,659          289,438         3,175         152          297,424

December 31, 1996 net book value ..         L.4,704        L.269,121       L.3,289       L.187        L.277,301

4. COMMITMENTS AND CONTINGENCIES

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

5. 1997 SENIOR NOTES

     On February 21, 1997 the Company issued $420,500,000 of 10 3/4% Senior Discount Notes due February 15, 2007 ("the 1997 Senior Notes") at an issue price of $594.48 per $1.000 principal. Total proceeds received by the Company amounted to approximately L.149 million after issuance costs of approximately
L.5 million. Interest on the 1997 Senior Notes will be payable on February 15 and August 15 of each year commencing August 15, 2002.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company expended net cash to fund investing activities of L.128.2 million and L.26.1 million in the year ended 1996 and the first three months of 1997, respectively. Net cash provided by financing activities in the year ended December 31, 1996 was L.54.4 million and net cash provided by financing activities was L.148.6 million in the first three months of 1997. The Company's investing activities consisted almost exclusively of the ongoing construction of the network (L.26.1 million in the first three months of 1997 and L.128.2 million in 1996). In 1996 the Company's net cash used in operating activities was L.1.3 million and in the three months to March 31, 1997 the Company's net cash provided by operating activities was L.10.5 million. The Group's cash and funding requirements historically have been met principally through the issuance of senior discount notes ("Senior Notes") in September 1994 and December 1995, equity capital, advances from its shareholders, and from bank and lease financing. In February 1997, the Company issued another series of Senior Notes, raising net proceeds of approximately $240 million (L.149 million).

     In August 1996, certain of the Company's subsidiaries entered into a senior bank lending agreement that permitted borrowing up to an aggregate amount of L.340 million. In February 1997, the senior bank facility was amended, and the Company has subsequently negotiated further amendments to the senior bank facility (as amended, the "Senior Bank Facility"), including a reduction in the amount available for borrowing under the facility to L.175 million to reflect the additional proceeds available to the Company through the February issue of Senior Notes. DCL will be able to draw on the Senior Bank Facility if certain conditions are met, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of Jewel and its subsidiaries (together, the "Borrower Group"). To date, no funds have been drawn under the facility, and the Company does not anticipate borrowing under the facility prior to meeting the necessary conditions. The facility does allow for the provision of guarantees and the Company has drawn a bond of L.1.2 million in order to meet its obligations under the Group's telecommunications licenses. Indebtedness under the Senior Bank Facility will be incurred by DCL, guaranteed by the Borrower Group and secured by a lien on the assets of the Borrower Group and a pledge of the issued shares of the Borrower Group other than Jewel but including DCL and LCL.

     The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods.

     Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. In addition, under the Senior Bank Facility, failure to meet the Group's milestone obligations could under certain circumstances prevent further borrowing or result in an event of default. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at March 31, 1997.

     The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The network will be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures required for the Group to substantially complete the network (including estimated subscriber connection expenses) will be approximately L.550 million (of which L.500 million relates to capital expenditures occurring from March 31, 1997 through January 1, 2001), although these amounts could vary significantly.

     The Company believes that available cash reserves and cash flows from operations will be sufficient to complete the planned construction through the first quarter of 1998, at which time the Group estimates that approximately 61.4% of the aggregate final milestones will have been constructed and activated. Thereafter, the Company expects that the Group will be able to utilize amounts under the Senior Bank Facility. If such amounts are not available or are insufficient, the Group would be required to obtain further debt and/or equity financing.

     DCL will be able to draw on the Senior Bank Facility if it is able in the future to meet certain conditions, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of the Borrower Group which are not currently met. However, the Group may not be able to borrow sufficient funds under the Senior Bank Facility to meet its remaining funding requirements. In particular, even after the initial conditions to borrowing have been met the amount of funds that may be borrowed will be limited to a specified multiple of the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility). This reported annualized cash flow will depend on a number of variables,including revenue market share of business telecommunications and penetration of residential telephone, cable television and premium channels, average revenues in each of these areas, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Borrower Group's reported annualized cash flow and reduce amounts available under the Senior Bank Facility.

     To the extent that (i) the Group is unable to utilize fully the Senior Bank Facility, (ii) the amounts required to complete the Group's planned build out exceed its estimates or (iii) the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility) does not meet expectations, the Group will require additional debt and/or other financing. There can be no assurance that any such debt financing will be permitted under the terms of the Group's debt instruments, which limit the incurrence of additional debt by the Group, or that any such debt or other financing will be available on acceptable commercial terms or at all.

     The foregoing information with regard to expected completion times, future capital expenditures and the sufficiency of funding is forward-looking in nature. Due to factors identified in the preceding two paragraphs and below, actual results may differ materially from the expected results. There can be no assurance that (i) conditions precedent to advances or the availability of funds under any of the Group's existing and anticipated debt instruments will be satisfied when funds are required; (ii) the Group will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required; (iii) the cost of constructing and activating the network will not increase significantly; (iv) the Group will not acquire additional franchise areas, which would require additional capital expenditures; or (v) the Group will not incur losses from foreign currency transactions or its exposure to foreign currency exchange rate fluctuations.

     The inability of the Group to secure additional financing could result in a failure to comply with the minimum build milestones set forth in its licenses and could ultimately lead to the revocation of such licenses.

     The Group's revenues are denominated in pounds sterling, while its obligations to pay interest and principal on the three series of Senior Notes are denominated in U.S. dollars. Therefore, the Company and the Group are subject to currency exchange risks that may adversely affect their ability to meet their obligations, including obligations under outstanding debt instruments, as they become due.

SELECTED OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1995 and 1996 and at and for the three-month period ended March 31, 1997. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.


                                                   DECEMBER 31,
                                        ----------------------------------   MARCH 31,
                                                  1995              1996       1997
                                        DIAMOND    LCL    COMBINED
                                        -------  ------   -------  -------   --------
Homes passed by civils construction(1)  222,335  58,976   281,311  453,496    473,741
Homes activated(2) ...................  105,951  51,955   157,906  347,246    366,513
Homes marketed(3) ....................   77,657  48,950   126,607  252,601    280,990

CABLE TELEVISION
Basic service subscribers ...................   20,261   10,488   30,749   59,242    60,008
Penetration rate of homes marketed(4) .......    26.1%    21.4%    24.3%    23.5%     21.4%
Average monthly revenue per subscriber(5) ...  L.16.80  L.18.89  L.17.62  L.18.03   L.20.35
Churn(6) ....................................    35.5%    31.0%    33.8%    40.9%  46.8%(7)
RESIDENTIAL TELEPHONE
Residential lines connected .................   36,122   16,576   52,698  104,460   111,881
Penetration rate of homes marketed(4) .......    46.5%    33.9%    41.6%    41.4%     39.8%
Average monthly revenue per line(8)(9) ......  L.18.68  L.22.19  L.19.88  L.18.40   L.18.62
Pro-forma average monthly revenue per line(9)  L.18.11  L.21.35  L.19.22  L.18.64   L.18.62
Churn(6) ....................................    13.9%    17.2%    15.0%    20.6%  18.1%(7)
BUSINESS TELECOMMUNICATIONS
Business customers accounts .................    1,627      772    2,399    3,935     4,339
Business lines connected ....................    7,036    2,843    9,879   18,932    20,874
Private circuits(10) ........................      151       10      161      226       232
Average lines per business(11) ..............      4.3      3.7      4.1      4.8       4.8
Average monthly revenue per line(9)(12) .....  L.74.60  L.59.60  L.70.23  L.50.17   L.47.14
Pro-forma average monthly revenue per line(9)  L.72.02  L.56.88  L.67.70  L.51.25   L.47.14

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

(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1995 and 1996) or by three (for the three months ended March 31, 1997).

(6) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1997 is annualized by multiplying the amount as calculated above by four.

(7) The Company changed the method of calculating churn for the quarter ended March 31, 1997 to eliminate from the number of net disconnected accounts those subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. These subscribers could not be identified under the Company's information systems prior to the first quarter of 1997 and were therefore included in the churn calculation as disconnected accounts. If churn for the quarter to March 31, 1997 were calculated on a basis consistent with prior periods churn would have been (annualized) 49.7% and 21.9% for cable television and residential telephone, respectively. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if it were possible to recalculate the churn for prior quarters.

(8) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1995 and 1996) or by three (for the three months ended March 31, 1997).

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

(12) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1995 and 1996) or by three (for the three months ended March 31, 1997).

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1997

     The Group continued to experience increases in its subscribers, revenues and expenses during the three month period ended March 31, 1997. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 20,245 homes (4.5%) and homes activated increased by 19,267 (5.5%) from December 31, 1996 to March 31, 1997. During the three months to March 31, 1997 the Company's pace of civils construction and activation slowed due in large part to the phase out during the period of one of the Company's largest contractors which went into liquidation. Nevertheless, the Group met the required quarterly milestone obligations under each of its telecommunications licenses as at March 31, 1997.

     In addition, in order to improve the management and quality of the residential sales force, in February 1997 the Company terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales people. Prior to this reorganization, the sales force comprised approximately 150 residential sales people who were employed by the independent contractors that the Group paid on a full commission basis. The Group now employs residential sales people directly and pays them on the basis of a salary plus sales commission. At March 31, 1997, the Company employed approximately 120 residential sales people, including former contracted sales people who were hired by the Company in accordance with its employment criteria following interviews. The Company is planning to increase the number of residential sales people further. The reorganization has delayed the progress of marketing and affected penetration in the areas being marketed during this transitional period. At March 31, 1997, residential telephone line penetration had fallen to 39.8% and cable television penetration had fallen to 21.4% from 41.4% and 23.5% respectively at December 31, 1996. Penetration rates for residential telephone and cable television were 41.9% and 23.9% at March 31, 1996.

     REVENUE

     For the three months ended March 31, 1997, total revenues were L.13.2 million, a 67% increase over total revenues of L.7.9 million for the comparable period in 1996. This growth is attributable to increases in revenues in all three of Diamond's primary lines of business.

     As a result of entering into revised interconnect agreements with BT which will apply retroactively, the Company will receive outgoing interconnect charge rebates relating to all periods prior to December 31, 1996 and must pay incoming termination rebates relating to the period from April 1, 1995 to December 31, 1996. Based on interim rates for the year to March 31, 1997, no rebates will be payable to or due from BT for the three month period to March 31, 1997. The rebates that will be paid to BT relating to the incoming termination element amount to an estimated L.1,351,000 based on draft final rates for the twelve month period from April 1, 1995 and interim rates for the nine month period from April 1, 1996. This amount has been provided by reducing residential telephone and business telecommunications revenues in 1996 by L.776,000 and L.575,000, respectively, of which L.151,000 and L.122,000, respectively, relates to the three month period ended March 31, 1996. The total amount of rebates to be received by the Company will be determined by the parties once BT has furnished to the Company a proposed calculation and supporting data and OFTEL has determined the final rates applicable. The Company has estimated that the amount of the rebate due to the Company from BT will exceed the amount of the rebates to be provided by the Company to BT. Pending final determination of rebates, the Company has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized. Accordingly, a reduction in telephone expenses of L.1,351,000 has been recorded in 1996 of which L.273,000 relates to the three month period ended March 31, 1996.

     The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis for periods up to December 31, 1996 adjusting for the incoming termination rebates in the appropriate periods as if the revised interconnect agreements and the draft final rates for the year to March 31, 1996 and interim rates for the nine months to December 31, 1996 had been in effect.

     Business Telecommunications.  Business telecommunications revenue was
L.3.2 million for the three month period ended March 31, 1997 compared to L.2.4 million (pro-forma L.2.2 million) for the comparable period in 1996, representing an increase of 34% (41% on a pro-forma basis). The growth in reported revenues is due primarily to an increase in the number of business lines installed from 11,054 at March 31, 1996 to 20,874 at March 31, 1997, an increase of 89%. The growth in the number of business lines was partially offset by lower monthly revenue per line. The monthly revenue per line decreased from L.70.70 in the three months to March 31, 1996 (L.66.90 on a pro-forma basis) to L.47.14 in the comparable period in 1997. This decline was due to a combination of (i) Diamond's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (the Company operated 8,522 Centrex lines at March 31, 1997 compared to 2,832 Centrex lines at March 31, 1996), (ii) a reduction in certain tariffs in response to price reductions by competitors, including BT, Diamond's principal competitor for business telecommunications services which reduced in June 1996 its prices by an average of 10% for most of its business customers and made smaller price reductions at other times during 1996, and (iii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls. Monthly revenue per line has remained relatively stable during the three month periods ended September 30, 1996, December 31, 1996 and March 31, 1997. The Company may lower prices in the future if necessary for competitive reasons.

     Residential Telephone. Residential telephone revenues were L.6.2 million in the three month period to March 31, 1997 compared to L.3.6 million (L.3.4 million on a pro-forma basis) for the comparable period in 1996, an increase of 74% (79% on a pro-forma basis). The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 64,095 at March 31, 1996 to 111,881 at March 31, 1997, representing an increase of 75%. Monthly revenue per line was L.19.88 (pro-forma L.19.24) in the three month period to March 31, 1996 and L.18.62 in the comparable period in 1997. The fall in average revenues was partly due to a reduction in overall tariffs for LCL subscribers in July 1996 to conform tariffs for all Diamond subscribers together with additional call tariff reductions in late 1996. These call tariff reductions were partly offset by increases in line rental charges in January 1997. The Company will continue to review and adjust its tariffs to maintain its price competitive advantage. The churn rate (annualized) was 18.1% for the first three months of 1997 (21.9% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to 16.0% in the comparable period in 1996. The increase in churn in 1997 is attributable in part to a tighter disconnect policy for certain customers and ongoing efforts by BT aimed at regaining former customers.

     Cable Television. Cable television revenues increased from L.2.0 million in the three months to March 31, 1996 to L.3.8 million in the comparable period in 1997, an increase of 95%. This growth in cable television revenue was primarily due to a combination of an increase in the number of cable television subscribers which rose from 36,574 at March 31, 1996 to 60,008 at March 31, 1997, an increase of 64% and an increase in the average monthly revenue per subscriber from L.18.23 for the first three months of 1996 to L.20.35 for the comparable period in 1997. The increase in average revenue per subscriber is primarily due to increases in cable television pricing. The number of cable television subscribers increased by 766 from 59,242 at December 31, 1996 to 60,008 at March 31, 1997. This was supplemented by an increase in average revenues from L.18.94 in the quarter to December 31, 1996 to L.20.35 in the quarter to March 31, 1997, resulting in an increase in cable television revenues of 15% between the quarter to December 31, 1996 and the first quarter of 1997. The small increase in the number of subscribers was due to the delay in the sales effort described earlier and the level of churn.

     The Group's churn rate was 46.8% for the three months to March 31, 1997 (49.7% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to a churn rate of 36.6% in the comparable period in 1996. The Company believes that the increase in churn was due in part to the continuing effect of increases in the fourth quarter of 1996 in premium subscription rates which led certain longer-term customers who had previously benefitted from grandfathered rates, to disconnect service, the effect of an increase in the basic subscription rate, additional price increases resulting from the Company passing on to its customers a new BskyB charge for Sky Sports 3 (which BSkyB provides to its own sports subscribers at no additional charge) and other aggressive promotional activity of BSkyB, as well as to the application of a stricter disconnect policy relating to non payment. With the aim of reducing churn among new subscribers, the Company has begun to require payment of an installation fee in connection with the subscription for new residential services and is evaluating other means to reduce its churn in the future.

     OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury and Energis were L.2.7 million in the three months to March 31, 1996 and L.2.6 million in the three months to March 31, 1997. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been L.2.4 million in the three months to March 31, 1996. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 45% (42% on a pro-forma basis) in the three months to March 31, 1996 to 28% in the comparable period in 1997 due primarily to reduced interconnect charges paid to these operators.

     Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from L.1.2 million in the three months to March 31, 1996 to L.2.3 million in the comparable period in 1997. As a percentage of cable television revenues, these direct costs were 60% in both the three month periods ended March 31, 1996 and 1997.

     Selling, general and administrative expenses increased by 27% from the three months to March 31, 1996 to the comparable period in 1997. The increase was due to higher administration costs associated with the expansion of the Company's business. In February 1997, the Group began employing residential sales people directly and paying them on the basis of a salary plus sales commissions.

     Depreciation and amortization expenses increased by 38% from the three month period to March 31, 1996 to the comparable period in 1997. This increase was attributable to the increasing size of the Company's network.

     INTEREST INCOME/EXPENSE

     Interest expense was L.12.2 million in the three months ended March 31, 1997 compared to L.10.0 million in the comparable period in 1996. The increase is due primarily to the accretion on the Senior Notes of L.11.2 million in the first quarter of 1997 (compared to L.9.5 million in the first quarter of 1996). In addition, amortization of debt financing costs was L.0.5 million and other interest expense was L.0.5 million in the three months to March 31, 1997, compared to L.0.2 million and L.0.3 million respectively in the three months to March 31, 1996. Interest received was L.0.9 million in the three months to March 31, 1997 through temporary investments of the proceeds of the 1997 Senior Notes.

     FOREIGN EXCHANGE

     A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1996, the Group recognized an unrealized foreign exchange gain on the translation of its liability on the Senior Notes issued in 1994 and 1995 of L.31.5 million, an unrealized gain on its short-term securities of L.0.1 million and a net realized foreign exchange loss of L.0.4 million relating to its operations. During the three months ended March 31, 1997, the Group recorded a net foreign exchange loss of L.12.0 million primarily due to the unrealized loss on translation of its liability on the Senior Notes.

     GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS

     Unrealized gains on derivative financial instruments of L.0.1 million in the three months to March 31, 1997 consist of the mark-to-market valuation of an interest rate swap commitment.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell L.200 million at a rate of $1.6289 to L.1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to L.1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately L.3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1996, an unrealized loss of approximately L.8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Senior Notes and 1995 Senior Notes during the same period. During the first quarter of 1997, the Company has recorded a gain of approximately L.11.5 million on the two offsetting forward contracts, reflecting the reversal of an
L.8.1 million loss referred to above and the approximately L.3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Senior Notes. The Company may from time to time in the future enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company and the Group's ability to satisfy their obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

     As a result of the foregoing factors, Diamond had net losses of L.15.9 million in the three-month period ended March 31, 1997, compared to net losses of L.19.0 million in the comparable period of 1996.

                        DIAMOND CABLE COMMUNICATIONS PLC

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

            None.

    (b)  Reports on Form 8-K -

     The Company filed on March 12, 1997 a report on Form 8-K announcing the retirement of its Managing Director, Gary L. Davis.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DIAMOND CABLE COMMUNICATIONS PLC


Date: May 15, 1997                      By: /s/  Robert Goad
                                            ------------------------------
                                                 Robert Goad
                                                 (Chief Executive Officer)

Date: May 15, 1997                      By: /s/  Nicholas Millard
                                            ------------------------------
                                                 Nicholas Millard
                                                 (Chief Financial Officer)

Date: May 15, 1997                      By: /s/  Duncan Craig
                                            ------------------------------
                                                 Duncan Craig
                                                 (Chief Accounting Officer)