Form 10-Q
period 1997-06-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1997-08-13
CIK 929649

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.    20549

         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1997

                                   or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934



                    Commission File Number 33-83740
                                           --------

                    Diamond Cable Communications Plc
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          England and Wales                                  N/A
   -------------------------------                    -------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

     Diamond Plaza, Daleside Road
      Nottingham NG2 3GG, England                             N/A
   -------------------------------                    -------------------
(Address of principal executive offices)                   (Zip code)



                            44-115-912-2217
                            ---------------
          (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X       No
                                 -----         -------

     The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of June 30, 1997 was 59,138,791.

                    DIAMOND CABLE COMMUNICATIONS PLC

                                 INDEX


                                                                            Page
INTRODUCTION                                                                   3

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Unaudited condensed consolidated statements of
            operations--Three and six months ended
            June 30, 1997 and 1996..........................                   5

         Unaudited condensed consolidated balance sheets--
            June 30, 1997 and December 31, 1996.............                   6

         Unaudited condensed consolidated statements of
            shareholders' equity -- Three and six months
            ended June 30, 1997.............................                   7

         Unaudited condensed consolidated statements of cash
            flows -- Six months ended June 30, 1997
            and 1996........................................                   8

         Notes to the unaudited condensed consolidated
            financial statements............................                   9


Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition...........                  11


Part II. OTHER INFORMATION
-------- -----------------

Item 6.  Exhibits and Reports on Form 8-K...................                   23


SIGNATURES..................................................                   24
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

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of June 30, 1997, the Group's cable television and telecommunications network had passed by civils construction approximately 490,700 homes and an estimated 25,100 businesses, of which portions of the network passing approximately 424,500 homes and an estimated 20,600 businesses had been activated. As of that date, the Group also had approximately 122,900 residential telephone lines, 63,600 cable television subscribers and 23,000 business telephone lines. Through that date, Pounds Sterling 367 million had been invested (at original cost) in the construction of the network and related systems.

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

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "Pounds Sterling " "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "cents" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6650 per Pounds Sterling 1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on June 30, 1997. On August 11, 1997, the Noon Buying Rate was $1.5902 per Pounds Sterling 1.00.

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    DIAMOND CABLE COMMUNICATIONS PLC


       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                         THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                               JUNE 30,                                    JUNE 30,
                                            ------------------------------------------   ------------------------------------------
                                                 1996          1997           1997           1996           1997           1997
                                             ------------   ------------   ------------   ------------   ------------   ------------
                                                                              (NOTE 1)                                     (NOTE 1)
                                                                                    (IN THOUSANDS)
REVENUE
Business telecommunications...............       L 2,682        L 3,347         $5,573        L 5,053        L 6,520        $10,856
Residential telephone.....................         4,331          6,761         11,257          7,882         12,932         21,532
Cable television..........................         2,327          3,879          6,458          4,288          7,697         12,815
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                   9,340         13,987         23,288         17,223         27,149         45,203
                                             -----------    -----------    -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES
Telephone.................................       ( 3,193)       ( 2,941)       ( 4,897)       ( 5,873)       ( 5,537)       ( 9,219)
Programming...............................       ( 1,388)       ( 2,258)       ( 3,760)       ( 2,563)       ( 4,550)       ( 7,576)
Selling, general, and
administrative............................       ( 5,688)       ( 6,367)       (10,601)       (10,553)       (12,568)       (20,926)
Depreciation and amortization.............       ( 5,102)       ( 6,635)       (11,047)       ( 9,735)       (13,015)       (21,670)
                                             -----------    -----------    -----------    -----------    -----------    -----------
                                                 (15,371)       (18,201)       (30,305)       (28,724)       (35,670)       (59,391)
                                             -----------    -----------    -----------    -----------    -----------    -----------


OPERATING LOSS............................       ( 6,031)       ( 4,214)       ( 7,017)       (11,501)       ( 8,521)       (14,188)
Interest income...........................           704          2,026          3,373          1,868          2,969          4,943
Interest expense and amortization of
debt discount and expenses................       (10,168)       (15,019)       (25,006)       (20,129)       (27,200)       (45,288)
Foreign exchange gains/(losses) net.......         5,539          6,271         10,441            141         (5,723)        (9,528)
Unrealized (loss)/gain on derivative
financial instruments.....................          (370)           168            280            319            244            406
Realized gain on derivative financial
instrument................................            --             --             --             --         11,553         19,236

                                             -----------    -----------    -----------    -----------    -----------    -----------
Loss before income taxes..................       (10,326)       (10,768)       (17,929)       (29,302)       (26,678)       (44,419)
Income taxes..............................            --             --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------    -----------

NET LOSS..................................      L(10,326)      L(10,768)      $(17,929)      L(29,302)      L(26,678)      $(44,419)
                                             ===========    ===========    ===========    ===========    ===========    ===========

     See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                    DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            AT JUNE 30,
                                                    AT DECEMBER  ----------------------------
                                                     31, 1996            1997             1997
                                                    ------------    ------------     -----------
                                                                                        (NOTE 1)
                                                                   (IN THOUSANDS)

                    ASSETS
Cash and cash equivalents......................          L 18,311      L 125,589       $209,106
Trade receivables (net of allowance for
 doubtful accounts of Pounds Sterling 1,691 at
 December 31, 1996 and Pounds Sterling 2,176 at
 June 30, 1997)................................             6,389          6,639         11,054
Other assets...................................             3,904          5,887          9,802
Deferred financing costs (less
 accumulated amortization of Pounds
 Sterling 1,325 at December 31, 1996
 and Pounds Sterling 2,523 at
 June 30, 1997)................................            19,573         23,959         39,892
Property and equipment, net (note 3)...........           277,301        317,133        528,026
Goodwill (less accumulated amortization of
 Pounds Sterling 6,064 at December 31,
 1996 and Pounds Sterling 8,492 at June 30,
 1997).........................................            90,896         88,468        147,299
Franchise costs (less accumulated
 amortization of Pounds Sterling 91 at
 December 31, 1996 and
 Pounds Sterling 106 at June 30, 1997).........               445            430            716
                                                      -----------    -----------     ----------

TOTAL ASSETS...................................         L 416,819      L 568,105       $945,895
                                                      ===========    ===========     ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable...............................         L  18,528      L  19,208        $31,981
Other liabilities..............................            19,150         13,489         22,459
Senior discount notes..........................           314,418        498,409        829,851
Capital lease obligations......................             8,146          7,881         13,122
Mortgage loan..................................             2,477          2,442          4,066
Shareholders' equity
 Ordinary shares (70,000,000 authorized;
  59,138,791 issued at December 31, 1996 and
  at June 30, 1997)............................             1,478          1,478          2,461
 Non-voting deferred shares....................                --             --             --
 Additional paid-in-capital....................           134,466        134,466        223,886
 Unrealized loss on securities.................              (197)          (943)        (1,570)
 Accumulated deficit...........................           (81,647)      (108,325)      (180,361)
                                                      -----------    -----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY........................................         L 416,819      L 568,105       $945,895
                                                      ===========    ===========     ==========

     See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                    DIAMOND CABLE COMMUNICATIONS PLC

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                        OF SHAREHOLDERS' EQUITY


                                                                    ADDITIONAL   UNREALIZED                     TOTAL
                                                     NON-VOTING       PAID-       LOSS ON     ACCUMULATED   SHAREHOLDERS'
                                 ORDINARY SHARES   DEFERRED SHARES  IN-CAPITAL   SECURITIES     DEFICIT         EQUITY
                               ------------------- ---------------  ----------   ----------   -----------   -------------
                                                          (IN THOUSANDS EXCEPT SHARE DATA)
                                 NUMBER              NUMBER
                               ----------            -------
BALANCE AT JANUARY 1, 1997...  59,138,791   L 1,478     6     --     L 134,466      L  (197)    L  (81,647)    L 54,100
Unrealized loss on securities          --        --    --     --            --         (746)            --         (746)
Net loss.....................          --        --    --     --            --           --        (26,678)     (26,678)
                               ----------   -------   ---    ---     ---------      -------    -----------      --------
BALANCE AT JUNE 30, 1997.....  59,138,791   L 1,478     6     --     L 134,466      L  (943)    L (108,325)    L 26,676
                               ==========   =======   ===    ===     =========      =======    ===========      ========
BALANCE AT APRIL 1, 1997.....  59,138,791   L 1,478     6     --     L 134,466      L  (339)    L  (97,557)    L 38,048
Unrealized loss on securities          --        --    --     --            --         (604)            --         (604)
Net loss.....................          --        --    --     --            --           --        (10,768)     (10,768)
                               ----------   -------   ---    ---     ---------      -------    -----------      --------
BALANCE AT JUNE 30, 1997.....  59,138,791   L 1,478     6     --     L 134,466      L  (943)    L (108,325)    L 26,676
                               ==========   =======   ===    ===     =========      =======    ===========      ========

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                    DIAMOND CABLE COMMUNICATIONS PLC

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            SIX MONTHS ENDED JUNE 30,
                                                               -------------------------------------------
                                                                    1996            1997           1997
                                                               ------------     -----------     ----------
                                                                                                 (NOTE 1)
                                                                                 (IN THOUSANDS)
Cash flows from operating activities:
Net loss....................................................      L (29,302)      L (26,678)      $(44,419)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization.............................          9,735          13,015         21,670
  Unrealized foreign exchange (gains)/losses................           (237)          5,242          8,728
  Loss on disposition of assets.............................             11              78            130
  Accretion of Senior Note discount.........................         19,090          25,057         41,720
  Provision for losses on accounts receivables..............            363             485            808
  Amortization of deferred financing costs..................            458           1,198          1,994
  Change in operating assets and liabilities:
    Change in trade receivables.............................         (2,432)           (735)        (1,224)
    Change in other assets..................................           (532)         (1,983)        (3,302)
    Change in accounts payable..............................          3,841           2,163          3,602
    Change in other liabilities.............................            659          (5,795)        (9,649)
                                                               ------------    ------------    -----------
Net cash provided by operating activities...................          1,654          12,047         20,058
                                                               ------------    ------------    -----------
Cash flows from investing activities:
  Cash invested in property and equipment...................        (65,119)        (51,741)       (86,149)
  Proceeds from disposition of assets.......................             18              39             65
  Cash paid for franchises..................................             (7)             --             --
                                                               ------------    ------------    -----------
Net cash used in investing activities.......................        (65,108)        (51,702)       (86,084)
                                                               ------------    ------------    -----------
Cash flows from financing activities:
  Proceeds of issue of debt.................................             --         153,692        255,897
  Debt financing costs......................................         (1,153)         (5,246)        (8,734)
  Repayment of mortgage loan................................             --             (35)           (58)
  Capital element of capital lease repayments...............           (510)           (732)        (1,219)
Issue of shares and capital contributions (net of expenses).         64,664              --             --
                                                               ------------    ------------    -----------
Net cash provided by financing activities...................         63,001         147,679        245,886
                                                               ------------    ------------    -----------
Net (decrease)/increase in cash and cash equivalents........           (453)        108,024        179,860
Cash and cash equivalents at beginning of period............         93,308          18,311         30,488
Effect of exchange rate changes on cash and cash equivalents            165            (746)        (1,242)
                                                               ------------    ------------    -----------

Cash and cash equivalents at end of period..................       L 93,020       L 125,589       $209,106
                                                               ============    ============    ===========

     See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                    NOTES TO THE UNAUDITED CONDENSED
                   CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PREPARATION

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling (Pounds Sterling). Merely for convenience the financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6650 per Pounds Sterling 1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1997.


2. RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements as of and for the periods ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim consolidated financial statements should be read in conjunction with the financial information included in the Company's 1996 Annual Report on Form 10-K filed with the SEC.

3. PROPERTY AND EQUIPMENT

                                       LAND AND         CABLE          OFFICE        MOTOR
                                      BUILDINGS        NETWORK        EQUIPMENT     VEHICLES          TOTAL
                                      ---------       ---------       ---------     --------          -----
                                                                   (IN THOUSANDS)
ACQUISITION COSTS

Balance at January 1, 1997......         L 5,018        L 298,062       L 6,069         L 435         L 309,584
Additions.......................              35           49,738           749            --            50,522
Dispositions....................              --             (174)           --          (148)             (322)
                                     -----------    -------------    ----------    ----------      ------------
Balance at June 30, 1997........           5,053          347,626         6,818           287           359,784
                                     -----------    -------------    ----------    ----------      ------------
ACCUMULATED DEPRECIATION
Balance at January 1, 1997......             314           28,941         2,780           248            32,283
Charge for period...............              83            9,680           775            35            10,573
Dispositions....................              --             (101)           --          (104)             (205)
                                     -----------    -------------    ----------    ----------      ------------
Balance at June 30, 1997........             397           38,520         3,555           179            42,651
                                     -----------    -------------    ----------    ----------      ------------
JUNE 30, 1997 NET BOOK VALUE....           4,656          309,106         3,263           108           317,133
                                     ===========    =============    ==========    ==========      ============
DECEMBER 31, 1996 NET BOOK VALUE         L 4,704        L 269,121       L 3,289         L 187         L 277,301
                                     ===========    =============    ==========    ==========      ============

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

5.   1997 SENIOR NOTES

     On February 21, 1997 the Company issued $420,500,000 of 103/4% Senior Discount Notes due February 15, 2007 ("the 1997 Senior Notes") at an issue price of $594.48 per $1,000 principal amount at maturity. Total proceeds received by the Company amounted to approximately Pounds Sterling 148 million ($240 million) after issuance costs of approximately Pounds Sterling 5 million. Interest on the 1997 Senior Notes will be payable on February 15 and August 15 of each year commencing August 15, 2002.

                        DIAMOND CABLE COMMUNICATIONS PLC


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     The Company expended net cash to fund investing activities of Pounds Sterling 128.2 million and Pounds Sterling 51.7 million in the year ended December 31, 1996 and the six months ended June 30, 1997, respectively. Net cash provided by financing activities was Pounds Sterling 54.4 million in the year ended December 31, 1996 and Pounds Sterling 147.7 million in the six months ended June 30, 1997. The Company's investing activities consisted exclusively of the ongoing construction of the network (Pounds Sterling 51.7 million in the first six months of 1997 and Pounds Sterling 128.2 million in
1996). In 1996 the Company's net cash used in operating activities was Pounds Sterling 1.3 million and in the six months to June 30, 1997 the Company's net cash provided by operating activities was Pounds Sterling 12.0 million. The Group's cash and funding requirements historically have been met principally through the issuance of senior discount notes ("Senior Notes") in September 1994, December 1995 and February 1997 as well as from equity capital, advances from its shareholders, and from bank and lease financing.

     In August 1996, certain of the Company's subsidiaries entered into a senior bank lending agreement that permitted borrowing up to an aggregate amount of Pounds Sterling 340 million. In February 1997, the senior bank facility was amended, and the Company has subsequently negotiated further amendments to the senior bank facility (as amended, the "Senior Bank Facility"). These amendments included a reduction in the amount to be available for borrowing under the facility to Pounds Sterling 175 million to reflect the additional proceeds available to the Company through its issue of Senior Notes for proceeds of approximately Pounds Sterling 148 million in February 1997. DCL will be able to draw on the Senior Bank Facility if certain conditions are met, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of Jewel and its subsidiaries (together, the "Borrower Group"). To date, no funds have been drawn under the facility. The facility does allow for the provision of guarantees and the Company has drawn a bond of Pounds Sterling 1.2 million in order to meet its obligations under certain of the Group's telecommunications licenses. Indebtedness under the Senior Bank Facility would be incurred by DCL, guaranteed by the Borrower Group and secured by a lien on the assets of the Borrower Group and a pledge of the issued shares of the Borrower Group other than Jewel but including DCL and LCL.

     The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. In addition, under the Senior Bank Facility, failure to meet the Group's milestone obligations could under certain circumstances prevent borrowing or result in an event of default. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at June 30, 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group does not expect to meet all of its current LDL milestones at the end of 1997. The Group plans to negotiate with the Independent Television Commission to modify its milestone obligations.

     The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The Company expects the network to be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures required for the Group to substantially complete the network (including estimated subscriber connection expenses) will be approximately Pounds Sterling 525 million (of which Pounds Sterling 475 million relates to capital expenditures occurring from June 30, 1997 through January 1, 2001), although these amounts could vary significantly.

     The Company believes that existing cash and cash equivalents and future cash flows from operations will be sufficient to complete the planned construction through the third quarter of 1998, at which time the Group estimates that approximately 64% of the aggregate final milestones will have been constructed and activated. Thereafter, the Company will be required to utilize additional funds, which may include amounts under the Senior Bank Facility, the availability of which will depend upon the Group's ability to meet certain covenants, including operating cash flow covenants which the Company currently believes it will not meet at that time. The Company is currently renegotiating the Senior Bank Facility; however, to the extent that the Senior Bank Facility is not available or amounts available thereunder are insufficient, the Group will be required to obtain further debt and/or equity financing.

     DCL will be able to draw on the Senior Bank Facility if it is able in the future to meet certain conditions, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of the Borrower Group which are not currently met. However, the Group may not be able to borrow sufficient funds under the Senior Bank Facility to meet its remaining funding requirements. In particular, even after the initial conditions to borrowing have been met the amount of funds that may be borrowed will be limited to a specified multiple of the Borrower Group's reported annualized cash flow (as defined in the

Senior Bank Facility). This reported annualized cash flow will depend on a number of variables, including revenue generated from business telecommunications, residential telephone and cable television services, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Borrower Group's reported annualized cash flow and reduce amounts available under the Senior Bank Facility. In particular, the reorganization of the Company's residential sales force, which has resulted in some delays in the progress of marketing during the transitional phase, may be expected to both reduce revenue growth in the short term as the new sales force develops and increase marketing costs.

     To the extent that (i) the Group is unable to utilize fully the Senior Bank Facility, (ii) the amounts required to complete the Group's planned build out exceed its estimates or (iii) the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility) does not meet expectations, the Group will require additional debt and/or equity financing. There can be no assurance that any such debt financing will be permitted under the terms of the Group's debt instruments, which limit the incurrence of additional debt by the Group, or that any such debt or equity financing will be available on acceptable commercial terms or at all.

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

SELECTED OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1995 and 1996 and at and for the three-month period ended March 31, 1997 and the six month period ended June 30, 1997. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.





                                                                           DECEMBER 31,                    March 31,      JUNE 30,
                                                  -----------------------------------------------------   -----------   -----------
                                                                    1995                        1996         1997          1997
                                                  -----------------------------------------   ---------   -----------   -----------
                                                    DIAMOND          LCL         COMBINED
                                                  -----------    ----------     -----------
Homes passed by civils construction(1).......         222,335        58,976       281,311       453,496       473,741       490,781
Homes activated(2)...........................         105,951        51,955       157,906       347,246       366,513       424,593
Homes marketed(3)............................          77,657        48,950       126,607       252,601       280,990       313,994
CABLE TELEVISION
Basic service subscribers....................          20,261        10,488        30,749        59,242        60,008        63,642
Penetration rate of homes marketed(4)........           26.1%         21.4%         24.3%         23.5%         21.4%         20.3%
Average monthly revenue per subscriber(5)....         L 16.80       L 18.89       L 17.62       L 18.03       L 20.35       L 20.07
Churn(6).....................................           35.5%         31.0%         33.8%         40.9%      46.8%(7)      42.2%(7)
RESIDENTIAL TELEPHONE
Residential lines connected..................          36,122        16,576        52,698       104,460       111,881       122,953
Penetration rate of homes marketed(4)........           46.5%         33.9%         41.6%         41.4%         39.8%         39.2%
Average monthly revenue per line(8)(9).......         L 18.68       L 22.19       L 19.88       L 18.40       L 18.62       L 18.70
Pro-forma average monthly revenue per line(9)         L 18.11       L 21.35       L 19.22       L 18.64       L 18.62       L 18.70
Churn(6).....................................           13.9%         17.2%         15.0%         20.6%      18.1%(7)      17.8%(7)
BUSINESS TELECOMMUNICATIONS
Business customers accounts..................           1,627           772         2,399         3,935         4,339         4,777
Business lines connected.....................           7,036         2,843         9,879        18,932        20,874        23,073
Private circuits(10).........................             151            10           161           226           232           239
Average lines per business(11)...............             4.3           3.7           4.1           4.8           4.8           4.8
Average monthly revenue per line(9)(12)......         L 74.60       L 59.60       L 70.23       L 50.17       L 47.14       L 47.05
Pro-forma average monthly revenue per line(9)         L 72.02       L 56.88       L 67.70       L 51.25       L 47.14       L 47.05

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

(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996) by three (for the three months ended March 31, 1997), or by six (for the six months ended June 30, 1997).

(6) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1997 is annualized by multiplying the amount as calculated above by four. Churn for the six months ended June 30, 1997 is annualized by multiplying the amount as calculated above by two.

(7) The Company changed the method of calculating churn from the quarter ended March 31, 1997 to eliminate from the number of net disconnected accounts those subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. These subscribers could not be identified under the Company's information systems prior to the first quarter of 1997 and were therefore included in the churn calculation as disconnected accounts. If churn for the quarter to March 31, 1997 were calculated on a basis consistent with prior periods churn would have been (annualized) 49.7% and 21.9% for cable television and residential telephone, respectively. If churn for the six months to June 30, 1997 were calculated on a basis consistent with prior periods churn would have been (annualized) 45.6% and 21.8% for cable television and residential telephone, respectively. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if it were possible to recalculate the churn for prior periods.

(8) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996), by three (for the three months ended March 31, 1997), or by six (for the six months ended June 30, 1997). .

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

(12) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996) , by three (for the three months ended March 31, 1997), or by six (for the six months ended June 30, 1997).

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1997

     The Group continued to experience increases in its subscribers, revenues and expenses during the six month period ended June 30, 1997. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 37,285 homes (8.2%) and homes activated increased by 77,347 (22.3%) from December 31, 1996 to June 30, 1997. During the six months to June 30, 1997 the Company's pace of civils construction slowed due in part to the Company's efforts to reduce the gap between homes passed by civils construction and homes activated and in part to the phase out during the period of one of the Company's largest civils contractors, which went into liquidation. The pace of activation increased in the three month period to June 30, 1997 as compared to the three months to March 31, 1997 as the Group continued to focus on its milestone obligations, which are measured in terms of homes activated. The

Group met the required quarterly milestone obligations under each of its telecommunications licenses as at June 30, 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group does not expect to meet all of its current LDL milestones at the end of 1997. The Group plans to negotiate with the Independent Television Commission to modify its milestone obligations.

     In addition, in order to improve the management and quality of the residential sales force, in February 1997 the Company terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales people. Prior to this reorganization, the sales force comprised approximately 150 residential sales people who were employed by the independent contractors that the Group paid on a full commission basis. The Group now employs residential sales people directly and pays them on the basis of a salary plus sales commission. At June 30, 1997, the Company employed approximately 110 residential sales people, including some former contracted sales people who were hired by the Company in accordance with its employment criteria following interviews. All of these sales people will undergo a training process which is intended to promote their long-term effectiveness but which may delay their productivity in the short term. The Company is planning to increase the number of residential sales people further. The reorganization has delayed the progress of marketing and affected penetration in the areas being marketed during this transitional period. At June 30, 1997, residential telephone line penetration was 39.2% and cable television penetration was 20.3% from 41.4% and 23.5%, respectively, at December 31, 1996. Penetration rates for residential telephone and cable television were 41.2% and 23.3% at June 30, 1996.

     REVENUE

     For the three months ended June 30, 1997, total revenues were Pounds Sterling 14.0 million, a 50% increase over total revenues of Pounds Sterling
9.3 million for the comparable period in 1996. For the six months ended June 30, 1997 total revenues were Pounds Sterling 27.1 million, a 58% increase over total revenues of Pounds Sterling 17.2 million for the comparable period in 1996. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

     As a result of entering into revised interconnect agreements with BT which will apply retroactively, the Company will receive outgoing interconnect charge rebates relating to all periods prior to December 31, 1996 and must pay incoming termination rebates relating to the period from April 1, 1995 to December 31, 1996. Based on interim rates for the period from January 1, 1997, no rebates will be payable to or due from BT for the six month period to June 30, 1997. The rebates that will be paid to BT relating to the incoming termination element amount to an estimated Pounds Sterling 1,351,000 based on final rates for the twelve month period from April 1, 1995 and interim rates for the nine month period from April 1, 1996. This amount has been provided by reducing residential telephone and business telecommunications revenues in 1996 by Pounds Sterling 776,000 and Pounds Sterling 575,000, respectively, of which Pounds Sterling 224,000 and Pounds Sterling 150,000, respectively, relates to the three month period ended June 30, 1996 and Pounds Sterling 374,000 and Pounds Sterling 272,000, respectively, relates to the six month period ended June 30, 1996. The total amount of rebates to be received by the Company will be determined by the parties once BT has furnished to the Company a proposed calculation and supporting data and OFTEL has determined the final rates applicable for the period from April 1, 1996. The Company has estimated that the amount of the rebate due to the Company from BT will exceed the amount of the rebates to be provided by the Company to BT. Pending final determination of rebates, the Company has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized. Accordingly, a reduction in telephone expenses of Pounds Sterling 1,351,000 has been recorded in 1996 of which Pounds Sterling 374,000 relates to the three month period ended June 30, 1996 and Pounds Sterling 646,000 relates to the six month period ended June 30, 1996.

     The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis for periods up to December 31, 1996 adjusting for the incoming termination rebates in the appropriate periods as if the revised interconnect agreements and the final rates for the year to March 31, 1996 and interim rates for the nine months to December 31, 1996 had been in effect.

     Business Telecommunications. Business telecommunications revenues were Pounds Sterling 3.3 million and Pounds Sterling 6.5 million for the three and six month periods ended June 30, 1997 compared to Pounds Sterling 2.7 million and Pounds Sterling 5.1 million, respectively(pro-forma Pounds Sterling 2.5 million and Pounds Sterling 4.7 million, respectively) for the comparable period in 1996, representing increases of 25% and 29%, respectively (34% and 37%, respectively, on a pro-forma basis). The growth in reported revenues is due primarily to an increase in the number of business lines installed from 15,273 at June 30, 1996 to 23,073 at June 30, 1997, an increase of 51%. The growth in the number of business lines was partially offset by lower monthly revenue per line. The monthly revenue per line decreased from Pounds Sterling
60.95 in the six months to June 30, 1996 (Pounds Sterling 57.28 on a pro-forma basis) to Pounds Sterling 47.05 in the comparable period in 1997. This decline was due to a combination of (i) the Group's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (the Company operated 9,737 Centrex lines at June 30, 1997 compared to 6,340 Centrex lines at June 30, 1996 and 2,832 Centrex lines at March 31, 1996, representing 42.2%, 41.5% and 25.6% of the total number of business lines at each of those dates, respectively),
(ii) a reduction in certain tariffs in response to price reductions by competitors, including BT, the Group's principal competitor for business telecommunications services which reduced in June 1996 and May 1997 its prices by an average of about 10% for most of its business customers and made smaller price reductions at other times during 1996 and 1997, and (iii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls. Monthly revenue per line has remained relatively stable over the past 12 months. The Company may lower prices in the future if considered appropriate for competitive reasons.

     Residential Telephone. Residential telephone revenues were Pounds Sterling 6.8 million and Pounds Sterling 12.9 million in the three and six month periods, respectively, to June 30, 1997 compared to Pounds Sterling 4.3 million and Pounds Sterling 7.9 million, respectively, (Pounds Sterling 4.2 million and Pounds Sterling 7.6 million, respectively, on a pro-forma basis) for the comparable period in 1996, an increase of 56% and 64%, respectively, (62% and 70%, respectively, on a pro-forma basis). The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 78,429 at June 30, 1996 to 122,953 at June 30, 1997, representing an increase of 57%. The number of residential telephone lines increased by 11,072 during the three months to June 30, 1997, as compared to an increase of 7,421 during the three months to March 31, 1997. Monthly revenue per line was Pounds Sterling 19.44 and Pounds Sterling 19.63 (pro-forma Pounds Sterling 18.65 and Pounds Sterling 18.91) in the three and six month periods, respectively, to June 30, 1996 and Pounds Sterling 18.78 and Pounds Sterling
18.70 in the comparable periods, respectively, in 1997. Overall tariffs were reduced for subscribers in the Leicester franchise in July 1996 to conform tariffs for all the Group's subscribers together with additional call tariff reductions in late 1996 and during the six months to June 30, 1997. These call tariff reductions were partly offset by increases in line rental charges in January 1997. The Company will continue to review and adjust its tariffs to maintain price competitiveness. The churn rate (annualized) was 17.5% for the three months to June 30, 1997 compared to 18.1% for the three months to March 31, 1997. The churn rate (annualized) was 17.8% for the first six months of 1997 (21.8% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to 17.9% in the comparable period in 1996. The increase in churn in 1997 is attributable in part to a stricter disconnect policy for certain customers and ongoing efforts by BT aimed at regaining former customers.

     Cable Television. Cable television revenues increased from Pounds Sterling 2.3 million and Pounds Sterling 4.3 million in the three and six month periods to June 30, 1996, respectively, to Pounds Sterling 3.9 million and Pounds Sterling 7.7 million in the comparable periods in 1997, representing increases of 67% and 79%, respectively. This growth in cable television revenue was primarily due to a combination of increases in the number of cable television subscribers and average revenue per subscriber. The number of cable television subscribers rose from 44,402 at June 30, 1996 to 63,642 at June 30, 1997, an increase of 43%. In the three months to June 30, 1997, the Group gained 3,634 net new subscribers, as compared to 766 net new subscribers in the three months to March 31, 1997. Average monthly revenue per subscriber increased from Pounds Sterling 18.18 and Pounds Sterling 18.54, respectively, for the three and six month periods ended June 30, 1996 to Pounds Sterling 19.80 and Pounds Sterling 20.07, respectively, for the comparable periods in 1997. The increase in average revenue per subscriber was primarily due to increases in cable television pricing offset in part by lower premium pay channel penetration in the six months to June 30, 1997 compared to the same period in 1996.

The Group's annualized churn was 37.8% in the three months to June 30, 1997 compared to 46.8% in the three months to March 31, 1997 (41.5% and 49.7%, respectively, before taking into account the new adjustments described above in
Note 7 to the Selected Operating Data), as compared to 38.1% and 36.6% in the three months to June 30, 1996 and the three months to March 31, 1996, respectively. The Group's annualized churn was 42.2% for the six months to June 30, 1997 (45.6% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to 37.4% in the comparable period in 1996. The Company believes that the increase in churn was due in part to the continuing effect of increases in the fourth quarter of 1996 in premium channel subscription rates which led certain longer-term customers who had previously benefitted from grandfathered rates, to disconnect service, the effect of an increase in the basic subscription rate, additional price increases resulting from the Company passing on to its customers a new BSkyB charge for Sky Sports 3 (which BSkyB provided to its own sports subscribers at no additional charge) and other aggressive promotional activity of BSkyB, as well as to the application of a stricter disconnect policy relating to non-payment. With the aim of reducing churn among new subscribers, the Company has begun to require payment of an installation fee in connection with the subscription for new residential services and is evaluating other means to reduce its churn in the future.


     OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis, and Global One decreased from Pounds Sterling 3.2 million for the three month period ended June 30, 1996 to Pounds Sterling 2.9 million in the comparable period in 1997, and from Pounds Sterling 5.9 million in the six month period ended June 30, 1996 to Pounds Sterling 5.5 million in the comparable period in 1997. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been Pounds Sterling 2.8 million and Pounds Sterling 5.2 million in the three and six month periods, respectively, to June 30, 1996. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 46% and 45% (40% and 41% on a pro-forma basis) in the three and six month periods, respectively, to June 30, 1996 to 29% and 28% in the comparable periods in 1997 due primarily to reduced interconnect charges paid to these operators.

     Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from Pounds Sterling 1.4 million in the three months to June 30, 1996 to Pounds Sterling 2.3 million in the comparable period in 1997, a 63% increase, and from Pounds Sterling 2.6 million for the six month period to June 30, 1996 to Pounds Sterling 4.6 million in the comparable period in 1997, a 78% increase.

     As a percentage of cable television revenues, these direct costs were 60% for both the three and six month periods to June 30, 1996, and were 58% and 59% for the three and six month periods to June 30, 1997, respectively.

     Selling, general and administrative expenses increased by 12% from the three months to June 30, 1996 to the comparable period in 1997 and by 19% from the six months to June 30, 1996 to the comparable period in 1997. The increases were due to higher administration costs associated with the expansion of the Company's business.

     Depreciation and amortization expenses increased by 30% from the three month period to June 30, 1996 to the comparable period in 1997 and by 34% from the six month period to June 30, 1996 to the comparable period in 1997. This increase was attributable to the increasing size of the Company's network.


     INTEREST INCOME/EXPENSE

     Interest expense was Pounds Sterling 10.2 million and Pounds Sterling 15.0 million for the three months to June 30, 1996 and three months to June 30, 1997, respectively, and Pounds Sterling 20.1 million and Pounds Sterling 27.2 million for the six months to June 30, 1996 and six months to June 30, 1997, respectively. The increase from 1996 to 1997 is due primarily to the accretion of the discount on the Senior Notes of Pounds Sterling 13.9 million during the second quarter of 1997 and Pounds Sterling 25.1 million during the first half of 1997 compared to Pounds Sterling 9.6 million and Pounds Sterling 19.1 million, respectively, in the comparable periods in 1996 as well as other interest expense of Pounds Sterling 0.5 million in the three-month period ended June 30, 1997 and Pounds Sterling 1.0 million in the first six months of 1997. In addition, amortization of debt financing costs was Pounds Sterling 0.7 million in the three-month period ended June 30, 1997 and Pounds Sterling 1.2 million in the first six months of 1997. Interest received in the three month period ended June 30, 1997 was Pounds Sterling 2.0 million and Pounds Sterling
3.0 million in the six-month period ended June 30, 1997, through temporary investment of the proceeds of the 1997 Senior Notes.

     FOREIGN EXCHANGE

     A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1996, the Group recognized an unrealized foreign exchange gain on the translation of its liability on the Senior Notes issued in 1994 and 1995 of Pounds Sterling 31.5 million, an unrealized gain on its short-term securities of Pounds Sterling 0.1 million and a net realized foreign exchange loss of Pounds Sterling 0.4 million relating to its operations. During the six months ended June 30, 1997, the Group recorded a net foreign exchange loss of Pounds Sterling 5.7 million primarily due to the unrealized loss on translation of its liability on the Senior Notes.


      GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS

     Unrealized gains on derivative financial instruments of Pounds Sterling
0.2 million in the six months to June 30, 1997 consist of a gain of Pounds Sterling 0.3 million on the mark-to-market valuation of two foreign exchange forward contracts (referred to below), partly offset by a loss of Pounds Sterling 0.1 million on the mark-to-market valuation of an interest rate swap commitment.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell Pounds Sterling 200 million at a rate of $1.6289 to Pounds Sterling 1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to Pounds Sterling 1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately Pounds Sterling 3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1996, an unrealized loss of approximately Pounds Sterling 8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Senior Notes and 1995 Senior Notes during the same period. During the first quarter of 1997, the Company has recorded a gain of approximately Pounds Sterling 11.5 million on the two offsetting forward contracts, reflecting the reversal of an Pounds Sterling 8.1 million loss referred to above and the approximately Pounds Sterling 3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Senior Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell Pounds Sterling 50 million at a rate of $1.6505 to Pounds Sterling 1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell Pounds Sterling 50 million at a rate of $1.6515 to Pounds Sterling 1. The

Company has the opportunity to roll forward these contracts in order to cover specific dollar liabilities when they arise or to crystallize a profit at any stage thought appropriate. Therefore the accounting treatment of these contracts, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the statement of operations. The Company may from time to time in the future enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company and the Group's ability to satisfy their obligations, including obligations under outstanding debt instruments, as they become due.


     NET LOSS

     As a result of the foregoing factors, Diamond had net losses of Pounds Sterling 10.8 million in the three-month period ended June 30, 1997, compared to a net loss of Pounds Sterling 10.3 million recorded in the comparable period of 1996, and a loss of Pounds Sterling 26.7 million for the six-month period ended June 30, 1997 compared to a loss of Pounds Sterling 29.3 million in the comparable period of 1996.

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

                                                DIAMOND CABLE COMMUNICATIONS PLC




Date: August 12, 1997                           By: /s/ Robert Goad
                                                    --------------------------
                                                             Robert Goad
                                                      (Chief Executive Officer)




Date: August 12, 1997                           By: /s/ Nicholas Millard
                                                    ___________________________
                                                         Nicholas Millard
                                                    (Chief Financial Officer)





Date: August 12, 1997                           By: /s/ Duncan Craig
                                                    ___________________________
                                                            Duncan Craig
                                                     (Chief Accounting Officer)
