Form 10-Q
period 1997-10-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1997-11-14
CIK 929649

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                period ended September 30, 1997

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 33-83740


                     Diamond Cable Communications Plc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    England and Wales                                     N/A
---------------------------------------              -----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

  Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                             N/A
---------------------------------------              -----------------------
(Address of principal executive offices)             (Zip code)


                                 44-115-912-2217
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of September 30, 1997 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                      INDEX


                                                                            Page


INTRODUCTION ...........................................................    3

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited condensed consolidated statements of
          operations -- Three and nine months ended
          September 30, 1997 and 1996...................................    5

         Condensed consolidated balance sheets -- September
          30, 1997 and December 31, 1996................................    6

         Unaudited condensed consolidated statements of
          shareholders' equity -- Three and nine months
          ended September 30, 1997......................................    7

         Unaudited condensed consolidated statements of cash flows --
          Nine months ended September 30, 1997
          and 1996......................................................    8

         Notes to the unaudited condensed consolidated
          financial statements..........................................    9


Item 2.  Management's Discussion and Analysis of Results
          of Operations and Financial Condition.........................   11


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   24


SIGNATURES..............................................................   25

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

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of September 30, 1997, the Group's cable television and telecommunications network had passed by civils construction approximately 509,300 homes and an estimated 25,800 businesses, of which portions of the network passing approximately 453,000 homes and an estimated 22,100 businesses had been activated. As of that date, the Group also had approximately 136,900 residential telephone lines, 71,400 cable television subscribers and 25,400 business telephone lines. Through that date, (pound)393 million had been invested (at original cost) in the construction of the network and related systems.

                              --------------------


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

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "(pound)" "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6117 per (pound)1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on September 30, 1997. On November 12, 1997, the Noon Buying Rate was $1.7035 per (pound)1.00.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                                   SEPTEMBER 30,
                                             -----------------------------------------         ------------------------------------
                                                     1996            1997       1997            1996             1997        1997
                                                   -------          -------    -------         -------          --------    -------
                                                                              (NOTE 1)                                      (NOTE 1)

                                                                                      (IN THOUSANDS)
REVENUE
Business telecommunications.................(pound)  2,117  (pound)   3,697     $5,958  (pound)  7,170  (pound)   10,217    $16,467
Residential telephone.......................         4,549            7,518     12,117          12,431            20,450     32,959
Cable television............................         2,488            4,187      6,748           6,776            11,884     19,153
                                                    ------            -----      -----          ------            ------     ------
                                                     9,154           15,402     24,823          26,377            42,551     68,579
                                                    ------           ------     ------          ------            ------     ------

OPERATING COSTS AND EXPENSES
Telephone...................................        (1,899)          (3,173)    (5,114)         (7,772)           (8,710)   (14,038)
Programming.................................        (1,472)          (2,368)    (3,816)         (4,035)           (6,918)   (11,149)
Selling, general, and
  administrative............................        (5,505)          (7,126)   (11,485)        (16,058)          (19,694)   (31,741)
Depreciation and amortization...............        (5,724)          (7,042)   (11,350)        (15,459)          (20,057)   (32,326)
                                                    -------          -------   --------        --------          --------   --------
                                                   (14,600)         (19,709)   (31,765)        (43,324)          (55,379)   (89,254)
                                                   --------         --------   --------        --------          --------   --------


OPERATING LOSS..............................        (5,446)          (4,307)    (6,942)         (16,947)         (12,828)   (20,675)

Interest income.............................         1,031            1,868      3,011            2,899            4,837      7,796
Interest expense and
amortization of debt
  discount and expenses.....................       (10,613)         (15,875)   (25,586)         (30,742)         (43,075)   (69,424)
Foreign exchange
gains/(losses), net.........................         2,904          (16,457)   (26,523)           3,045          (22,180)   (35,747)
Unrealized (loss)/gain on
derivative financial
  instruments...............................          (322)           2,660      4,287               (3)           2,904       4,680
Realized gain on derivative
financial
  instrument................................            --               --         --               --           11,553     18,620
                                                 ----------      -----------   --------        ---------         --------    ------
Loss before income taxes....................       (12,446)         (32,111)   (51,753)         (41,748)         (58,789)   (94,750)
Income taxes................................            --               --         --               --               --         --
                                                 ----------      -----------   --------        ---------         --------    ------
NET LOSS....................................(pound)(12,446)  (pound)(32,111)  $(51,753)  (pound)(41,748)  (pound)(58,789)  $(94,750)
                                            ===============  ===============  =========  ===============  ===============  =========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   AT SEPTEMBER 30,
                                                                             ---------------------------
                                                                AT
                                                             DECEMBER                (UNAUDITED)
                                                               31,
                                                              1996              1997             1997
                                                          ------------       -----------     -----------
                                                                                               (NOTE 1)

                                                                              (IN THOUSANDS)
                          ASSETS
Cash and cash equivalents ................................(pound) 18,311    (pound)108,394      $174,699
Trade receivables (net of allowance
  for doubtful accounts of (pound)1,691 at
  December 31, 1996 and (pound)2,486 at
  September 30, 1997).....................................         6,389             6,552        10,560
Other assets..............................................         3,904             6,911        11,138
Deferred financing costs (less
  accumulated amortization of
  (pound)1,325 at December 31, 1996 and
  (pound)3,162 at September 30, 1997).....................        19,573            23,323        37,590
Property and equipment, net (note 3)......................       277,301           337,913       544,614
Goodwill (less accumulated
  amortization of (pound)6,064 at December
  31, 1996 and (pound)9,700 at September
  30, 1997)...............................................        90,896            87,260       140,637
Franchise costs (less accumulated
  amortization of (pound)91 at December 31,
  1996 and (pound)114 at September 30,
  1997)...................................................           445               422           680
                                                          --------------    --------------      --------


TOTAL ASSETS..............................................(pound)416,819    (pound)570,775      $919,918
                                                          ==============    ==============      ========


           LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable..........................................(pound) 18,528    (pound) 21,805       $35,143
Other liabilities.........................................        19,150            13,756        22,171
Senior discount notes.....................................       314,418           530,244       854,594
Capital lease obligations.................................         8,146             7,737        12,470
Mortgage loan.............................................         2,477             2,422         3,903
Shareholders' equity
  Ordinary shares (70,000,000
   authorized; 59,138,791 issued at
   December 31, 1996 and at September
   30, 1997)..............................................         1,478             1,478         2,382
  Non-voting deferred shares..............................            --                --            --
  Additional paid-in-capital..............................       134,466           134,466       216,719
  Unrealized loss on securities...........................          (197)             (697)       (1,123)
  Accumulated deficit.....................................       (81,647)         (140,436)     (226,341)
                                                                 -------          --------      --------


TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY..................................................(pound)416,819    (pound)570,775      $919,918
                                                          ==============    ==============      ========


         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                          NON-VOTING     ADDITIONAL     UNREALIZED                        TOTAL
                                                           DEFERRED         PAID-        LOSS ON       ACCUMULATED     SHAREHOLDERS
                                    ORDINARY SHARES         SHARES       IN-CAPITAL     SECURITIES       DEFICIT          EQUITY
                              -------------------------   ----------   --------------  ------------  ---------------  -------------

                                                                       (IN THOUSANDS EXCEPT SHARE DATA)

                                Number                    Number
                                ------                    ------

BALANCE AT JANUARY 1, 1997... 59,138,791   (pound)1,478     6    --    (pound)134,466  (pound)(197)  (pound) (81,647) (pound)54,100
Unrealized loss on
securities...................         --             --    --    --                --         (500)              --            (500)
Net loss.....................         --             --    --    --                --           --           (58,789)       (58,789)
                              ----------   ------------   ----  ----   --------------  -----------   ---------------  -------------

BALANCE AT
 SEPTEMBER 30, 1997........... 59,138,791   (pound)1,478     6    --    (pound)134,466  (pound)(697) (pound)(140,436) (pound)(5,189)
                               ==========   ============  ====  ====   ===============  ===========  ===============  =============


BALANCE AT JULY 1,
1997......................... 59,138,791   (pound)1,478     6    --    (pound)134,466  (pound)(943)  (pound)(108,325) (pound)26,676
Unrealized gain on
securities...................         --             --    --    --                --          246               --             246
Net loss.....................         --             --    --    --                --           --           (32,111)       (32,111)
                              ----------   ------------   ----  ----   --------------  -----------   ---------------  -------------
BALANCE AT
SEPTEMBER 30, 1997........... 59,138,791   (pound)1,478     6    --    (pound)134,466  (pound)(697) (pound)(140,436) (pound)(5,189)
                              ==========   ============  ====  ====   ===============  ===========  ===============  =============


---------------

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                   -------------------------------------------------------
                                                                         1996                1997                  1997
                                                                   ---------------       ---------------      ------------

                                                                                                                 (NOTE 1)
                                                                                     (IN THOUSANDS)
Cash flows from operating activities:
Net loss.......................................................    (pound)(41,748)       (pound)(58,789)      $(94,750)

Adjustments to reconcile net loss to net cash provided by operating activities:

  Depreciation and amortization................................            15,459                20,057          32,326
  Unrealized foreign exchange (gains)/losses...................            (2,809)               22,270          35,892
  Loss on disposition of assets................................                18                    99             160
  Accretion of Senior Note discount............................            28,901                39,865          64,250
  Provision for losses on accounts receivables.................               560                   795           1,281
  Amortization of deferred financing costs.....................               696                 1,837           2,961

  Change in operating assets and liabilities:
    Change in trade receivables................................            (2,425)                (958)          (1,544)
    Change in other assets.....................................               576               (3,007)          (4,846)
    Change in accounts payable.................................               226                5,646            9,100
    Change in other liabilities................................             2,612               (5,744)          (9,258)
                                                                   ---------------       --------------       ----------

Net cash provided by operating activities......................             2,066               22,071           35,572
                                                                   ---------------       --------------       ----------

Cash flows from investing activities:
  Cash invested in property and equipment......................           (96,089)             (78,728)         (126,886)
  Proceeds from disposition of assets..........................                26                   39                63
  Cash paid for franchises.....................................                (7)                  --                --
                                                                   ---------------       --------------       ----------


Net cash used in investing activities..........................           (96,070)             (78,689)        (126,823)
                                                                   ---------------       --------------       ----------

Cash flows from financing activities:
  Proceeds of issue of debt....................................                --              153,692           247,706
  Debt financing costs.........................................            (8,577)              (5,249)           (8,460)
  Repayment of mortgage loan...................................                (6)                 (55)              (89)
  Capital element of capital lease repayments..................              (748)              (1,187)           (1,913)
  Issue of shares and capital contributions (net of expenses)..            64,664                   --                --
                                                                   ---------------       --------------       ----------

Net cash provided by financing activities......................            55,333               147,201          237,244
                                                                   ---------------       --------------       ----------

Net (decrease)/increase in cash and cash
equivalents....................................................           (38,671)               90,583          145,993
Cash and cash equivalents at beginning of period...............            93,308                18,311           29,512
Effect of exchange rate changes on cash and cash equivalents...               195                  (500)            (806)
                                                                   ---------------       --------------       ----------

Cash and cash equivalents at end of period.....................    (pound) 54,832        (pound)108,394       $  174,699
                                                                   ==============         ==============      ==========

                        See the accompanying notes to the
             Unaudited Condensed Consolidated Financial Statements.

                        NOTES TO THE UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PREPARATION

         Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling ((pound)). Merely for convenience the consolidated financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6117 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1997.


2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements as of and for the periods ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim consolidated financial statements should be read in conjunction with the financial information included in the Company's 1996 Annual Report on Form 10-K filed with the SEC.

3.  PROPERTY AND EQUIPMENT

                                                 LAND AND            CABLE           OFFICE           MOTOR
                                                 BUILDINGS          NETWORK         EQUIPMENT        VEHICLES            TOTAL
                                               -------------      ------------    -------------    -------------     -------------

                                                                                   (IN THOUSANDS)
ACQUISITION COSTS

Balance at January 1, 1997..................... (pound)5,018    (pound)298,062    (pound)6,069       (pound)435     (pound)309,584
Additions......................................           35            75,368           1,437              308             77,148
Dispositions...................................            0              (217)              0             (148)              (365)
                                                       -----           -------           -----              ---            -------
Balance at September 30, 1997..................        5,053           373,213           7,506              595            386,367
                                                       -----           -------           -----              ---            -------
ACCUMULATED DEPRECIATION

Balance at January 1, 1997.....................          314            28,941           2,780              248             32,283
Charge for period..............................          122            15,068           1,155               53             16,398
Dispositions...................................            0              (122)              0             (105)              (227)
                                                       -----           -------           -----              ---            -------
Balance at September 30, 1997..................          436            43,887           3,935              196             48,454
                                                       -----           -------           -----              ---            -------
SEPTEMBER 30, 1997 NET BOOK
VALUE.......................................... (pound)4,617    (pound)329,326    (pound)3,571        (pound)399    (pound)337,913
                                                       =====           =======           =====               ===           =======

DECEMBER 31, 1996 NET BOOK
VALUE.......................................... (pound)4,704    (pound)269,121    (pound)3,289        (pound)187    (pound)277,301
                                                       =====           =======           =====               ===           =======

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

5.  1997 SENIOR NOTES

         On February 21, 1997 the Company issued $420,500,000 of 10 3/4% Senior Discount Notes due February 15, 2007 ("the 1997 Senior Notes") at an issue price of $594.48 per $1,000 principal amount at maturity. Total proceeds received by the Company amounted to approximately (pound)148 million ($240 million) after issuance costs of approximately (pound)5 million. Interest on the 1997 Senior Notes will be payable on February 15 and August 15 of each year commencing August 15, 2002.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company expended net cash to fund investing activities of (pound)128.2 million and (pound)78.7 million in the year ended December 31, 1996 and the nine months ended September 30, 1997, respectively. Net cash provided by financing activities was (pound)54.4 million in the year ended December 31, 1996 and (pound)147.2 million in the nine months ended September 30, 1997. The Company's investing activities consisted exclusively of the ongoing construction of the network. In 1996 the Company's net cash used in operating activities was (pound)1.3 million and in the nine months to September 30, 1997 the Company's net cash provided by operating activities was (pound)22.1 million. The Group's cash and funding requirements historically have been met principally through the issuance of senior discount notes ("Senior Notes") in September 1994, December 1995 and February 1997 as well as from equity capital, advances from its shareholders, and from bank and lease financing.

         In August 1996, certain of the Company's subsidiaries entered into a senior bank lending agreement that permitted borrowing up to an aggregate amount of (pound)340 million. In February 1997, the senior bank facility was amended, and the Company has subsequently negotiated further amendments to the senior bank facility (as amended, the "Senior Bank Facility"). These amendments included a reduction in the amount to be available for borrowing under the facility to (pound)175 million to reflect the additional proceeds available to the Company through its issue of Senior Notes for proceeds of approximately (pound)148 million in February 1997. DCL will be able to draw on the Senior Bank Facility if certain conditions are met, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of Jewel and its subsidiaries (together, the "Borrower Group"). To date, no funds have been drawn under the facility. The facility does allow for the provision of guarantees and the Company has drawn a bond of (pound)1.2 million in order to meet its obligations under certain of the Group's telecommunications licenses. Indebtedness under the Senior Bank Facility would be incurred by DCL, guaranteed by the Borrower Group and secured by a lien on the assets of the Borrower Group and a pledge of the issued shares of the Borrower Group other than Jewel but including DCL and LCL.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. In addition, under the Senior Bank Facility, failure to meet the Group's milestone obligations could under certain circumstances prevent borrowing or result in an event of default. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at September 30, 1997 except for its milestone obligations in the Lincoln franchise which it met in October 1997 and its Grimsby franchise where it fell 3,088 homes short of the franchise milestone. The Group anticipates that it will meet the September 30, 1997 milestone obligations for Grimsby during the last quarter of 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group does not expect to meet its current LDL milestones in six of the seven LDL franchises at the end of 1997 although construction has commenced in four of the seven LDL franchises. The Group has commenced negotiations with the Independent Television Commission to modify its milestone obligations.

         The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The Company expects the network to be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures required for the Group to substantially complete the network (including estimated subscriber connection expenses) will be approximately (pound)550 million (of which (pound)460 million relates to capital expenditures occurring from September 30, 1997 through January 1, 2001), although these amounts could vary significantly.

         The Company believes that existing cash and cash equivalents and future cash flows from operations will be sufficient to complete the planned construction through the second quarter of 1998, at which time the Group estimates that approximately 59% of the aggregate final milestones will have been constructed and activated. Thereafter, the Company will be required to utilize additional funds, which may include amounts under the Senior Bank Facility, the availability of which will depend upon the Group's ability to meet certain covenants, including operating cash flow covenants which the Company currently believes it will not meet at that time. The Company is currently renegotiating the Senior Bank Facility; however, to the extent that the Senior Bank Facility is not available or amounts available thereunder are insufficient, the Group will be required to obtain further debt and/or equity financing.

         DCL will be able to draw on the Senior Bank Facility if it is able in the future to meet certain conditions, including conditions related to the operating cash flow of, equity contributions to and certain financial ratios of the Borrower Group which are not currently met. However, the Group may not be able to borrow sufficient funds under the Senior Bank Facility to meet its remaining funding requirements. In particular, even after the initial conditions to borrowing have been met the amount of funds that may be borrowed will be limited to a specified multiple of the Borrower Group's reported annualized cash flow (as defined in the Senior Bank Facility). This reported annualized cash flow will depend on a number of variables, including revenue generated from business telecommunications, residential telephone and cable television services, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Borrower Group's reported annualized cash flow and reduce amounts available under the Senior Bank Facility. In particular, the reorganization of the Company's residential sales force has resulted in some delays in the progress of marketing during the transitional phase and reduced revenue growth in the short term as the new sales force develops.

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

SELECTED OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1995 and 1996 and at and for the six month period ended June 30, 1997 and the nine-month period ended September 30, 1997. The combined operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.


                                                                      DECEMBER 31,                JUNE 30,        SEPT. 30,
                                       ------------------------------------------------------   ------------    ------------
                                                       1995                           1996           1997            1997
                                       ---------------------------------------    -----------   ------------    ------------
                                            Diamond         LCL       Combined
                                       --------------   ---------   ----------
Homes passed by civils
construction(1)......................       222,335       58,976       281,311        453,496        490,781         509,288
Homes activated(2)...................       105,951       51,955       157,906        347,246        424,593         452,974
Homes marketed(3)....................        77,657       48,950       126,607        252,601        313,994         355,760
CABLE TELEVISION
Basic service subscribers............        20,261       10,488        30,749         59,242         63,642          71,435
Penetration rate of homes
marketed(4)..........................         26.1%        21.4%         24.3%          23.5%          20.3%           20.1%
Average monthly revenue per
subscriber(5)........................  (pound)16.80 (pound)18.89  (pound)17.62   (pound)18.03   (pound)20.07    (pound)19.75
Churn(6).............................         35.5%        31.0%         33.8%          40.9%       42.2%(7)        37.7%(7)
RESIDENTIAL TELEPHONE
Residential lines connected..........        36,122       16,576        52,698        104,460        122,953         136,925
Penetration rate of homes
marketed(4)..........................         46.5%        33.9%         41.6%          41.4%          39.2%           38.5%
Average monthly revenue per
line(8)(9)...........................  (pound)18.68 (pound)22.19  (pound)19.88   (pound)18.40   (pound)18.70    (pound)18.74
Pro-forma average monthly
revenue per line(9)..................  (pound)18.11 (pound)21.35  (pound)19.22   (pound)18.64   (pound)18.70    (pound)18.74
Churn(6).............................         13.9%        17.2%         15.0%          20.6%       17.8%(7)        17.5%(7)
BUSINESS TELECOMMUNICATIONS
Business customers accounts..........         1,627          772         2,399          3,935          4,777           5,301
Business lines connected.............         7,036        2,843         9,879         18,932         23,073          25,405
Private circuits(10).................           151           10           161            226            239             247
Average lines per business
account(11)..........................           4.3          3.7           4.1            4.8            4.8             4.8
Average monthly revenue per
line(9)(12)..........................  (pound)74.60 (pound)59.60  (pound)70.23   (pound)50.17   (pound)47.05    (pound)46.80
Pro-forma average monthly
revenue per line(9)..................  (pound)72.02 (pound)56.88  (pound)67.70   (pound)51.25   (pound)47.05    (pound)46.80
--------------------

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

(5) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996), by six (for the six months ended June 30, 1997), or by nine (for the nine months ended September 30, 1997).

(6) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the six months ended June 30, 1997 is annualized by multiplying the amount as calculated above by two. Churn for the nine months ended September 30, 1997 is annualized by multiplying the amount as calculated above by 1 and 1/3.

(7) Since the beginning of 1997, the Company's reported churn has excluded from net disconnected accounts subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. Previously these subscribers were not identified under the Company's information system and were therefore reported in the churn calculation as disconnected accounts. If churn for the six months to June 30, 1997 were calculated on the basis used in periods prior to 1997, churn would have been (annualized) 45.6% and 21.8% for cable television and residential telephone, respectively. If churn for the quarter to September 30, 1997 were calculated on the basis used in periods prior to 1997, churn would have been (annualised) 33.9% and 22.9% for cable television and residential telephone, respectively. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if it were possible to recalculate the churn for prior periods.

(8) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996), by six (for the six months ended June 30, 1997), or by nine (for the nine months ended September 30, 1997).

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

(12) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by twelve (for the years ended December 31, 1995 and 1996) , by six (for the six months ended June 30, 1997), or by nine (for the nine months ended September 30, 1997).

RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1996 AND 1997

         The Group continued to experience increases in its subscribers, revenues and expenses during the nine-month period ended September 30, 1997. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 55,792 homes (12.3%) and homes activated increased by 105,728 (30.4%) from December 31, 1996 to September 30, 1997. During the nine months ended September 30, 1997, the Company intentionally slowed the pace of civils construction to reduce the gap between homes passed by civils construction and homes activated. In addition, during the early part of the year the pace of civils construction was affected by the phase out of one of the Company's largest civils contractors, which went into liquidation. The Group has continued to focus on its milestone obligations, which are measured in terms of homes activated. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at September 30, 1997 except for its milestone obligations in its Lincoln franchise which it met in October 1997 and its Grimsby franchise where it fell 3,088 homes short of the franchise milestone. The Group anticipates that it will meet the September 30, 1997 milestone obligations for Grimsby during the last quarter of 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group does not expect to meet its current LDL milestones in six of the seven LDL franchises at the end of 1997 although construction has commenced in four of the seven LDL franchises. The Group has commenced negotiations with the Independent Television Commission to modify its milestone obligations.

         In addition, in order to improve the management and quality of the residential sales force, in February 1997 the Company terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales people. Prior to this reorganization, the sales force comprised approximately 150 residential sales people who were employed by the independent contractors that the Group paid on a full commission basis. The Group now employs residential sales people directly and pays them on the basis of a salary plus sales commission. At September 30, 1997, the Company employed approximately 160 residential sales people, including some former contracted sales people who were hired by the Company in accordance with its employment criteria following interviews. All of these sales people have now undergone a training process which has promoted their long-term effectiveness but which delayed their productivity in the short term. The reorganization delayed the progress of marketing and affected penetration in the areas being marketed during this transitional period. Penetration has also been negatively impacted during 1997 by increased competitive activity in particular from BT, Ionica, Cable and Wireless Communications and BSkyB. At September 30, 1997, residential telephone line penetration was 38.5% and cable television penetration was 20.1% from 41.4% and 23.5%, respectively, at December 31, 1996. Penetration rates for residential telephone and cable television were 41.4% and 23.1% at September 30, 1996.

    REVENUE

         For the three months ended September 30, 1997, total revenues were (pound)15.4 million, a 68% increase over total revenues of (pound)9.2 million for the comparable period in 1996. For the nine months ended September 30, 1997 total revenues were (pound)42.6 million, a 61% increase over total revenues of (pound)26.4 million for the comparable period in 1996. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         As a result of entering into revised interconnect agreements with BT which will apply retroactively, the Company will receive outgoing interconnect charge rebates relating to all periods prior to December 31, 1996 and must pay incoming termination rebates relating to the period from April 1, 1995 to December 31, 1996. Based on interim rates for the period from January 1, 1997, no rebates will be due from or payable to BT for the nine-month period to September 30, 1997. The rebates that will be paid to BT relating to the incoming termination element amount to an estimated (pound)1,351,000 based on final rates for the twelve month period from April 1, 1995 and interim rates for the nine-month period from April 1, 1996. This amount has been provided by reducing residential telephone and business telecommunications revenues in 1996 by (pound)776,000 and (pound)575,000, respectively, of which (pound)149,000 and (pound)84,000, respectively, relates to the three month period ended September 30, 1996 and (pound)523,000 and (pound)356,000, respectively, relates to the nine-month period ended September 30, 1996. The total amount of rebates to be received by the Company will be determined by the parties once BT has furnished to the Company a proposed calculation and supporting data and OFTEL has determined the final rates applicable for the period from April 1, 1996. The Company has estimated that the amount of the rebate due to the Company from BT will exceed the amount of the rebates to be provided by the Company to BT. Pending final determination of rebates, the Company has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized. Accordingly, a reduction in telephone expenses of (pound)1,351,000 has been recorded in 1996 of which (pound)233,000 relates to the three month period ended September 30, 1996 and (pound)879,000 relates to the nine-month period ended September 30, 1996.

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

         Business Telecommunications. Business telecommunications revenues were (pound)3.7 million and (pound)10.2 million for the three and nine-month periods ended September 30, 1997 compared to (pound)2.1 million and (pound)7.2 million, respectively(pro-forma (pound)2.5 million and (pound)7.2 million, respectively) for the comparable period in 1996, representing increases of 75% and 42%, respectively (50% and 42%, respectively, on a pro-forma basis). The growth in reported revenues is due primarily to an increase in the number of business lines installed from 17,261 at September 30, 1996 to 25,405 at September 30, 1997, an increase of 47%. The growth in the number of business lines was partially offset by lower monthly revenue per line. The monthly revenue per line decreased from (pound)53.15 in the nine months to September 30, 1996 ((pound)53.34 on a pro-forma basis) to (pound)46.80 in the comparable period in 1997. This decline was due to a combination of (i) the Group's success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (the Company operated 11,079 Centrex lines at September 30, 1997 compared to 6,612 Centrex lines at September 30, 1996 representing 43.6% and 38.3% of the total number of business lines at those dates, respectively), (ii) a reduction in certain tariffs in response to price reductions by competitors, including BT, the Group's principal competitor for business telecommunications services which reduced in each of June 1996 and May 1997 its prices by an average of about 10% for most of its business customers and made smaller price reductions at other times during 1996 and 1997, and (iii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls. Monthly revenue per line has remained relatively stable over the past 15 months. The Company may lower prices in the future if considered appropriate for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)7.5 million and (pound)20.5 million in the three and nine-month periods, respectively, to September 30, 1997 compared to (pound)4.5 million and (pound)12.4 million, respectively, ((pound)4.8 million and (pound)12.4 million, respectively, on a pro-forma basis) for the comparable periods in 1996, an increase of 65% and 64%, respectively, (57% and 65%, respectively, on a pro-forma basis). The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 89,954 at September 30, 1996 to 136,925 at September 30, 1997, representing an increase of 52%. The number of residential telephone lines increased by 13,972 during the three months to September 30, 1997, as compared to an increase of 11,072 during the three months to June 30, 1997. Monthly revenue per line was (pound)17.47 and (pound)18.78 (pro-forma (pound)18.46 and (pound)18.73) in the three and nine-month periods, respectively, to September 30, 1996 and (pound)18.80 and (pound)18.74 in the comparable periods, respectively, in 1997. Overall tariffs were reduced for subscribers in the Leicester franchise in July 1996 to conform tariffs for all the Group's subscribers together with additional call tariff reductions in late 1996 and during the nine months to September 30, 1997. These call tariff reductions were partly offset by increases in line rental charges in January 1997. The Company will continue to review and adjust its tariffs to maintain price competitiveness. The churn rate (annualized) was 17.0% for the three months to September 30, 1997 compared to 17.5% for the three months to June 30, 1997. The churn rate (annualized) was 17.5% for the first nine months of 1997 (22.2% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to 20.7% in the comparable period in 1996. The increase in churn from 20.7% in the first nine months of 1996 to 22.2% in the comparable period in 1997 is attributable in part to a stricter disconnect policy for certain customers and ongoing efforts by BT aimed at regaining former customers.

         Cable Television. Cable television revenues increased from (pound)2.5 million and (pound)6.8 million in the three and nine-month periods to September 30, 1996, respectively, to (pound)4.2 million and (pound)11.9 million in the comparable periods in 1997, representing increases of 68% and 75%, respectively. This growth in cable television revenue was primarily due to a combination of increases in the number of cable television subscribers and average revenue per subscriber. The number of cable television subscribers rose from 50,181 at September 30, 1996 to 71,435 at September 30, 1997, an increase of 42%. In the three months to September 30, 1997, the Group gained 7,793 net new subscribers, as compared to 3,634 net new subscribers in the three months to June 30, 1997. Average monthly revenue per subscriber increased from (pound)17.07 and (pound)17.97, respectively, for the three and nine-month periods ended September 30, 1996 to (pound)19.17 and (pound)19.75, respectively, for the comparable periods in 1997. The increase in average revenue per subscriber was primarily due to increases in cable television pricing offset in part by lower premium pay channel penetration in the nine months to September 30, 1997 compared to the same period in 1996.

         The Group's annualized churn was 29.7% in the three months to September 30, 1997 compared to 37.8% in the three months to June 30, 1997 and 46.8% in the three months to March 31, 1997 (33.9%, 41.5% and 49.7%, respectively, before taking into account the new adjustments described above in Note 7 to the Selected Operating Data), as compared to 45.2%, 38.1% and 36.6% in the three months to September 30, 1996, the three months to June 30, 1996, and the three months to March 31, 1996, respectively. The Group's annualized churn was 37.7% for the nine months to September 30, 1997 (41.4% before taking into account the new adjustments described above in Note 7 to the Selected Operating Data) as compared to 40.4% in the comparable period in 1996. The Company believes that the high churn in the first half of 1997 was due in part to the continuing effect of increases in the fourth quarter of

1996 in premium channel subscription rates which led certain longer-term customers who had previously benefitted from grandfathered rates, to disconnect service, the effect of an increase in the basic subscription prices, additional price increases resulting from the Company passing on to its customers a new BSkyB charge for Sky Sports 3 (which BSkyB provided to its own sports subscribers at no additional charge) and other aggressive promotional activity of BSkyB, as well as to the application of a stricter disconnect policy relating to non-payment. With the aim of reducing churn among new subscribers, the Company now requires the payment of an installation fee in connection with the subscription for new residential services. The Company has introduced other policies to reduce its churn which have also contributed to the reducing trend in churn during 1997, including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.


    OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis, and Global One increased from (pound)1.9 million for the three month period ended September 30, 1996 to (pound)3.2 million in the comparable period in 1997, and from (pound)7.8 million in the nine-month period ended September 30, 1996 to (pound)8.7 million in the comparable period in 1997. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been (pound)2.7 million and (pound)8.1 million in the three and nine-month periods, respectively, to September 30, 1996. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 37% and 41% on a pro-forma basis in the three and nine-month periods, respectively, to September 30, 1996 to 28% in the comparable periods in 1997 due primarily to reduced interconnect charges paid to these operators.

         Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from (pound)1.5 million in the three months to September 30, 1996 to (pound)2.4 million in the comparable period in 1997, a 61% increase, and from (pound)4.0 million for the nine-month period to September 30, 1996 to (pound)6.9 million in the comparable period in 1997, a 71% increase.

         As a percentage of cable television revenues, these direct costs were 59% and 60% for the three and nine-month periods, respectively, to September 30, 1996, and were 57% and 58% for the three and nine-month periods to September 30, 1997, respectively.

         Selling, general and administrative expenses increased by 29% from the three months to September 30, 1996 to the comparable period in 1997 and by 23% from the nine months to September 30, 1996 to the comparable period in 1997. The increases were due to higher administration costs associated with the expansion of the Company's business.

         Depreciation and amortization expenses increased by 23% from the three month period to September 30, 1996 to the comparable period in 1997 and by 30% from the nine-month period to September 30, 1996 to the comparable period in 1997. This increase was attributable to the increasing size of the Company's network.


    INTEREST INCOME/EXPENSE

         Interest expense was (pound)10.6 million and (pound)15.9 million for the three months to September 30, 1996 and three months to September 30, 1997, respectively, and (pound)30.7 million and (pound)43.1 million for the nine months to September 30, 1996 and nine months to September 30, 1997, respectively. The increase from 1996 to 1997 is due primarily to the accretion of the discount on the Senior Notes of (pound)14.8 million during the third quarter of 1997 and (pound)39.9 million during the first nine months of 1997 compared to (pound)9.8 million and (pound)28.9 million, respectively, in the comparable periods in 1996. Interest expense includes other interest of (pound)0.4 million and (pound)0.8 million in the three month periods ended September 30, 1997 and September 30, 1996 respectively, and (pound)1.4 million and (pound)1.8 million in the first nine months of 1997 and the first nine months of 1996 respectively. In addition, amortization of debt financing costs was (pound)0.6 million in the three-month period ended September 30, 1997 and (pound)1.8 million in the first nine months of 1997. Interest received in the three month period ended September 30, 1997 was (pound)1.9 million and (pound)4.8 million in the nine-month period ended September 30, 1997, through temporary investment of the proceeds of the 1997 Senior Notes.


    FOREIGN EXCHANGE

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1996, the Group recognized a net foreign exchange gain of (pound)31.0 million primarily due to the unrealized gain on translation of its liability on the Senior Notes. During the nine months ended September 30, 1997, the Group recorded a net foreign exchange loss of (pound)22.2 million primarily due to the unrealized loss on translation of its liability on the Senior Notes.

    GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS

         Unrealized gains on derivative financial instruments of (pound)2.9 million in the nine months to September 30, 1997 consist of a gain of (pound)3.1 million on the mark-to-market valuation of two foreign exchange forward contracts (referred to below), partly offset by a loss of (pound)0.2 million on the mark-to-market valuation of an interest rate swap commitment.

         The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (pound)200 million at a rate of $1.6289 to (pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (pound)1.00. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (pound)3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1996, an unrealized loss of approximately (pound)8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Senior Notes and 1995 Senior Notes during the same period. During the first quarter of 1997, the Company has recorded a gain of approximately (pound)11.5 million on the two offsetting forward contracts, reflecting the reversal of an (pound)8.1 million loss referred to above and the approximately (pound)3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Senior Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1.00. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1.00. The Company has the opportunity to roll forward these contracts in order to cover specific dollar liabilities when they arise or to crystallize a profit at any stage thought appropriate. Therefore the accounting treatment of these contracts, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the statement of operations. Since the end of the third quarter, the pound sterling has appreciated against the U.S. dollar. At November 12, 1997, the Noon Buying Rate was $1.7035 = (pound)1.00. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company and the Group's ability to satisfy their obligations, including obligations under outstanding debt instruments, as they become due.

    NET LOSS

         As a result of the foregoing factors, Diamond had net losses of (pound)32.1 million in the three month period ended September 30, 1997, compared to a net loss of (pound)12.4 million recorded in the comparable period of 1996, and a loss of (pound)58.8 million for the nine-month period ended September 30, 1997 compared to a loss of (pound)41.7 million in the comparable period of 1996.

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


                                        DIAMOND CABLE COMMUNICATIONS PLC



Date: November 14, 1997                 By: /s/ Robert Goad
                                            Robert Goad
                                            (Chief Executive Officer)



Date: November 14, 1997                 By: /s/ Nicholas Millard
                                            Nicholas Millard
                                            (Chief Financial Officer)



Date: November 14, 1997                 By: /s/ Duncan Craig
                                            Duncan Craig
                                            (Chief Accounting Officer)