Form 10-K405
period 1997-12-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1998-03-20
CIK 929649

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

      (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

      For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

      For the transition period from ___________ to __________

      Commission file number: 33-83740



                       DIAMOND CABLE COMMUNICATIONS PLC
            (Exact name of registrant as specified in the charter)


                ENGLAND                                   NONE
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)


     DIAMOND PLAZA, DALESIDE ROAD,
      NOTTINGHAM NG2 3GG, ENGLAND                         NONE
(Address of Principal Executive Offices)               (Zip Code)


                             011-44-115-912-2242
             (Registrant's Telephone Number, Including Area Code)


Securities registered pursuant to Section 12(b) of the Act:  None

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
          -------------------                    ---------------------
                  NONE                                    NONE


Securities registered pursuant to Section 12(g) of the Act:  None

                                     NONE
                               (Title of Class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              ------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                                  INTRODUCTION

     Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of
(i) Diamond Cable Communications (UK) Limited ("DCL") (formerly Diamond Cable (Nottingham) Limited) and (ii) the group of companies comprising LCL (as defined below), in both cases through an intermediate holding company, Diamond Holdings plc ("Diamond Holdings"). In this Annual Report, except as the context may otherwise require, references to the Company refer to the Company and/or its predecessor, references to the "Group" refer to the Company and its subsidiaries, including as of September 27, 1995, LCL, and references to "Diamond" refer to the Company and its subsidiaries excluding LCL.

     The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of December 31, 1997, the Group's cable television and telecommunications network had passed by civils construction approximately 536,100 homes and an estimated 26,900 businesses, of which portions of the network passing approximately 508,800 homes and an estimated 24,900 businesses had been activated. As of that date, the Group also had approximately 157,200 residential telephone lines, 83,800 cable television customers and 27,100 business telephone lines. Through that date, pounds sterling 428 million had been invested (at original cost) in the construction of the network and related systems. For certain operating data as of December 31, 1997, see Item 1. "Business -- Certain Operating Data".

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

     This Annual Report contains certain forward-looking statements, identified as such, with respect to which the Company is seeking to utilize the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements are accompanied by, and should be read in conjunction with, an explanation of important factors that could cause actual results to differ materially from those in the forward-looking statements. Among other statements, statements regarding the Group's operational and financial goals and objectives, expectations regarding the construction of the Group's network and the marketing and acceptance of its services, including those under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" are forward looking in nature. Similarly, among other statements, statements regarding the effects of changes in the competitive environment and government regulation, including those under Item 1. "Business -- Competition" and "Business -- Milestones" and statements regarding the expected technological and managerial strains of continued growth, service enhancement and year 2000 information processing issues, including those under
Item 1. "Business -- Competition" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Information Systems -- Year 2000", are forward looking in nature. By their nature, forward-looking statements and forecasts involve risk and uncertainty because they relate to events and depend on circumstances that will occur in the future. There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements and forecasts. These factors include, among other things, changes in demand for the products and services of the Group, changes in the cost and availability of supplies to the Group, the rate and cost of the build out of the Group's network, technological changes, the impact of competition and changes in economic conditions in England.

     The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. References herein to "L.", "pounds sterling", "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars", "dollars", "$" or "c." are to the lawful currency of the United States. Merely for convenience, this Annual Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pound sterling amounts into U.S. dollars have been made at $1.6427 per pounds sterling 1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1997. See Item 6. "Selected Financial Data -- Exchange Rates" for information regarding the Noon Buying Rate for the past five fiscal years. On March 18, 1997 the Noon Buying Rate was $1.6711 per pounds sterling 1.00.

                                     PART I

ITEM 1. BUSINESS

     The Group offers three basic services over its network infrastructure: (i) residential telephone services allowing customers to place and receive local, national and international calls and to use additional services such as three-way conference calling, voicemail, call waiting, call forward, call barring and Internet access, (ii) business telecommunications services which include services similar to those provided to residential customers as well as advanced telecommunications services such as Centrex (which provides businesses, including those with multiple sites, with virtual PABX and network services), direct dialing inward (DDI), high speed data services and private circuits, and (iii) cable television services offering more than 50 channels including movies, sports, news and information, music, children's programming and general entertainment. See "-- Business Telecommunications and Residential Telephone" and "-- Cable Television".

CERTAIN OPERATING DATA

     The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1995, 1996 and 1997. The operating data at and for the year ended December 31, 1995 reflects the acquisition of LCL on a pro-forma basis as if it had been completed at the beginning of 1995.


                                                        DECEMBER 31,
                                               -------------------------------
                                               1995(1)       1996        1997
                                               -------     -------     -------

Homes passed by civils construction(2) .       281,311     453,496     536,110
Homes activated(3) . . . . . . . . . . .       157,906     347,246     508,801
Homes marketed(4). . . . . . . . . . . .       126,607     252,601     405,787
Student service rooms marketed (5) . . .             -           -       1,805
BUSINESS TELECOMMUNICATIONS
Business customers accounts. . . . . . .         2,399       3,935       5,723
Business lines connected . . . . . . . .         9,879      18,932      27,124
Private circuits(6). . . . . . . . . . .           161         226         258
Average lines per business account(7). .           4.1         4.8         4.7
Average monthly revenue per line(8)(9) .       L.70.23     L.50.17     L.46.26
Pro-forma average monthly revenue
  per line(9). . . . . . . . . . . . . .       L.67.70     L.51.25     L.46.26
RESIDENTIAL TELEPHONE(5)
Residential lines connected. . . . . . .        52,698     104,460     157,171
Penetration rate of homes marketed(10) .         41.6%       41.4%       38.6%
Average monthly revenue per
  line(9)(11). . . . . . . . . . . . . .       L.19.88     L.18.40     L.18.75
Pro-forma average monthly revenue
  per line(9). . . . . . . . . . . . . .       L.19.22     L.18.64     L.18.75
Churn(12)(13). . . . . . . . . . . . . .         15.0%       20.6%       16.3%
CABLE TELEVISION
Basic service subscribers. . . . . . . .        30,749      59,242      83,793
Penetration rate of homes marketed(14) .         24.3%       23.5%       20.6%
Average monthly revenue per
  subscriber(15) . . . . . . . . . . . .       L.17.62     L.18.03     L.19.84
Churn(12)(13). . . . . . . . . . . . . .         33.8%       40.9%       32.7%


(1) Information for 1995 is pro-forma combined information including both Diamond and LCL as if LCL had been acquired on January 1, 1995.

(2) Homes passed by civils construction is the number of homes (excluding student services rooms) that have had ducting buried outside.

(3) Homes activated is the number of homes (excluding student services rooms) that are capable of receiving cable service without further extension of transmission lines, apart from the final connection to the home.

(4) Homes marketed is the number of homes activated (excluding student services rooms) for which the initial marketing phase (including door-to-door direct marketing) has been completed.

(5) During 1997 the Group began to provide telephone services and internet access to students at a number of large educational establishments in its franchise area. Academic terms make this business seasonal in nature. In order to fairly present the results, the Company has adopted the following policy: (i) rental revenue is recognized evenly over a full twelve month period (or the balance of the period to the start of the next academic year if shorter), (ii) call revenue is recognised in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, (iii) a student services line is recognised as the equivalent of 3/4 of a residential line, (iv) each student room at which service is available is treated as a home marketed and incorporated in the calculation of residential telephone penetration and, (v) any net decrease in the number of students taking the service between one academic year and another is ignored for the purposes of calculating residential telephone churn.

(6) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(7) Average lines per business account is calculated by dividing the number of business lines connected on the given date by the number of business customer accounts on such date.

(8) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by twelve.

(9) The calculation of the average monthly revenue per line (for both residential telephone and business telecommunication revenues) for the year to December 31, 1996 reflects the reduction in revenues stemming from rebates to BT on incoming termination revenues relating in part to 1995 but recorded in full against revenues in 1996. The rebates were calculated in accordance with revised interconnect agreements with BT that were made effective retroactively from April 1995. The pro-forma average monthly revenue per line (for both residential telephone and business telecommunications revenues) gives effect to the revised interconnect agreements as if they had been in effect from April 1995 and allocates to each period the portion of the rebates that relates to such period.

(10) Penetration rate of homes marketed is calculated by dividing the number of residential lines, including student services lines recognized at the equivalent of 3/4 of a residential line, connected on the given date by the total number of homes marketed and student services rooms marketed as of such date, expressed as a percentage.

(11) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by twelve. Call revenue from student services lines is recognized in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, with each student services line recognized as the equivalent of 3/4 of a residential line.

(12) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). The calculation of churn excludes student services lines.

(13) Since the beginning of 1997, the Group's reported churn has excluded from net disconnected accounts subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. Previously, these subscribers were not identified under the Group's information system and were therefore reported in the churn calculation as disconnected accounts. If churn for the year ended December 31, 1997 was calculated on the basis used in periods prior to 1997, annualized churn would have been 21.3% and 36.9% for residential telephone and cable television, respectively. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if churn for prior periods were restated.

(14) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television on the given date by the total number of homes marketed as of such date, expressed as a percentage.

(15) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by twelve.


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

     Fundamental changes in the U.K. regulatory framework in 1990 and 1991, combined with increased availability of programming, have resulted in significant investment in the cable industry since that time. In 1991, the Secretary of State completed the liberalization review of the U.K. telecommunications market (the "Duopoly Review"), which resulted in major policy changes designed, among other things, to foster competition in the local telephone loop, where BT held almost all of the market share. Pursuant to such policy changes (i) new entrants (including foreign companies) could apply to the government to operate new telecommunications networks over fixed links,
(ii) cable operators were permitted to provide voice telephony services and to switch their own telephone customers' calls, instead of acting as agents of BT or Mercury, and (iii) cable operators were permitted to form expanded telecommunications networks by interconnecting their systems with one another. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Duopoly Review" and " -- Certain Regulatory Matters -- Cable Telecommunications -- Interconnect Arrangements".

     To further encourage cable companies to construct cable television and telephone networks, U.K. government policy, which was introduced by the Conservative government that was in office until May 1, 1997, restricts the ability of BT and CWC to use their telephone networks for conveying broadcast entertainment to homes in cable franchise areas until at least 1998. The Labour government which took office after May 1, 1997 has stated its intention to review this policy and is expected to publish its proposals shortly. U.K. regulatory policy has also been to award only a single cable television license for each franchise area. As a result of these government policies, cable operators currently hold the only licenses to provide both cable television and telecommunications services within their franchises. By operating a single fiber-optic network infrastructure to provide both cable television and telecommunications services, the cable operators can achieve significant economies in designing, constructing, marketing and operating their networks. BT cannot offer broadcast entertainment on its dedicated telecommunications network and achieve similar economies of scope in existing cable franchise areas, and BT has stated that these government policies have limited its ability to develop and implement a national fiber-optic local access network in the U.K. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Restrictions on National PTOs".

     Further, the extensive use of fiber optics and digital switches, the use of synchronous digital hierarchy ("SDH") and other advanced technologies, have enabled cable operators to offer advanced telecommunications services. In addition, the availability of programming has increased and improved substantially since the 1980s. As a result of the foregoing factors, significant investment in U.K. cable television followed the conclusion of the Duopoly Review. In particular, several North American cable operators and telephone companies initiated significant investment in the U.K. cable industry. In addition, cable companies in the U.K. began to access capital markets to finance construction. The U.K. cable industry has also continued to consolidate as evidenced by the 1995 merger of SBC CableComms and TeleWest Communications plc, the 1997 merger of NYNEX CableComms Group plc, Videotron Holdings Plc, Mercury and Bell Cablemedia plc and the proposed merger of NTL and Comcast UK.

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

     Switching its own traffic enables the Group to offer a wider range of services than would otherwise be possible, to monitor usage and manage doubtful accounts, to gather information about customer calling patterns and use this information in its marketing programs, and to structure rates and discount programs accordingly. As part of the Group's strategy of increasing the volume of calls switched locally and minimizing interconnect charges payable to BT, CWC and other telecommunications providers, the Group has from time to time discussed with other cable operators the development of inter-franchise telephone networks. However, no assurance can be given as to whether or when any such inter-franchise networks will be developed.

     BUSINESS TELECOMMUNICATIONS

     The Group has achieved its share of the business telecommunications market in the areas which its network has passed by providing high-quality services at competitive prices. The Group had 5,723 business telecommunications customer accounts at December 31, 1997, including connections to a number of important corporate and governmental entities such as The Boots Company, Imperial Tobacco, Experian, the Nottinghamshire County Council, the Nottingham City Council, Leicestershire County Council, Leicester City Council, Ashfield District Council, North East Lincolnshire District Council, Lincoln County Council, the Nottinghamshire Constabulary, the Leicestershire Constabulary and the Lincolnshire Constabulary, the U.K. Inland Revenue national headquarters and their main sites in Leicester, Nottingham, Lincoln and Mansfield, the Nottingham Health Care N.H.S. Trust, the Nottingham City Hospital N.H.S. Trust, Grantham Hospital, Lincoln Hospital N.H.S. Trust, the University of Nottingham, Nottingham Trent University, Leicester University, Lincoln University, BBC Radio Nottingham, Radio Trent, the Nottingham Building Society, Vision Express Group, Knoll Pharmaceuticals, Pedigree Pet Foods, the Northcliff Newspaper Group (four regional newspapers including Nottingham's Evening Post and the

Leicester Mercury) and the Mansfield Chad Newspaper.

     The focus of the business marketing effort in the Group's franchise areas has been to attract large and medium-sized corporate and governmental customers, which generate high volumes of traffic and revenue. At December 31, 1997, the Group provided 27,124 business lines to its 5,723 business accounts giving the Group an average of approximately 4.7 lines per business account. In many cases these customers have transferred all or a portion of their telephone lines to the Group's service from those of the Group's principal competitors. A number of these customers have been specifically targeted, and in some cases the network has been built out to pass these customers. The Group plans to continue this strategy of focusing a portion of the Group's network build and marketing effort on town centers and industrial estates in its other franchise areas in order to capitalize on business telecommunications opportunities. The Group believes that its success in attracting these important customers has fostered a positive image in the community and enhanced the Group's credibility with other business customers.

     The Group currently offers a range of special business services, including:

   -- Custom Calling Features. The Group offers business customers three-way conference calling and fully itemized and analyzed monthly billing at no extra fee. At an extra charge, the Group provides services similar to those offered to residential customers including call waiting, call barring, call forward and alarm calls. Additionally, billing data on high density 3.5" floppy disks and CD ROM is made available to customers.

   -- Centrex. Centrex allows the customer to use the facilities of the Group's central exchange instead of purchasing its own telephone systems, and allows the customer to link geographically separated sites within the Group's network with common numbering, features and facilities. Centrex offers significant advantages over networking private telephone systems including reduced call charges and can include data calls using ISDN instead of point-to-point data circuits.

   -- DDI (Direct Dialing Inward). Direct Dialing Inward offers multiple unique numbers at a customer's premises via a smaller number of access lines.

   -- Private Circuits. Private (leased) circuits permit the customer to rent a circuit between two points, for example between two office buildings, at fixed rates. This permits the rapid exchange of data between customer owned computers or exchanges without passing through the public network. The customer can choose from among different circuit capacities, such as multiples of 64 KBit/s for low speed applications, and 2, 8, 34, 50, 100 and 155 Mbit/s speeds for other computer, moving image, multiplexed voice and other high capacity data applications such as main frame computer lines, video conferencing and wide area networks (WANs) between local offices.

   -- Digital Services. The Group offers digital connection to the public network using DASS2 (Digital Access Signaling System) and Q931 (European specification). The Group offers Primary Rate ISDN (30 x 64 Kbit/s channels) for voice and data, or Basic Rate ISDN offering 2 channels of 64 Kbit/s and a 16 Kbit/s overhead which the Group is planning to use for "D" channel services (i.e. telemetry, alarm circuits etc.). The network allows transparency for DPNSS (Digital Private Network Signaling System) where customers are linking privately owned telephony systems over the public network.

   -- Caller ID. Caller identification allows the customer to identify the origin of the inbound call, which is essential for the successful operation of computer telephony integration.

   -- Calling Cards. The Group currently offers pre-paid disposable and rechargeable calling cards, which enable cardholders to make calls from any telephone and debit the cost of the call from the credit available on their calling card. The Group offers this service to hospital staff and patients as a co-branded service with the Queen's Medical Centre in Nottingham and to students at the University of Nottingham and

        Leicester University, where the Group is installing private telephones in over 8,000 student rooms.

   -- Voicemail Services. The Group has recently launched its residential voicemail service and its business voicemail service is now in place and undergoing customer trials in advance of an expected commercial launch in the first quarter of 1998.

   -- Internet Service. The Group offers three alternative forms of connection (analog dial-up, 64 Kbit/s ISDN and 64 Kbit/s or 2 Mbit/s fixed) to its Internet service, known as Diamond Cable Online. The Group also offers web space on its server, so it can offer customers their own home page. It also offers backbone service capacity for a number of Internet service providers, and for EMNET (the East Midlands Network) a European-funded organization which seeks to bring the benefits of commercial services on the Internet to the small and medium-size enterprises (SME's) in the region.

   -- Managed Data Network Services. Customers can either manage their own data networks by buying leased circuits from the Group or ask the Group to manage their network connections. The Group currently offers a managed frame relay-based service, which uses a transmission technology designed to provide a flexible bandwidth in accordance with the customer's need. Frame relay is primarily designed for LAN/WAN interconnect between speeds of 64 Kbit/s and 45 Mbit/s.

   -- Closed Circuit Television. The Group supplies leased private circuits to local authorities to support the provision of closed circuit television services in the region.

   -- Automatic Call Distribution ("ACD"). The Group offers enhanced voice managed services including ACD, where the customer can utilize the functionality of the Group's switches to queue and manage its inbound calls, thereby creating a call center, with visual and statistical reporting capabilities.

     The Group is evaluating a range of intelligent network platforms to form the basis of an expanded value-added service portfolio, including freecall numbers, enhanced number portability, personal numbering, premium rate numbers and enhanced pre-paid calling card facilities. The same platform could offer an authentication gateway, televoting facilities, local call numbers, customized announcements, foreign language announcements and split charging.

     The Group plans to offer in the future additional transmission technology services suitable for managing data transfer at high speeds, such as asynchronous transfer mode ("ATM") and switched megabit data services ("SMDS").

     In the business telecommunications area, the Group generally competes primarily on the basis of the quality of services and to a lesser extent on price, although the Group believes that its charges for services to business customers are competitive with those of BT, CWC and other operators.

     The Group believes it has achieved favorable penetration in the business telecommunications market due to three factors. First, the Group's strategy in business telecommunications is to target large and medium-sized corporate and governmental customers, which generate the most revenue, and the Group has given priority to building out its network to such customers. Second, the Group's fiber-optic network infrastructure provides customers with several advantages including superior service reliability (due to the self-healing loop architecture), greater system capacity and the ability to provide an extensive range of digital services. Third, the Group provides a high level of customer service including custom-tailored network services and frequent communication with major customers. The Group believes that this combination of quality service and attractive rates has enabled the Group to achieve a substantial share of the market of large and medium-sized business telecommunications customers in the areas it has marketed.

     Telephone customers changing to the Group historically have had to change their telephone numbers. As a result certain business customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, the Group has provided its business customers with the opportunity to use its telephone service for their outgoing telephone calls, which carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls. For a description of certain developments relating to number portability, see "-- Competition -- Business Telecommunications" and " -- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability".

     RESIDENTIAL TELEPHONE

     The Group had residential telephone line penetration of 38.6% of homes marketed at December 31, 1997. The Group believes it is achieving this residential telephone penetration rate due to (i) Diamond's well-recognized brand name and (ii) the Group's competitive rates (including free voice calls between the Group's residential customers in the same local and adjacent calling areas during off-peak evening and weekend hours). In the residential telephone area, the Group generally competes on the following basis:

     Reliability. The Group's fiber-optic network infrastructure provides reliable, high-quality transmission across a modern network. In addition, the Group believes that its early concentration on attracting prominent business and governmental customers has enhanced its credibility with residential customers.

     Special Services. By switching its own traffic, the Group is able to offer a variety of special services to residential customers. Fully itemized monthly billing is provided to all customers at no extra fee. The Group provides three-way conference calling free of charge to most residential customers in order to stimulate additional call and/or termination charges. Additional "Custom Calling Features" offered by the Group for an extra charge include: call waiting, call barring (prevents unauthorized outgoing or incoming calls), call diversion (i.e., call forward) and voicemail. The Group's network architecture provides a flexible platform for the Group to offer additional telephony services as they become available in the future.

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

     Free Evening and Weekend Voice Calls. The Group allows free voice calls between the Group's residential customers and by the Group's residential customers to the Group's business customers located within the same local and adjacent calling areas during off-peak evening and weekend hours. The incremental cost of these calls to the Group is negligible because they do not require interconnection with another operator. The Group believes that this service has encouraged its customers to recommend its services to other potential customers, particularly friends and family members, and is believed by the Group to increase calling traffic generally. The Group believes this word-of-mouth marketing reinforces its well-recognized brand name.

     The Group regularly evaluates its pricing strategy and intends to remain price competitive in its residential telephone business. The Group believes competitive pricing is particularly important initially as it introduces services and seeks to gain market share. However, over time the Group expects new products and customer service to become a more important component of its marketing strategy.

     The Group operates an Internet access service, Diamond Cable Online, in its operating area. This service, available to both Group telephone customers and others, is the result of an alliance with Cable Online Ltd., a subsidiary of NTL Ltd., and provides users with access to the Internet and World Wide Web. The Group also offers expanded Internet services, including ISDN and leased line connections.

CABLE TELEVISION

     PROGRAMMING

     The Group currently offers a wide range of cable television programming, including satellite and broadcast channels, tape delivered channels and FM radio. This range includes more than 50 television channels, many of which are available 24 hours a day. Local programming is provided only on a limited basis and may be offered on a larger scale in the future. In addition, the Group has carried pay-per-view events and launched in March 1998, together with several partners, a four channel movie pay-per-view service.

     The Group believes that the availability of a wide variety of quality programming is one of the most important factors influencing a consumer's decision to subscribe for and retain cable television service. Consequently, the Group devotes considerable resources to obtaining access to a wide range of programming that it believes will be appealing to both existing and potential customers of its basic and premium services. The Group may from time to time pursue investments in programming providers.

     The following sets forth the television programming currently offered by the Group (giving effect to programming changes scheduled to take effect through March 31, 1998).



PROGRAMMING                                              DESCRIPTION
-----------                                              -----------

NEWS AND INFORMATION
CNN International                                        24-hour international news service
Parliamentary Channel                                    Live coverage of the U.K. Parliament
Channel Guide                                            Summary of programming schedule
Preview Channel                                          Sampling of all cable channels
Diamond Vision/Cable 7                                   Local programming
BBC News 24                                              24-hour news services

GENERAL INTEREST
BBC1                                                     U.K. terrestrial television
BBC2                                                     U.K. terrestrial television
ITV                                                      U.K. terrestrial television
Channel 4                                                U.K. terrestrial television
Channel 5                                                U.K. terrestrial television
Bravo                                                    Films and television series
Trouble                                                  Television series
NBC Europe                                               U.S. and world news and entertainment
QVC -- The Shopping Channel                              Home shopping
Sky One(1)                                               Drama, films and serials
Discovery Channel                                        Science and education programming
The Challenge Channel                                    Game show programming
Discovery Home & Leisure                                 Education and documentary programming
The History Channel                                      History programming
Travel Channel                                           Travel programming
U.K. Gold                                                Classic U.K. television programming
Live TV                                                  24 hour U.K. entertainment and news
The Sci-Fi Channel                                       Science fiction programming
Christian Channel                                        Religious programming
Carlton Select                                           Classic U.K. Television programming
Carlton Food Network                                     Food programming
Granada Plus                                             Classic U.K. Television programming
Granada Men and Motors                                   Male oriented programming
Paramount Comedy Channel                                 Situation comedy programming
Granada Good Life                                        Health, shopping and gardening programming


PROGRAMMING                                              DESCRIPTION
-----------                                              -----------

MOVIES
TNT                                                      Classic movies
Sky Movies Screen1(1)(2)                                 24-hour feature movies
Sky Movies Screen2(1)(2)                                 24-hour feature movies
Sky Movies Gold(1)(2)                                    Classic movies
HVC(2)                                                   Cult thriller movies
The Adult Channel(2)                                     Adult entertainment
TVX, the Fantasy Channel(2)                              Adult entertainment

CHILDREN
The Disney Channel(1)(2)                                 Children's entertainment
Cartoon Network                                          Children's cartoons
Nickelodeon                                              Children's entertainment

MUSIC
VH-1                                                     Music videos
MTV Europe                                               Music videos
Performance                                              Classical music and opera
The Box                                                  Music videos selected by customer requests
Landscape                                                Classical music accompanying scenic videos

SPORTS
Eurosport                                                International sporting events
Sky Sports1(1)(2)                                        U.K. and international sports
Sky Sports2(1)(2)                                        U.K. and international sports
Sky Sports3(1)(2)                                        U.K. and international sports

INTERNATIONAL
Zee TV(2)                                                Asian sub-continent related programming
Asia NET                                                 Asian programming
Namaste                                                  Asian programming
ATM                                                      Asian programming
SET Asia (2)                                             Asian programming
SAT 1                                                    German language programming
TV5                                                      French language programming
CNE                                                      Chinese news and entertainment

_____________
(1)  Programming acquired from BSkyB and governed by the BSkyB rate card.
(2) These services are offered for an additional charge or upon subscribing to other services requiring an additional charge.
(3) Some programming shares a single channel. The group currently has analog capacity for at least 54 channels, including channels reserved for the Group's pay-per-view movie service, Front Row.

     The Group believes that an important factor influencing a consumer's decision to subscribe for and retain cable services is the consumer's ability to choose and pay for only those channels the consumer desires. The Group is constrained in its ability to offer a wider range of channel packages due to requirements imposed by programming suppliers to provide certain channels to all or a significant percentage of customers if provided to any. The Group has negotiated with certain suppliers reductions in these requirements which have provided the Group greater flexibility in designing the packages of channels it can offer consumers in certain franchise areas.

     The Group currently charges pounds sterling 13.99 per month (after a pounds sterling 1 direct debit discount) for its basic cable television service (which consists of approximately 50 programs and one converter box that provides cable service to one television) and offers additional premium pay services. In two of its franchise areas, Nottingham and Mansfield, the Group has introduced a "Connect Pack", an entry-level package of 11 channels of television plus telephone line rental for pounds sterling 12.98 (pounds sterling 5.99 for cable television and pounds sterling 6.99 for telephone line rental). This package, which does not include access to premium channels, is aimed at the Group's large base of telephone-only customers as well as first time customers to multichannel television. In these franchise areas, the Group also offers its Variety Pack, which consists of 23 channels and is offered for pounds sterling 9.99 per month (after a pounds sterling 1 per month direct debit discount). This package provides customers access to premium channels without having to purchase a full basic package. The Group also believes that these programming packages encourage existing customers to remain as cable television customers by providing a less costly alternative to a full programming package. The Group's ability to offer these packages is limited by the minimum percentage of customers to which the Group is obliged to offer a channel. In some areas, the Group is now approaching these negotiated limits, and, once those limits are reached, will only be able to offer these packages to additional customers by renegotiating the limits or increasing its customer base.

     As part of its efforts to reduce churn, the Group has instituted a pounds sterling 9.95 installation charge for cable service. Generally, there is no charge to the customer for service or repair of the cable television network or customer premises equipment.

     The Group obtains much of its programming from suppliers pursuant to informal arrangements that are typically contemplated to run from three to five years. The arrangements generally provide for payments by the Group based on the number of customers subscribing to the service. Some programming, such as that provided by the BBC and other terrestrial broadcasters, is provided to the Group without charge.

     PAY PER VIEW

     DCL is a shareholder of Front Row Limited ("Front Row"), a joint venture with Telewest plc, General Cable plc and NTL, which launched a four-channel pay-per-view service in March 1998. The joint venture has secured contracts with several of the major Hollywood studios to provide movies for the pay-per-view service and is in discussions with other studios regarding additional contracts. This service will enable customers to order specific feature films on a per viewing basis for an additional charge of pounds sterling
2.99 per viewing. Films will be available on a pay-per-view basis before they become available on terrestrial television or any subscription movie channel but approximately three months after their release in the video rental market.

     BSKYB PROGRAMMING

     British Sky Broadcasting Group plc and its wholly-owned subsidiary British Sky Broadcasting Limited (collectively, "BSkyB") currently provide the Group with 11 channels on a non-exclusive basis and also offers this programming (together with additional programming) directly to its DTH satellite customers, in competition with the Group and other cable operators. The Group intends to reduce the number of BSkyB channels it offers from eleven to eight, including dropping Sky News, by March 31, 1998. BSkyB is the leading supplier of cable programming in the U.K. and the exclusive supplier of certain programming. Its programming is generally popular in the U.K. and is important in terms of attracting and retaining cable television customers. In the absence of more alternative programming sources, BSkyB may be able to set and raise prices for its programming without significant competitive pricing pressure. BSkyB has flexibility under its rate card to adjust, on 60 days notice, the prices it charges for the programs it provides to the Group. In addition, BSkyB distributes 27 other channels (some of which share a channel) on behalf of other providers (including some providers partly owned by BSkyB). BSkyB is also expected to supply programming to BDB.

     The Group pays a monthly fee to BSkyB for programming based on the number of the Group's customers taking the various BSkyB channels at the end of each month. The fees vary by channel. The aggregate amount payable by the Group to BSkyB during the year ended December 31, 1997 was pounds sterling 5.6 million.

     It was reported on September 3, 1996 that the Independent Television Commission ("ITC") was investigating the bundling of certain channels by BSkyB and, in particular, requirements that cable companies must acquire a package including two premium movie channels in order to obtain the Disney Channel from BSkyB. The ITC has completed its investigation. In the future, the Disney Channel will be available as a separate premium channel. The ITC has, however, begun a broader investigation into the effects of bundling in the pay television market, the results of which are expected to be published in the course of 1998. The Cable Communications Association made a submission to the ITC recommending banning percentage carriage requirements in programming supply contracts and banning the imposition by programming wholesalers of retail bundling requirements. The Group believes that a favorable outcome of the ITC's investigation could give the Group greater flexibility in packaging programming.

     The prices that BSkyB charges the Group have been governed by rate cards established by BSkyB from time to time. The two most recent rate cards were approved by the Director General of Telecommunications (the "Director General") of Fair Trading ("DGFT") following inquiries by the Office of Fair Trading ("OFT"). Under its rate cards, BSkyB implemented significant price increases. BSkyB submitted a revised rate card to the OFT in July 1996, which was operative from February 16, 1997 until October 1, 1997. With effect from October 1, 1997, BSkyB introduced a separate charge for Sky Sports 2, which had previously been supplied free of charge to customers subscribing to Sky Sports
1. BSkyB also withdrew its charge to cable operators for Sky Sports 3 (which BSkyB had always supplied free of charge to DTH subscribers to Sky Sports 1). As a result of these programming changes, BSkyB submitted and the OFT approved a further revised rate card.

     During 1995 and 1996, the OFT conducted reviews of BSkyB's position in the pay TV market. Following its review in 1996 of BSkyB's supply of programming to pay TV (including to cable operators) and access to encryption and subscriber management services, the OFT concluded that although BSkyB was not acting anti-competitively, the competitive process was being impaired. BSkyB was not referred to the Monopolies and Mergers Commission (the "MMC") but gave new informal undertakings and accepted modifications to those it had previously given in March 1995. BSkyB agreed not to require carriage of basic channels in excess of 80% of homes; to unbundle channels, with the exception that two BSkyB bonus channels could be linked with specified other BSkyB channels; to ensure that its Videocrypt conditional access system is made freely available without discrimination to programmers on the basis of a published rate card on cost-related terms; to maintain separate accounts for its DTH business, with actual or notional charges not less than those offered to cable operators; and to revise the structure of the cable rate card.

     The DGFT has announced that the informal undertakings given by BSkyB will be reviewed by the end of 1998. The DGFT has also concluded that BSkyB should offer cable operators reasonable contractual security in terms of length of contract and that the OFT would regard a demonstrable and unreasonable unwillingness to do so as an abuse of BSkyB's market power.

     The OFT has also reviewed agreements between BSkyB and subsidiaries of NYNEX CableComms Group PLC and TeleWest Communications plc, which among other things permitted the licensing of BSkyB's programming at rates not provided by the rate card. These agreements originally included undertakings by the two cable companies not to compete with BSkyB with respect to film or sport programming. Following a suspension of these provisions, the DGFT announced in July 1996 that the agreements had been amended to address the concerns expressed by the DGFT.

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

     Interactive services that may be offered by the Group in the future include video games that would be transmitted periodically (or possibly upon customer request) to a special converter box at a customer's home where they would be available for use by the customer (as with a traditional video game) and video-on-demand services that would enable individual customers to request specific programming from the service provider's inventory for viewing at a specific time. See "-- Competition -- Cable Television". Additional services could include video telephone services and video conferencing, access to on-line databases and interactive transactional services. However, there can be no assurance that the Group will be able to develop and deliver any of these products on a timely and competitive basis.

     In addition, the Group believes that its network leaves it well placed to provide digital television services if in the Group's view providing these services in its franchise areas becomes commercially attractive. Digital technology allows operators to provide more channels, through digital compression, and higher quality pictures and sound. However, the Group has no immediate plans to introduce digital television services.

     The Group currently receives negligible revenues from advertising, and does not expect to receive any significant advertising revenues from cable television until its customer base has expanded significantly. The Group believes that there may be potential for meaningful advertising revenues in the future due to the relatively limited alternative outlets for local advertising in the Group's franchise areas.

     SALES AND MARKETING

     Cable television and residential telephone services are marketed to the residential customer on an integrated basis. Until February 1997, the residential sales teams were comprised of approximately 150 residential specialists employed by independent sub-contracting companies supervised by the Group and paid on a full commission basis. In order to improve the management and quality of its residential sales force, in February 1997 the Group terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales people. The Group now employs and trains residential sales people directly and pays them on the basis of a salary plus sales commission. At December 31, 1997, the Group employed approximately 135 residential sales people, including a number of former contracted sales people who were hired by the Group in accordance with its employment criteria following interviews.

     The Group believes that improvements in the quality of its sales force have contributed to a recent reduction in churn and enable the sales force to market more sophisticated products and services including Internet service and more advanced telephone features to residential customers.

     During construction of the Group's network, a customer relations program is in place, beginning with a "Sorry to Disturb You" pre-construction notice providing general information about the Group's services and describing the construction process, followed by a "Thank You for Your Patience" packet containing an apology for the inconvenience caused during construction, complete information on the cable television and telephone services offered by the Group. This approach is designed to inform potential customers of construction status, to minimize inconvenience during construction and to foster a loyal customer base.

     During 1997, the Group intentionally slowed the pace of civils construction to reduce the gap between homes passed by civils construction and homes activated. The number of homes passed by the Group's civils construction substantially exceeded homes activated and homes marketed at December 31, 1996. At that date, approximately 23% of the network passed by civils construction had not been activated (as measured by homes activated as a percentage of homes passed by civils construction), and approximately 27% of the homes activated by the Group's network had not yet been marketed. At December 31, 1997 these percentages had fallen to 5% and 20%, respectively. As more homes are activated the Group expects to accelerate the release of homes for marketing. This may place additional stress on the Group's management and operational resources. If the Group is unable to manage rapid growth and development successfully, the Group's operating results and financial condition could be materially adversely affected.

COMPETITION

     The Group faces significant competition in each of its business telecommunications, residential telephone and cable television business areas. In addition, new forms of media distribution, including digital terrestrial and satellite television are expected soon to enter the marketplace. The U.K. telecommunications industry is highly competitive. The Office of Telecommunications ("OFTEL") has pursued a policy of encouraging competition, and over 150 public telecommunications operator ("PTO") licenses have been granted, although many of these have not yet been used. The Group believes that competition will continue to intensify in each of its business areas.

     BUSINESS TELECOMMUNICATIONS

     The Group competes primarily with BT and a number of other competitors, the largest of which is CWC, in providing business telecommunications services to businesses in its franchise areas. The Group competes largely on the basis of quality of services and, to a lesser extent, price. The Group believes that its call charges are competitive with those of BT and CWC.

     Both BT and CWC have resources substantially greater than those of the Group. In addition each of CWC and BT has a national presence which permit it to offer telecommunications, data transmission and other services on a nationwide basis to business telecommunications customers with nationwide operations beyond those that the Group is currently able to offer on its own. With effect from May 1997, Mercury was merged with three U.K. regional cable companies, NYNEX CableComms Group plc, Bell Cablemedia plc and Videotron Holdings plc, to create a new group held by CWC, which is a 52.6% owned subsidiary of Cable and Wireless plc. While the effects of the merger cannot be predicted, the Group does not believe that the merger has had a material effect on the Group's competitive position in the Group's franchise areas.

     In April 1997, the Group was granted a national telecommunications license, which enables it to offer telecommunications services anywhere in the U.K. The Group is currently evaluating opportunities to offer these services outside its franchise areas.

     The Group also faces competition from a number of recent entrants to the business telecommunications market. For example, Energis operates a national SDH fiber optic network constructed along the existing national electricity transmission infrastructure in England and Wales. Energis has focused on the business telecommunications market and does not currently offer residential telephony services. Energis's service offering, along with indirect service from ACC, MFS WorldCom, Esprit, and other, smaller, long distance operators, and the success of international simple resellers have increased competition in the long distance and international telecommunications markets. Other owners of extensive infrastructure, including local electricity distribution companies and the owner of the former rail telecommunications network, are currently constructing telecommunications networks or offering telecommunications services, and it is possible that other owners of extensive infrastructure, such as other utilities, will seek to use their existing infrastructures to construct telecommunications networks that will compete with the Group's telecommunications business. The Group also faces competition from mobile telecommunications providers.

     The Group believes that the Group's ability to compete effectively with BT had been adversely affected, particularly with respect to smaller businesses, because there had historically been no telephone number portability in the U.K. (i.e., a new customer could not transfer its BT telephone number to the Group's system). The Group believes that this discouraged some customers from changing from BT to the Group's service because of the costs and inconvenience associated with changing numbers. In response to this, the Group provided its customers with the opportunity to use its services for all outgoing telephone traffic, while continuing to use other providers for incoming traffic. For a discussion of certain regulatory developments regarding the introduction of number portability in the U.K. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability". The Group believes that number portability will offer little improvement to the Group's results in residential areas but could offer marginal increased sales in the small business area where number recognition and number advertising for the two and three line customer is an issue. Overall, the Group believes that number portability will be relatively neutral in its effect on the Group's business.

     RESIDENTIAL TELEPHONE

     The Group's principal competitor in providing telephone services to residential customers is BT, which has an established market presence, fully built networks and resources substantially greater than those of the Group. As the substantial majority of U.K. residential telephone customers are currently customers of BT, the Group's growth in residential telephone services depends upon BT customers changing to the Group's telephone system. The Group believes that price is currently one of the most important factors influencing the decision of U.K. customers to switch to a cable telephone service. As a result, the Group currently seeks to provide its telephone customers with monthly savings on the cost of calls compared to BT. BT regularly reviews its prices, generally resulting in price reductions. The Group has generally reacted to previous BT price reductions by reducing its rates in order to maintain its competitive price advantage. The Group believes that BT will be required for regulatory and competitive reasons to continue to reduce its prices for most residential customers in the future. However, BT's ability to respond to price competition from local cable operators is restricted by its license obligation not to show undue preference to, or unduly discriminate against, different classes of customers throughout the U.K. This effectively obligates BT to price all of its services equally to the same classes of customer throughout the U.K., although BT may provide discounts to high volume users and may be given greater flexibility in the future.

     BT currently is subject to regulatory controls over the prices it may charge to residential customers, which last until 2001. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Price Regulation". These current controls impose significant downward pricing pressure on charges in the U.K. telephone service market. As a result, BT has implemented significant price reductions and per second pricing, which has led to further price reductions for certain users. The revised price controls on BT indicate that BT will be required by its telecommunications license to reduce the average level of its prices further in each of the next few years. The impact of BT's price reductions on the financial performance of the Group has been partially offset by reduced interconnection costs charged by BT for the conveyance of calls. There can be no assurance, however, that any such price cuts will not adversely impact the financial performance of the Group's telephone operations.

     BT has also started to market its services more aggressively to maintain its market position over other service providers. For example, BT recently began providing voice mail services on a national basis and caller ID services in digital switch areas, and has implemented on a national basis other services currently offered by the Group in its franchises, such as itemized billing. BT has also implemented extensive marketing campaigns to win back customers from cable operators.

     Ionica offers a residential telephone service based on radio technology in certain of the Group's franchise areas.

     The introduction of international facilities licensing in 1996 has increased competition for international traffic, and the Group's telephone customers can obtain access to these alternative international service providers.

     In addition to BT, CWC and Ionica, the Group competes with mobile telecommunications operators, such as Vodafone, Cellnet, One2One and Orange, international service providers and other service providers, and competition is expected to intensify in the future.

     CABLE TELEVISION

     As a result of the ITC's practice of not granting more than one cable television license within a franchise area, the Group does not compete with other cable operators for cable television customers within its franchise areas. The Group does, however, compete directly with television programming provided by terrestrial (over-the-air) broadcast television stations and analog DTH satellite services and may be subject to competition from SMATV systems. The Group's cable television programming also competes to varying degrees with other entertainment media, including home video (generally video rentals). In the future the Group will compete with digital terrestrial television, and digital DTH satellite services and may also compete with programming provided by video-on-demand and other entertainment services provided by national PTOs and others.

     The principal current (and potential) competitors for the Group's cable television business are the following:

     Broadcast. Television viewing in the U.K. has long been one of the most popular forms of entertainment, and daily viewing time in the U.K. averages over 230 minutes per person (Source: BARB). Until 1989, four broadcast channels were the only source of television programming. Although the national television channels in the U.K. generally are perceived as providing high-quality programming, the Group believes that most viewers prefer a wider variety of television programming. The market share of cable television and satellite service programming is approximately one-third of all viewing in homes with cable television and satellite services (Source: BARB). In addition, the Group believes that the penetration of cable and DTH satellite services and the widespread use of VCRs, indicates a willingness on the part of many consumers in the U.K. to pay for additional programming.

     In addition to the four previous terrestrial channels, an additional commercial terrestrial channel (Channel 5) commenced broadcasting March 30, 1997.

     The Group believes that its primary competitive advantages over existing terrestrial television are significantly more programming options, access in the future to advanced interactive services and, in some areas, improved television reception. The Group believes that terrestrial television benefits from its position as the traditional source of low cost television in the U.K.

     Under the Broadcasting Act 1996, the ITC has been given responsibility for the licensing and future regulation of digital terrestrial television which, on introduction, is expected to provide an additional 30 or more new terrestrial channels serving between 60% and 90% of the U.K. population. Forty percent of the channels have been set aside for digital broadcasting by the existing terrestrial broadcasters. The ITC has granted a license for three other frequency ranges to British Digital Broadcasting Limited ("BDB"), a joint venture owned by Carlton Communications and Granada Group, both of which are major terrestrial broadcasters and programming producers. BSkyB has undertaken to the ITC to supply programming to BDB for 5 years. BDB has announced its intention to launch at least 15 channels in September 1998. Digital terrestrial television will broadcast from land-based transmitters and could be received by consumers with conventional aerials. A digital decoder box will be needed to view the new channels, which will have digital picture and sound quality. BSkyB has announced a joint venture with BT, Midland Bank and Matsushita, called British Interactive Broadcasting ("BIB"), to develop and market a digital set top decoder on a heavily subsidized basis. Both BDB and BIB are currently under investigation by EU competition authorities. The introduction of digital terrestrial, as well as digital DTH satellite, television will provide additional competition for the Group. See " -- Certain Regulatory Matters -- Future Developments -- Digital Broadcasting".

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

     Analog DTH satellite services are widely available in the U.K., and the number of analog DTH satellite subscribers has increased from 500,000 in 1989 to approximately 4 million at September 30, 1997. BSkyB is the leading supplier of satellite programming in the U.K. See "-- Cable Television -- Programming". The Sky Multi-Channels package provided by BSkyB currently offers subscribers approximately thirty channels.

     In the multichannel television market, BSkyB is the Group's principal competitor as well as one of its most important sources of programming. The Group provides to its customers most of the channels included in the Sky Multi-Channels package. There can be no assurance that BSkyB will continue to provide programming to the Group on acceptable terms. However, as other programming sources become available, the Group believes that it may become less dependent on programming from BSkyB. See "-- Cable Television -- Programming".

     The Group believes that DTH satellite services will continue to be significant competitors in the future. However, the Group believes that cable television has a number of competitive advantages over DTH satellite service, including the following: (a) the higher up-front or ongoing costs for the purchase or rental of a satellite dish and related equipment required for DTH;
(b) the perception that satellite dishes are unsightly; (c) the long-term contracts (one-year) generally required for DTH satellite services; and (d) the ability of cable networks to offer telephone services and in the future to offer certain interactive and integrated entertainment, telecommunications and information services over their existing networks.

     The Group believes that the principal competitive advantage of DTH satellite service is the monthly service charges for basic services and premium services which are lower than those for comparable services provided by the Group. Aggressive promotional activity by BSkyB has accentuated this advantage. In addition, BSkyB has announced its intention to introduce a digital DTH satellite service offering the possibility of over 200 television channels and a range of interactive services in early summer 1998. The Group believes that DTH satellite services may become more competitive with cable service if digital services are successfully introduced in the U.K. such that satellite services can provide more channels and direct specific programming to particular subscribers.

     On December 1, 1997, BSkyB launched a pay-per-view movie service, broadcast on four of its DTH satellite channels, which will compete with Front Row, the Group's pay-per-view movie service.

     Other Competitors. The Group also faces competition from video cassette rentals and SMATV systems (which receive signals from either broadcast or satellite sources and then distribute them by cable to a discrete group of subscribers). Currently, no video-on-demand service is commercially available in the U.K. (although BT and others have conducted residential trials). However, the successful introduction of a video-on-demand service in the Group's franchise areas, particularly by a national PTO, would result in the Group's services being subject to increased competition. See "-- Certain Regulatory Matters -- Restrictions on National PTOs". SMATV systems can compete with cable television within a franchise area, but currently there are no SMATV systems licensed to provide service to more than 1,000 homes in the Group's franchise areas.

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

FRANCHISE AREAS

     The Group has been granted cable television licenses to provide cable television services in fifteen franchise areas that form a contiguous cluster of approximately 1,229,900 equity homes. The Group has been granted eight individual franchise telecommunications licenses and a national telecommunications license which will enable the provision of business and residential telecommunications in the Group's seven remaining franchises and elsewhere in the U.K. The table below sets forth the number of homes in the individual franchise areas according to CACI Information Services (for the franchises governed by individual franchise telecommunications licenses and the Burton-upon-Trent and Hinckley LDLs) and the ITC (for the other LDLs).


                                           OWNERSHIP         EQUITY HOMES
                                           ---------         ------------

TELECOMMUNICATIONS LICENSES
Nottingham.......................             100%            270,000
Mansfield........................             100%             85,000
Newark-on-Trent..................             100%             42,000
Grantham.........................             100%             22,000
Melton Mowbray...................             100%             19,000
Lincoln..........................             100%             52,000
Grimsby and Cleethorpes..........             100%             64,000
Leicester and Loughborough.......             100%            203,000

LDLS(1)
Burton-upon-Trent................             100%             94,000
Hinckley.........................             100%             45,000
Ravenshead.......................             100%              2,900
Bassetlaw........................             100%             41,000
Lincolnshire and South Humberside             100%            174,000
Chesterfield.....................             100%            107,000
Vale of Belvoir..................             100%              9,000
                                                            ---------
Total............................                           1,229,900
                                                            =========

(1) The Group has been granted an LDL for each of these franchise areas and a national telecommunications license that covers all of the U.K. including the LDL franchise areas but excluding the areas covered by the Group's individual franchise telecommunications licenses.

     Diamond's original franchise areas comprise a substantial regional market centered around the City of Nottingham. In addition, the LCL franchises and the Ravenshead, Bassetlaw, Lincolnshire and South Humberside, Chesterfield and Vale of Belvoir franchise areas are contiguous to the original Diamond franchises. All of the Group's franchises are concentrated in a single region and the Group owns a 100% interest in the licenses associated with each franchise. The Group believes that the Group's regional focus provides it with a number of advantages, including the ability to (a) achieve significant cost benefits in designing, constructing and managing a single network infrastructure and providing telecommunications services over an extensive area, (b) be more responsive to customer needs than its national competitors, thereby increasing customer loyalty and (c) increase its name recognition.

     Under present rules, the individual franchise telecommunications licenses covering these franchises last for 23 years from the date from which the cable system first becomes operative. Thereafter, these licenses are not extendable and application must be made for a new license. The individual franchise telecommunications license for the Nottingham franchise, which was the first to become operative, expires in 2013. The individual franchise telecommunications licenses currently held by the Group incorporate construction milestones which are reviewed by OFTEL. LDLs include milestones which are reviewed by the ITC. See "-- Milestones". The national telecommunications license lasts for an initial period of 25 years from the date of grant, April 28, 1997, and is then subject to revocation on 10 years' notice. For further descriptions of the Group's licenses, see " -- Certain Regulatory Matters".

     The Group may from time to time seek to acquire one or more new or existing franchises either in public tenders by the ITC or by private purchases from third parties. The Group anticipates that it will generally seek to acquire franchises that are contiguous to the Group's existing franchises and therefore can effectively be integrated into the Group's existing operations. No agreement for any specific material acquisition has been reached or is currently pending. The Group currently operates solely in the U.K. and currently expects that any future acquisitions would be of franchises or businesses in the U.K.

     An LDL enables an operator to provide cable television and (when held in conjunction with a telecommunications license) telecommunications services, utilizing not only cable networks but also microwave distribution systems. See "Certain Regulatory Matters". When such licenses are applied for by one operator, they are then generally advertised for competitive auction by the ITC. No license has been awarded for certain other geographic areas that are contiguous to the Group's franchise areas. The Group may bid for additional LDLs, if the bid price (including the estimated additional capital costs to complete the network) for the additional franchise areas provide an attractive return, in order to further improve the Group's operating leverage and increase asset value. If the Group were to be awarded any of the LDLs it may bid for in the future, the areas would be constructed in parallel with the existing franchises, but it is expected that the completion of the network for the enlarged area would be later than that planned for the existing area. In addition, to complete construction of an enlarged franchise area, the Group would be required to expend additional funds which, depending on the size of the franchise area, could be significant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

     In addition, the Group operates a master antenna television service which serves approximately 16,000 council properties in Nottingham and approximately 7,000 council properties in Leicester. This service is provided by the primary cable television network without the necessity to build and operate a separate master antenna service system.

CONSTRUCTION

     As of December 31, 1997, approximately 563,000 of the premises in the Group's franchise areas had been passed by civils construction and a portion of the network passing approximately 533,700 premises had been activated. The number of premises activated represents approximately 52% of the Group's aggregate milestone requirements. Construction has now commenced in twelve of the Group's franchise areas. While the projected rate of construction is governed principally by the applicable regulatory milestones, the path of construction in the Diamond franchises has, to date, been driven in part by the Group's strategy of targeting large business telecommunications customers. As a result, Diamond often concentrated the build out of its network to business telecommunications customers who were being solicited or to areas with a higher density of potential business telecommunications customers.

     The Group has undertaken a rapid acceleration in the build out of its existing franchise areas. As of December 31, 1997, the Group's cable television and telecommunications network had passed by civils construction approximately 536,100 homes and an estimated 26,900 businesses, of which portions of the network passing approximately 508,800 homes and an estimated 24,900 businesses had been activated. During 1997, the Group intentionally slowed the pace of civils construction to reduce the large numbers of homes passed by civils construction which were yet to be activated and/or marketed. During 1997, approximately 82,000 homes were passed by civils construction by the Group's cable network, as compared with approximately 173,000 and 172,000 homes passed by civils construction in 1995 and 1996, respectively. The pace of civils construction was also impacted by the phase out of one of the Group's largest contractors, which went into liquidation. The Group may encounter difficulty in obtaining qualified contractors and may encounter cost overruns or further delays in construction. Although the Group believes it will be able to continue to negotiate construction contracts at competitive rates, construction costs could increase significantly over the next few years in light of the demand for cable construction services as the industry seeks to meet milestone requirements. As with other U.K. cable operators, the Group is generally required to use underground construction, which is more expensive and time consuming than aerial construction. The Group cannot broadly employ mechanized construction methods due to existing underground utility infrastructure, and is responsible for the expense of restoring surface area after construction is completed. Given the current high levels of cable construction in the U.K. and the corresponding demand for materials, the Group has from time to time experienced (and may in the future experience) shortages or price increases for critical components such as fiber optic cable, ducting and cabinets.

     The Group originally relied on its own construction team for the build out of its network. Since 1994, the Group has primarily used outside contractors and now uses outside contractors for almost all of the build out of its network. The Group maintains a small in-house construction team primarily for building out particularly difficult areas.

     Cable operators have the benefit of and must comply with the New Roads and Street Works Act 1991 (the "Street Works Act") which permits them to construct on public highways on the same basis as public utilities. This has, to some extent, reduced construction delays. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

     For a discussion of the Group's plans to fund construction see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

MILESTONES

     The Group is obliged by the milestones in its individual franchise telecommunications licenses and LDLs to construct and activate a network to pass an aggregate of 1,021,894 premises within prescribed time periods. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

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

     At December 31, 1995, the Group was obligated to meet milestones specified in telecommunications licenses for eight of the Group's franchise areas where building was due to have commenced. Compliance with the milestones in these areas is monitored by OFTEL. During June 1996, OFTEL informed the Group that it did not agree with the Group's historical method for calculating compliance with its milestone obligations. Based on OFTEL's method of calculating premises passed, the Group failed to meet its year-end 1995 milestones for six of its eight telecommunications licenses.

     The Group has renegotiated its milestone obligations with OFTEL, and at December 31, 1997, the Group met the required milestone obligations under each of its telecommunications licenses.

     Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its current LDL milestones in six of the seven LDL franchises at the end of 1997, although construction has commenced in five of the seven LDL franchises. The Group has applied to the ITC to modify its milestone obligations in all of its LDL franchise areas except Vale of Belvoir. The Group understands that the ITC intends to grant the requested modifications. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

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


                                                                                 AFTER
GROUP FRANCHISE AREAS               1996     1997     1998     1999     2000     2000
---------------------             -------  -------  -------  -------  -------  ---------


TELECOMMUNICATIONS LICENSE
MILESTONES(1)(2)
Nottingham......................  132,000  190,000  230,000  230,000  230,000    230,000
Mansfield.......................   42,000   66,000   66,000   66,000   66,000     66,000
Newark-on-Trent.................   13,500   13,500   13,500   13,500   13,500     13,500
Grantham........................   14,000   14,000   14,000   14,000   14,000     14,000
Melton Mowbray..................   10,000   10,000   10,000   10,000   10,000     10,000
Lincoln.........................   18,000   43,000   43,000   43,000   43,000     43,000
Grimsby and Cleethorpes.........   35,000   57,000   63,000   63,000   63,000     63,000
Leicester and Loughborough......   76,000  100,000  149,000  200,670  200,670    200,670

LDL MILESTONES(2)
Ravenshead......................       --    2,500    2,500    2,500    2,500      2,500
Bassetlaw.......................       --    1,000   10,000   19,000   28,000     32,800
Lincolnshire and South
Humberside......................       --    5,000   25,000   45,000   70,000    144,000
Chesterfield....................       --    8,000   28,000   60,000   80,000     89,000
Vale of Belvoir.................       --    1,000    2,000    3,000    4,545      4,545
Burton-upon-Trent...............       --   10,000   29,000   45,000   66,000     77,675
Hinckley........................       --    8,000   16,000   23,000   31,204     31,204
                                 --------  -------  -------  -------  -------  ---------
    Aggregate Cumulative Totals   340,500  529,000  701,000  837,670  922,419  1,021,894
                                 ========  =======  =======  =======  =======  =========
    Aggregate Annual Totals                188,500  172,000  136,670   84,749

-----------
(1) Although reflected above on an annual basis, the Group's individual franchise telecommunications license milestones are measured on a quarterly basis.
(2) Telecommunications license milestones refer to premises and LDL milestones refer to homes.


     The table below sets forth by franchise and date the number of premises activated.


                            SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31
                              1996       1996      1997       1997      1997      1997
                            ---------  --------  ---------  --------  ---------  -------

Nottingham.................   123,910   139,286    145,402   171,922    182,254  194,370
Mansfield..................    40,474    46,916     50,879    57,071     61,632   69,707
Newark-on-Trent............    12,707    13,509     13,509    13,509     13,509   13,509
Grantham...................    11,515    14,894     15,719    15,719     15,719   15,719
Melton Mowbray.............     9,819    10,045     10,045    10,045     10,045   10,045
Lincoln....................    16,887    20,131     23,389    34,089     34,997   44,619
Grimsby and Cleethorpes....    30,699    37,130     40,885    46,618     49,912   58,894
Leicester and Loughborough.    77,017    83,280     85,562    96,271    107,008  118,721
Vale of Belvoir............        --        --         --        --         --    1,652
Burton-upon-Trent..........        --        --         --        --         --    2,422
Hinckley...................        --        --         --        --         --    2,012
Ravenshead.................        --        --         --        --         --    2,050
                              -------   -------    -------   -------    -------  -------
    Cumulative Total.......   323,028   365,191    385,390   445,244    475,076  533,720
                              =======   =======    =======   =======    =======  =======

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

     With certain exceptions, the Group believes that it can purchase the services and equipment it needs to operate its business from more than one source. However if a supplier of a product that involves significant lead time for production and delivery were to be unwilling or unable to supply the Group, the Group could suffer delays in the operation of its business, which could have an adverse effect on the Group. Further, in the case of certain supplies, limited competition in the provision of these materials has subjected
(and may in the future subject) the Group to price increases higher than those experienced with other supplies.

     For certain products, the Group depends on a single supplier. Diamond has obtained exclusively from GPT its switches, primary multiplexers and certain telephone transmission equipment. LCL has obtained such equipment from Nortel Limited. The Group obtains all of its cable television transmission equipment and set top converters from Scientific Atlanta. Scientific Atlanta, GPT and Nortel Limited are among the largest providers of cable television and telephone equipment in their respective markets. While the Group to date has experienced no significant difficulty in receiving products from these companies, the failure or inability of any of these companies to continue to supply the Group with these products in the future could have a material adverse effect on the Group.

     The Group has not experienced significant difficulty in obtaining timely deliveries of equipment and services. In order to reduce warehousing expenses, maximize inventory control and minimize the possibility that the Group will not have the required inventory to proceed with construction in a timely manner, the Group centralized its warehouse operations. Due to the high level of construction in the U.K. cable industry, delays may be encountered in obtaining certain supplies such as fiber optic cable; however the Group is making efforts to avoid such delays.

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

     Five switches are currently in operation in Nottingham, which is presently interconnected with three other switches in Mansfield, Lincoln and Grimsby. Leicester is interconnected with 2 Mbit/s circuits to Nottingham. Two switches in Leicester are in service, with a third commissioned in nearby Shepshed. The Group expects that an additional four switches will be commissioned during the build out.

     In addition to the existing switches, six remote concentrator units ("RCUs") are being interconnected to the Nottingham headend. The Group expects that an additional eight RCUs will be added during the build program. There are presently three cable television headend locations. The Nottingham location will monitor all headend locations. The interconnects are all fiber optics with two-way capability and status monitoring.

     The cable television headends consist of Scientific Atlanta and Magnavox fiber transmitters, fiber receivers, satellite receivers, signal processors, modulators, encoding equipment and network status monitoring and Panasonic automated tape distribution equipment. The cable television network is being constructed with Scientific Atlanta transmission equipment and set top converters. The network's downstream upper frequency capability is 750 MHZ. From the headends, fiber is deployed to each node for feeder distribution and from the node, coaxial cable is installed to the distribution points. The Group has begun the deployment of 750 MHZ Scientific Atlanta set top converters, with analog capacity for 75 channels, as of February 1997.

     The telephone switches are GPT System X and Nortel DMS-100 platforms. The telecommunications network near the switch is fed directly by copper. Outside the copper service area, the telecommunications network uses Nortel or GPT SDH multiplexing equipment in a fiber self-healing loop configuration operating at 155 Mbit/s ("STM 1"). Four nodes of 500 homes will be served off of each 2,000 home fiber ring. GPT and ASCOM 120 line primary multiplexers are located in the same street cabinet with the SDH multiplexers, and from there copper is fed down to approximately 30 homes per street cabinet. As the telephone network grows more distant from the switch, additional SDH rings operating at 622 Mbit/s ("STM 4") will support four STM 1 rings. The telecommunications network has been designed so that as penetration and traffic intensifies, ring splitting will enable additional capacity to be carried. All network equipment, both cable television and telephone, is powered by battery backed-up power supplies.

     Telecommunications and cable television services are transmitted to the home through the same "Siamese" drop cable. The "Siamese" cable consists of two twisted pair telephone cables and a cable television coaxial drop cable manufactured in the same cable housing/insulation package so that both services are installed at the same time. From a subscriber's home, the telephone cable is run through the street cabinet up to the 500 home hub cabinet where calls are processed through a primary multiplexer which handles many calls and transmits them to the telephone switching equipment. The calls are then routed, if possible, to their final destination via the lowest cost routing, be it BT, Mercury, Energis, Global One, ACC or the Group's own network.

     The duct system is constructed with 89mm diameter duct with a 2.4mm wall thickness. Trunk cable routes usually contain multiple fiber and coaxial cables within four to six ducts. Distribution cable routes carry the drop cable to the customer premises and usually contain one or two ducts. A subscriber drop is placed inside either 25mm or 50mm duct which is buried in its approach to a residence to reduce cable drop cuts and other maintenance.

     The network will support 100% cable television penetration and 100% telephone penetration based upon cabinet space but only 50% telephone penetration based upon transmission equipment with hardware expandability to 96%.

     The Group believes that its network architecture design, with respect to both telecommunications and cable television, will facilitate the transition to greater fiber distribution. It should allow for efficient utilization of primary multiplexers and eliminate the need for expensive digital cross connects to maximize switch port utilization. The Group believes that the network design has taken into account the need to be flexible with respect to both node and hub sizes and future developments that may lead to integration between the telecommunications and the cable television networks.

     The existing Diamond and LCL networks are being integrated in phases. The initial objective was to physically connect the two networks through a fiber interconnect and this has been achieved. The main purpose of the interconnect is for the central network control office (located in Nottingham) to have the ability to control the Nortel switches in Leicester, mainly for telephone purposes. This interconnect also enables Nottingham to monitor the Leicester cable television headend and transfer data of route forwarding information between the two locations.

     The physical connection point is in Shepshed, which is located between Nottingham and Leicester and is the location of the third switch for the LCL franchise areas.

     The retail billing processes in the Diamond and LCL franchises have been fully integrated and the integration of wholesale billing processes is planned for 1998.

EMPLOYEES

     As of December 31, 1997, the Group had 953 employees, including 913 employees in operations and 40 employees in civils construction. With effect from February 1997, DCL began to directly employ residential salespeople, which increased the number of its employees. Previously salespeople had been employed by independent companies engaged by the Group on a subcontracting basis. The Group has not entered into any collective bargaining agreement with employees and the Group currently believes that its labor relations are good.

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

     The Labour Party stated in November 1997 that it will review the existing regulatory structure and that it expects to publish its proposals regarding the restrictions on BT carrying broadcast entertainment over the existing network in the near future. It is not currently possible to predict the nature of any such proposals. See "-- Cable Telecommunications -- Restrictions on National PTOs".

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

     CABLE TELEVISION LICENSES

     General. As of December 15, 1997, cable television licenses had been granted for franchise areas covering approximately 16.8 million out of approximately 22 million total homes in the U.K. The ITC has indicated that it will grant only one cable television license for each geographical area for the foreseeable future. The ITC also has indicated that certain areas, for which cable television licenses have yet to be awarded, may be advertised at the request of applicants. Such licenses (LDLs) are generally awarded after competitive bids. Before awarding an LDL, the ITC must be satisfied as to certain matters, including the technical specification of the proposed system; that the applicant has sufficient funding to run the franchise; and that the applicant is a fit and proper person to be awarded a license. The ITC will award the LDL to the highest bidder unless there are exceptional circumstances, including that the coverage proposed to be achieved by another applicant is substantially greater than that indicated in the technical plan of the highest bidder, such that it is appropriate to award the license to that other applicant. In addition, all applicants must undertake to pay a percentage of qualifying revenue ("PQR") to the ITC in each year of the license.

     Cable operators may carry U.K. licensed broadcast services, foreign satellite programs or text in their services. Cable television licenses also require cable operators to ensure that advertising and foreign satellite programs carried by them as part of their services conform to the restrictions set forth in the codes on advertising, sponsorship and programming issued by the ITC. Cable television licenses also impose an obligation on licensees to provide any information which the ITC may require for purposes of exercising its statutory functions.

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

     The ITC may, after consultation with the DTI and the Director General, revoke a cable television license if an operator fails to comply with its conditions or with any direction of the ITC, and the ITC considers revocation to be in the public interest. The ITC must be notified of changes in control of the licensee, of changes in directors and of certain other changes in shareholdings in the licensee. If there is any change in either the nature or characteristics of an operator that is a corporate entity, or any change in persons controlling or having an interest in it, the ITC can revoke the license if, as a result, it would not have awarded the license had the new ownership or control existed at the time the application for the license originally was considered. The ITC can also revoke any cable television license in order to enforce restrictions on ownership contained in the Broadcasting Act 1990 as amended by the Broadcasting Act 1996 (see below) and can impose fines and shorten the license period of LDLs.

     A cable television license is transferable only with the consent of the ITC, and several of the Group's cable television licenses were transferred to DCL from various of the Group's wholly-owned subsidiaries with that consent.

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

     Telecommunications Licenses

     The Group holds eight individual franchise telecommunications licenses and a national telecommunications license which covers those areas of the U.K. for which it does not hold an individual franchise telecommunications license, including the areas for which it has been granted LDLs. A telecommunications license authorizes a cable operator to install and operate the physical network used to provide cable television and cable telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the PTOs, the terrestrial broadcasting authorities and satellite broadcasting systems. Although individual franchise telecommunications licenses granted to a cable operator are for a particular area, they are not exclusive and, as a result, a cable telephone operator is subject to competition with respect to the provision of telephone services from national PTOs such as BT and Mercury and other telephone service providers in its franchise area. There are now over 200 telecommunication licensed operators in the U.K. See "Competition -- Business Telecommunications" and " -- Competition -- Residential Telephone". Following the Duopoly Review, the Government has granted a telecommunications license to any applicant provided the applicant has satisfied certain requirements, including with respect to financial viability and, in some cases, service commitments. See "-- Duopoly Review".

     A cable operator's telecommunications license contains conditions regulating the manner in which the licensee operates its telecommunications system, provides telecommunications services, connects its systems to others and generally operates its business. A cable operator's telecommunications license also contains a number of detailed provisions relating to the technical aspects of the licensed system (e.g., numbering, metering and the use of standard technical interfaces) and the manner in which the licensee conducts its business (e.g., publication of certain prices, terms and conditions). In addition, a cable operator's telecommunications license contains prohibitions on undue preference and discrimination in providing service. The cable operator's telecommunications license also requires the licensee to provide any information which the Director General may require for the purposes of carrying out his statutory functions. Failure to comply with an enforcement order in respect of a breach of a telecommunications license condition might give rise to revocation, an injunction by the Director General or to a third party's right to damages. In September 1997 OFTEL completed its review of the PTO licenses held by cable operators to convert them to the standard "slimline" format of non-dominant PTOs which Mercury's modified license now follows to a large extent. Modifications to these cable operators licenses have now been issued and have come into effect. This has resulted in the deletion of a number of conditions in the Group's individual franchise telecommunications licenses, for example, those relating to the pre-notification of prices and the prohibition on unfair cross-subsidies although such conduct may fall within the fair trading condition. See below.

     The telecommunications licenses of BT and Mercury now contain a condition, referred to as the fair trading condition, which prohibits any abuse of their dominant position and any agreement or concerted practice between the licensee and other entities restricting or distorting competition in the telecommunications market. This condition has been incorporated into new telecommunications licenses issued since 31 December 1996 including the Group's national telecommunications license. The Group's individual licenses have now also been modified to include the fair trading condition.

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

     Network Construction and Service Obligations

     Where a cable operator holds a PDSL or an LDL replacing a PDSL (see " -- Certain Regulatory Matters -- General"), the milestones are contained in the corresponding telecommunications license and are reviewable by OFTEL.

     Where, on the other hand, a cable operator holds a new LDL which is not a conversion from a PDSL, the milestones are contained in the LDL and are reviewable by the ITC.

     Each of the Group's individual franchise telecommunications licenses prescribes milestones which require the Group to construct its network to pass a specified number of premises within prescribed time periods. The milestones may be varied by the Director General if he considers that the variation would enable the licensee to meet the final milestone more easily. The final milestones can be modified only following a public consultation period and with the approval of the Director General. If the milestones prescribed by a telecommunications license are not met, the Director General may take enforcement action which, if not complied with, could result in the revocation of such license. Similarly, the LDLs which the Group has acquired contain build milestones which may be varied by the ITC. See " -- Construction" and " -- Milestones". The Group understands that all milestones from now on will be contained in LDLs. The Group also understands that the ITC will have jurisdiction to enforce these milestones. To date, the ITC has not published any guidelines on enforcement of milestones.

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

     Term, Renewal and Revocation of Telecommunications Licenses

     To date, telecommunications licenses have generally been granted for periods of 15 or 23 years. Seven of Diamond's individual franchise telecommunications licenses were granted for an initial period of 23 years, and one was granted for an initial period of 15 years, both periods commencing on the date specified by the Secretary of State (which, in practice, is the date on which the cable system first becomes operative). The 15-year telecommunications license was subsequently amended to a 23-year license. The

Group's national telecommunications license is for an initial 25-year term and continues thereafter subject to a 10-year notice period.

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

     The Telecommunications (Interconnection) Regulations came into force on December 31, 1997. These implement the Interconnection Directive (Directive 97/33/EC), which will extend, to a certain extent, the categories of operator in the U.K. who will have the right to request interconnection and a reciprocal obligation to provide it. These rights and obligations may extend to certain operators who operate under class licenses. It is not currently possible to predict accurately which categories of operator/service provider will fall within the criteria set out in these regulations and therefore to which operators interconnection rights and obligations will be extended. Operators wishing to benefit from such interconnection rights and obligations will be required to apply to OFTEL which will assess whether the relevant criteria have been met.

     The DTI is able to consider applications by cable operators to join more distant franchises, and Diamond has a license to link two of its franchises which are not adjacent to one another. DCL is now able to link non-contiguous franchises under its national telecommunications license without the need to apply to the DTI.

     PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as the Group (if requested to do so by such a PTO), and the Group has interconnection agreements with BT, Mercury, Energis, Global One and ACC. The BT agreements may be terminated by either party upon two years' notice; the Mercury agreement may be terminated by either party upon two years' notice; the Energis Agreements may be terminated by either party on six months' notice; and the Global One agreement may be terminated by either party upon one month's notice after an initial term of one year. If the Group is unable to negotiate acceptable pricing terms with BT, Mercury, Energis or Global One in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, the Group may request that the Director General determine such terms. In 1995 a House of Lords decision established that it is possible for a regulated company to challenge in the U.K. courts a determination by the Director General of terms of interconnection agreements. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

     Until October 1, 1997 OFTEL determined standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges were based on BT's forecast financial statements (on a fully allocated costs basis). OFTEL has now assessed final charges based on BT's final financial statements for that period. As a result of these revised charges, the Group will receive outgoing interconnect charge rebates, and must pay incoming termination rebates for periods from April 1, 1995. The Group has estimated that the rebate due to the Group will exceed the rebates to be paid by the Group. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1997 -- Revenue". At the end of 1996, OFTEL completed another consultation process and published interim charges for the period from April 1, 1996 to March 31, 1997. OFTEL will be issuing its determination of final charges for consultation in the very near future. OFTEL has now determined interim charges up until September 30, 1997 and is expecting to publish final charges for that period in about March 1998 once BT publishes its first half year financial statements for 1998.

     As from October 1, 1997 the twice yearly determination by OFTEL of BT's network charges has been replaced by a system of network price controls and the cost base for interconnection charges has been changed from fully allocated costs to long run incremental costs. After a lengthy consultation period begun in December 1995, in July 1997 OFTEL issued its final proposals which have been accepted by BT and the necessary modifications have been incorporated into BT's license. The new system provides for the application of price controls depending on the level of competitiveness of the service. Services which are not competitive are divided into baskets, each basket being subject to a charge cap of RPI minus X. The July 1997 document determined the value of X for each basket at 8%. Charges for those services which are expected to become competitive during the next price control period, i.e., from August 1997 until the middle of 2001, will not be included in the network baskets, but will be governed by safeguard caps of RPI plus 0%. Charges for those services which were expected to become competitive before August 1997 or which are determined by the Director General to be competitive during the control period, will be free of network controls. The July 1997 document also sets out the starting charges for the services in the network baskets which are based on BT's long run incremental costs. The new system which commenced from October 1, 1997 will run for four years.

     In November 1997 OFTEL published non-legally binding guidelines on the structure and operation of the new network charge control arrangements and on OFTEL's approach to complaints about charges and other interconnect terms and conditions. In respect of complaints that BT's charges are unreasonable, OFTEL will first test whether the charge falls between a cost floor and ceiling determined by BT using a methodology prescribed by OFTEL and designed to indicate whether the charge may be anti-competitive. Floors and ceilings for all non-competitive services will be published each year by BT as part of their long run incremental costs financial statements.

     Price Regulation

     Although to date the Group has for the most part been able to price its cable telephone call charges below those of BT, there can be no assurance that it will be able to continue to do so in the future. BT currently is subject to controls over the prices it may charge customers, including a requirement that the overall basket of charges may not be changed by more than an amount equal to the percentage change in the RPI less X (and BT may, as a result, have to decrease prices). In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the RPI.

     OFTEL's latest proposals for control of BT's retail prices have been incorporated in BT's license. The retail price controls will continue until 2001 and are stated to be the last such controls. The controls will only be put in place where consumer protection is required, that is, for low to medium-spending residential customers and small businesses. The current price cap is RPI minus 4.5% on the narrower basket of services described above. Safeguard caps of RPI plus 0% have been imposed on certain services. OFTEL has indicated that this is likely to be the last retail price control imposed on BT. See " -- Competition -- Residential Telephone".

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

     The telephone service prices charged by the Group currently are not regulated by the Director General, although they are subject to the fair trading condition.

     Indirect and Equal Access

     Indirect access is access to a customer through another operator whereas equal access means preselection by the customer of the indirect access operator or dialing parity, where the number of digits dialed for calls over the first (access) network is the same as for calls over the second (indirect) network. In July 1996, OFTEL released a statement setting out its policy on indirect and equal access, dealing with the continued provision by BT of indirect access to Mercury and other operators, the possible extension of the obligation imposed on BT to include equal access, and the possible extension of an indirect access obligation to Mercury and other "non-dominant" operators.

     OFTEL concluded in its statement that indirect access will remain an important route for many customers who are not yet able to take advantage of competition in direct connections to receive the benefits of competitive provision of telecommunication services and that, given BT's continuing dominant position in the direct access network, BT should continue to be obligated to provide indirect access to other operators. However, OFTEL also concluded that this obligation on BT should not extend to providing equal access to other operators. OFTEL, having commissioned a cost benefit analysis, concluded that, rather than a cost benefit, there would be a significant net cost in implementing equal access. Further, OFTEL concluded that "non-dominant" operators (such as Mercury and the cable operators) should not be required to give indirect access to other operators. Although all PTO licenses include a condition regarding the provision of indirect access, it is subject to a number of tests including the need to ensure that the requirements of fair competition are satisfied and that indirect access, in all the circumstances, is reasonably required. OFTEL considered that these tests were not satisfied. However, OFTEL stated that it considers the "well established" operator threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a "non-dominant" operator should, in the future, be required to grant indirect access to other operators. OFTEL stated that this threshold would not automatically mean that the operator would be required to grant indirect access, but that OFTEL would investigate the issue further in respect of that operator and market conditions generally once that threshold was reached. On December 1, 1997 the EC Council of Telecommunications Ministers reached political agreement on a draft directive to amend the Interconnection Directive (Directive 97/33/EC) with regard to number portability and carrier pre-selection. This will require member states (except those which have been granted a derogation under the Full Competition Directive (Dir 96/19/EC)) to introduce carrier pre-selection by January 1, 2000, for operators with significant market power. Member states may request a deferment of this obligation if they can show that it would impose "an excessive burden on certain organizations or classes of organization". The U.K. government has indicated that it is satisfied that this leaves it open for it to argue the case for a deferment in respect to U.K. operators.

     Number Portability

     Telephone subscribers changing their telephone service to a cable operator have historically had to change their telephone numbers. As a result certain customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, Diamond has provided its business customers with the opportunity to use the Group's telephone service for their outgoing telephone calls, which generally carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls.

     In January 1994, the Director General announced that OFTEL was working on directives to require BT to introduce number portability for the cable operators who had provided OFTEL with the necessary information as to where and when they could provide portability to BT. The Director General's statement indicated that number portability may be introduced in the geographic areas where it is technically feasible in the foreseeable future. BT rejected a framework proposed by OFTEL for determining the charges payable for number portability in the event of a dispute between BT and other operators. In April 1995, the Director General referred the matter to the MMC to establish whether the failure of BT to reach agreements with other operators on the commercial terms and conditions for number portability was against the public interest, and if so, whether the adverse effects could be remedied or prevented by modifications to the conditions of BT's telecommunications license. On December 14, 1995, the Director General announced the MMC's conclusions, including that the absence of number portability operated against the public interest, that the absence of number portability was an obstacle to operators' (including cable operators) ability to win customers from BT, that the introduction of number portability will strengthen competition, and that BT's telecommunications license should be modified (following a statutory consultation period) to enable the allocation of BT's costs incurred in this regard between BT and other operators (including cable operators), with BT bearing the greater share. The MMC also noted that there is general agreement in the industry that reciprocity should continue to be an essential element in the introduction of number portability, and that the arrangements to be made for allocating portability costs need to take account of the fact that BT will not always be the exporting operator. BT's telecommunications license has been modified accordingly.

     On April 9, 1997, OFTEL issued a statement which set out OFTEL's proposals to modify the license conditions of Mercury and other fixed operators including cable operators to ensure that they too provide number portability for all users of fixed phones including portability of specially tariffed services such as toll-free (0800), premium rate and national rate services.

     Appropriate license modifications were made on December 17, 1997. These take full account of the MMC report and are based on the current license condition in BT's PTO license. They also apply the MMC's principles on the charges which operators can make to each other for providing portability. In particular, the following principles are applied:

         (i) the licensee would be required to provide portability on request from another qualifying licensee;

         (ii)  the principle of reciprocity would apply;

         (iii) each licensee would be required to pay the initial costs of modifying its network;

         (iv) each licensee would be able to pass on to the other licensee concerned the costs of enabling individual customers to port their numbers;

         (v) the exporting licensee would not directly charge the importing licensee for any additional conveyance costs associated with routing a call to a ported number; and

         (vi) if requested, the Director General would determine the reasonableness of the terms and conditions upon which portability was offered.

     These license modifications came into effect on December 17, 1997.

     The draft directive amending the Interconnection Directive referred to above also requires member states to introduce number portability in respect of geographic and non-geographic numbers on the fixed public telephone network. This obligation is also subject to the deferment provision mentioned above.

     Restrictions on National PTOs

     The Duopoly Review maintained restrictions upon BT and other national PTOs from conveying or providing entertainment services (such as the cable television services currently provided by the Group) over their national telecommunications networks. The new Labour government started reviewing the restrictions upon the conveyance and provision by BT and Mercury of broadcast entertainment ahead of the schedule set by the former Conservative government, which did not intend to review the restrictions on conveyance and on provision until 2001 although the government was prepared to reconsider the conveying aspect after March 1998 on the advice of the Director General of Telecommunications. In November 1997 the Labour government stated that it expects to publish proposals in the near future. See " -- Certain Regulatory Matters -- General". The Duopoly Review policy did not prevent the national PTOs from providing cable television services of the kind currently provided by the Group, but it did require that such services be provided through separate systems by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Group. The ITC's policy of granting one cable television license for each geographic area has ensured that no national PTO subsidiaries compete with the Group in the provision of cable television services in the same area. BT currently owns and operates two cable franchises in the U.K., in Westminster (central London) and Milton Keynes. Since April 1, 1994, cable television services may be provided locally by the national PTOs without requiring separate subsidiaries, although all other licensing requirements, including the need for the national PTO to obtain an LDL to provide cable services within each locality, will remain applicable to both national PTOs and to other cable operators such as the Group. In November 1994, the DTI stated that if national PTOs (including BT and Mercury) successfully bid for a new cable television license, the DTI would be prepared to issue a telecommunications license to enable any such national PTO to convey entertainment services over its own systems within the relevant franchise area.

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

     Currently, no video-on-demand service is commercially available from any PTO. However, BT ran a pilot program for this service to the homes of a limited number of BT employees and is understood to have run an interactive TV, including video-on-demand, commercial pilot program. Mercury has also announced that it is considering a video-on-demand pilot program. In July 1994, the House of Commons Trade and Industry Select Committee issued a report on optical fiber networks in which it recommended, among other things, (i) that national PTOs be permitted to apply to provide broadcast entertainment on a franchise by franchise basis, subject to all existing franchises being exclusive for seven years from the grant of the original licenses, (ii) that all restrictions on national PTOs conveying or providing entertainment be lifted by the end of 2002, provided that the PTOs permit fair and open access to their networks and
(iii) that national PTOs (amongst others) be entitled to bid for cable television franchises in unfranchised areas by the end of 1995. The DTI, OFTEL and the ITC have stated that lifting these restrictions would limit competition by jeopardizing the investment programs of cable operators. The Labour Government policy is to review the restrictions on national PTOs, and in a speech by the Labour Party leader on October 3, 1995, it was proposed that a Labour government might increase BT's regulatory freedom. The Labour government has stated its intention to publish proposals in the near future.

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

     The Broadcasting Act 1996 distinguishes between "multiplex" providers, the providers of the frequency ranges on which the television channels will be carried, and the digital program service providers, who provide the programs to be broadcast on the multiplexes. Each must be licensed by the ITC. Licensed digital multiplex providers will be required to contract with licensed digital program providers to carry their services on the multiplexes on a fair and non-discriminatory basis.

     Initially six multiplexes are available for digital terrestrial television. Each of the existing terrestrial broadcasters have reserved capacity on these multiplexes, being offered half a multiplex for each existing channel. This means that the BBC has full control of one multiplex, Channel 3 and Channel 4 have joint control of a multiplex and Channel 5 and S4C each have half of a third multiplex. Existing terrestrial broadcasters have obligations to simulcast their existing analog channels and will be able to use their remaining multiplex capacity to provide new free-to-air or pay services. Following a competitive tender, the ITC announced in June 1997 that the remaining three multiplexes would be awarded to British Digital Broadcasting
(BDB), a joint venture between Carlton Communications and Granada Group. BSkyB was also originally a member of the joint venture but because of competition concerns the ITC required it to divest itself of the shareholding which was transferred equally to Carlton and Granada. BSkyB however will remain a major supplier of programming to BDB. The joint venture arrangements are currently being investigated by the EC competition authorities. The licenses were formally granted by the ITC on December 19, 1997 following conclusion of the ITC's own discussions with the EC competition authorities regarding their concerns. The licenses contain conditions which are intended to address, among other things, concerns over program service contracts with BSkyB. The conditions include the limitation of program supply agreements to five years, a requirement for the licensee to support open technical standards on integrated TV sets and conditions to ensure that BDB is not prevented from competing with BSkyB.

     Conditional Access

     Pay television broadcasters need to use conditional access systems to ensure that only subscribers receive their services. Conditional access systems provide two main types of services: encryption services and customer management services. The EC Advanced Television Standards Directive (Directive 95/47/EC) requires, amongst other things, that conditional access services for digital television services should be available to broadcasters on a fair, reasonable and non-discriminatory basis. This Directive was implemented in the U.K. by the Advanced Television Services Regulations which came into force on January 7, 1997. In addition to the requirement that conditional access services must be offered on a fair, reasonable and non-discriminatory basis, the Regulations provide that broadcasters may obtain information on the conditional access system prior to its being put on the market. Further, the Regulations provide that conditional access operators are required to cooperate with cable operators so that cable operators are able to receive and rebroadcast television services using their own conditional access system without incurring unnecessary or unreasonable expense.

     The Regulations also modify the Telecommunications Act 1984 to provide for conditional access systems which make available conditional access services including encryption, subscriber management or subscriber authorization services to be treated as telecommunications systems. Each such system must be licensed and the U.K. Secretary of State granted a Class License to authorize the running of these conditional access systems which came into force also on January 7, 1997 and runs until July 31, 2001 unless previously revoked. The license contains similar provisions to those in the Regulations set out above and, in addition, includes the fair trading condition.

     Under the Class License, the Director General can order a licensee to make available its intellectual property rights if the licensee is using them to prevent or obstruct products from being made available. The Director General can also designate an interface between the licensed system and a broadcaster's conditional access or other transmission system as an "essential interface" and thereafter the licensee must comply with any relevant standard specified by a broadcaster which includes applicable European standards or other standards specified by the Director General.

     Following public consultation, OFTEL published guidelines on the regulation of conditional access services for digital television. The guidelines set out how OFTEL would propose to deal with anti-competitive behavior in relation to the provision of conditional access services. The guidelines are not legally binding and are expected to be reviewed where market developments so require.

     In July 1997 the DTI and OFTEL issued a joint consultation proposing the extension of the current conditional access regime for digital television broadcasts to digital non-television broadcasts and non-broadcast services in the light of the convergence of the technologies and markets in broadcasting and telecommunications. The services to be covered include non-broadcast interactive services such as home-shopping and non-broadcast information services. Conditional access systems for analog services are not included.

     In addition, in October 1997, OFTEL issued a consultative document relating to guidance on the pricing of conditional access systems to ensure that they are offered on a fair, reasonable and non-discriminatory basis. The aim is to ensure that prices are reasonable and that comparable broadcasters receive comparable treatment by not being subject to differential pricing. OFTEL proposes to group together providers of subscription services and to assess whether they are comparable by reference to number of subscribers and number of different services (or combination of services) offered to subscribers.

     BSkyB has entered into a joint venture, BIB, with BT, Midland Bank and Matsushita (one of the manufacturers of decoders for accessing digital television channels) to create and operate a platform for the provision of digital interactive television services to U.K. viewers. The interactive services which it hopes to offer include home banking, home shopping and Internet access via TV screens. BIB intends to subsidize the costs of the manufacture and installation of the decoders needed to access the services. The joint venture arrangements are currently under investigation by the EC competition authorities, having been notified by the parties and also being the subject of a complaint.

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

     BSM Services

     In August 1995 OFTEL issued a consultative document which addressed the potential development of broadband switched mass-market ("BSM") services in the U.K. and related regulatory issues. BSM services involve the delivery of video-quality images over a switched system, at prices intended to encourage the development of a mass market. The consultative document suggested that dominant operators (potentially including cable operators) should be required to provide, on transparent and non-discriminatory terms, broadband conveyance (including switching) as a network business to service providers which could have direct commercial relationships with individual customers. Requirements for accounting separation and the possible need for some form of price control were also considered. OFTEL suggested that BT is likely, at an early stage, to be considered a dominant operator, possibly when it starts to roll out BSM services aimed at covering a significant portion of the U.K., either nationally or in a specific regional market. OFTEL suggested that such regulation should only be applied to the cable sector when it becomes dominant, either nationally or in a specific regional market, and is able to compete on equal terms with BT and any other BSM services distributor. In the meantime the document recognized the importance of encouraging continuing local investment in the cable industry's infrastructure. The document also raised the question whether license obligations on cable operators to provide cable television services where their systems have been installed should not apply to BSM services (other than the broadcast entertainment services for which they have exclusive cable distribution rights in their franchise areas) until they become dominant in their relevant markets. The stated purpose of the consultative document was to raise issues in order to stimulate debate to assist in the development of the kind of regulatory regime that will best promote the new services. The August 1995 consultative document was followed by a consultative document in February 1996 and by a statement by the Director General in June 1996, both of which were concerned with promoting competition in the current market for services such as on-line information, electronic data interchange and voice messaging.

     Accounting Separation

     The EC Interconnection Directive (mentioned above) requires that operators who have special or exclusive rights for the provision of services in sectors other than telecommunications in the same or another member state must keep separate accounts of their telecommunications activities if their turnover from the provision of public telecommunications networks or publicly available telecommunications services is more than 50 million ecus. This requirement has been implemented in the U.K. by the Telecommunications (Interconnection) Regulations. See "-- Cable Telecommunications -- Interconnect Arrangements".

     The DTI and OFTEL take the view that cable operators have special or exclusive rights for the provision of entertainment services over their cable systems and therefore fall within this obligation. Several cable operators, including the Group have challenged this interpretation because they are subject to competition in their franchise areas from DTH satellite service operators and will in the near future be subject to competition from digital terrestrial television.

     The implementing regulations do not set out detailed guidelines for the accounting separation requirements.

     Separation of Cable and Telecommunications Operations

     The EC Commission is of the view that accounting separation provided for under the existing Cable TV Directive (95/51/EC) is not sufficient to ensure competition and is proposing an amending directive under its powers in Article 90 of the EC Treaty, relating to the structural separation of operators' cable television and telecommunications activities. The draft directive was adopted by the United States Securities and Exchange Commission (the "Commission") on December 16, 1997 and will be subject to a two month period of consultation commencing on the date the draft text is published in the Official Journal. At the end of the consultation period the Commission can then formally adopt the directive with or without taking into account comments of third parties, the European Parliament or the European Council received during that period. The amending directive should enter into force twenty days after its publication. As it is still in draft form, any impact of the amending directive on UK cable operators cannot yet be predicted. However, it would appear that the requirement for legal separation of the provision of public telecommunications and cable TV networks will apply to dominant telecommunications operators which also have special/exclusive rights in respect of the provision of cable TV networks and (if the operator is not state-controlled) in respect of the use of relevant radio frequencies. In a footnote in a relevant Communication, the Commission specifically described the situation in the U.K. where BT, Mercury and Kingston Communications can operate cable TV networks, if they obtain a franchise, but the networks have to be run separately from the main telecommunications activities of those entities. In addition, the Commission takes the view that full divestment could still be required in specific cases. In its current form, the directive would not appear to require any structural separation by the Group given the nature and extent of its current authorized activities.

     Convergence

     Technological developments are leading to a convergence of the telecommunications, broadcasting and information technology sectors. At the beginning of December 1997 the EC Commission adopted a Green Paper addressing this issue aimed at stimulating debate on how these markets should be regulated in the future. The Green Paper does not suggest any solutions but merely raises a series of questions on which it invites comment. Following consultation it is expected that a report will be produced by June 1998.

     Competition Bill

     The U.K. Government has introduced a Competition Bill which proposes to grant concurrent powers to the industry specific regulators and the Director General of Fair Trading for the enforcement of prohibitions modeled on Article 85 and 86 of the European Community Treaty. The Bill introduces a prohibition on the abuse of a dominant position and on anti-competitive agreements, and introduces third party rights, stronger investigative powers, interim measures and effective enforcement powers.

     The Bill proposes that the Director General of Telecommunications is able, but not required, to exercise concurrent powers with the Director General of Fair Trading in relation to "commercial activities connected with telecommunications". The Bill will enable third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages rather than have to wait for the Director General of Telecommunications to make an enforcement order.

ITEM 2. PROPERTIES

PROPERTIES

     At December 31, 1997, the Group leased or rented 26 properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. At that date, the Group leased an aggregate of approximately 190,256 square feet of real property, of which approximately 103,700 square feet consisted of external equipment and warehouse storage space. The Group owns its 44,000 square-foot head office and head-end/switch site in Nottingham, which was constructed in 1995 at a cost of approximately pounds sterling 3 million. The Group also owns a switch site property of 4,688 square feet located at Shepshed.


ITEM 3. LEGAL PROCEEDINGS

     No member of the Group is a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS

     Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Not applicable.

ITEM 6.          SELECTED FINANCIAL DATA


     The selected data set forth below for the Group as of December 31, 1993, 1994, 1995, 1996 and 1997 and for each of the years in the five-year period ended December 31, 1997 have been excerpted or derived from the audited financial statements of the Group, which as of December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997 are included elsewhere herein and have been audited by KPMG, independent auditors. The selected data have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto, which are included elsewhere in this Annual Report.



                                                                   DECEMBER 31,
                                     ________________________________________________________________
                                       1993       1994      1995(1)       1996       1997      1997(2)
                                     ________   ________   ________    ________   ________    _______
                                                                (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Revenue:
Business telecommunications........   L.1,237   L. 3,402   L.  5,852   L.  9,763  L. 14,208    $23,339
Residential telephone..............     1,251      2,545       6,662      17,723     29,495     48,452
Cable television...................       719      1,324       3,479      10,091     16,602     27,272
Other revenues.....................        20         35          --          --         --         --
                                     ________   ________   _________   _________  _________   ________
Total revenues.....................     3,227      7,306      15,993      37,577     60,305     99,063
Operating costs and expenses:
Telephone..........................    (1,097)    (3,067)     (5,454)     (9,776)   (12,088)   (19,857)
Programming........................      (324)      (701)     (1,844)     (6,041)    (9,749)   (16,015)
Selling, general and
administrative.....................    (1,632)    (4,562)    (13,020)    (22,391)   (27,192)   (44,668)
Depreciation and amortization......    (2,520)    (4,038)     (8,867)    (21,380)   (27,620)   (45,371)
                                     _________  ________   _________   _________   ________   ________
Total operating costs
and expenses.......................    (5,573)   (12,368)    (29,185)    (59,588)   (76,649)  (125,911)
                                     ________   ________   _________   _________  _________   ________
Operating loss.....................    (2,346)    (5,062)    (13,192)    (22,011)   (16,344)   (26,848)
Interest income....................         _      1,415       3,887       3,441      6,440     10,579
Interest expense, and
amortization of debt discount
and expenses.......................      (231)    (3,836)    (17,118)    (40,334)   (66,367)  (109,021)
Foreign exchange gains/(losses)
 net...............................      (221)    (1,196)        925      31,018    (12,555)   (20,624)
Unrealized gains/(losses) on
derivative financial instruments...         _          _        (868)     (7,944)       669      1,099
Other expenses.....................         _          _      (1,241)          _          _          _
Realized gains on derivative
financial instrument...............         _          _           _           _     11,553     18,978
                                     ________   ________   _________   _________  _________   ________
Loss before income taxes...........    (2,798)    (8,679)    (27,607)    (35,830)   (76,604)  (125,837)
Income taxes                                _          _           _           _          _          _
                                     ________   ________   _________   _________  _________  _________
Net loss...........................  L.(2,798)  L.(8,679)  L.(27,607)  L.(35,830) L.(76,604) $(125,837)
                                     ________   ________   _________   _________  _________  _________
                                     ________   ________   _________   _________  _________  _________
BALANCE SHEET DATA:
Property and equipment, net........  L.18,021   L.35,127   L.163,721   L.277,301  L.365,636   $600,630
Total assets.......................    19,882    138,606     374,172     416,819    556,357    913,928
Total debt(3)......................    21,889    103,068     319,492     325,041    545,325    895,805
Shareholders' equity(4)............    (5,660)    26,092      25,133      54,100    (22,511)   (36,978)
OTHER DATA:
EBITDA(5)..........................   L.  174   L.(1,024)  L. (5,566)  L.   (631) L. 11,276    $18,523
Net cash (used in)/provided by
operating activities...............        37        496      (4,113)     (1,348)    20,876     34,293
Net cash used in investing
 activities........................    (9,937)   (71,941)   (155,517)   (128,210)  (110,086)  (180,838)
Net cash provided by financing
 activities........................     9,759    112,485     212,202      54,428    146,586    240,797
Deficiency of earnings to
 fixed charges(6)..................    (2,798)    (8,679)    (27,607)    (35,830)   (76,604)  (125,837)
Capital expenditures...............    11,880     21,252     136,314     130,140    111,252    182,754



NOTES TO SELECTED FINANCIAL DATA

(1) The 1995 Group financial data includes the financial results of LCL from October 1, 1995.

(2) Translated, solely for the convenience of the reader, at a rate of $1.6427 = pounds sterling 1.00, the Noon Buying Rate on December 31, 1997.

(3) Total debt at December 31, 1994 consisted of the accreted value of the 1994 Notes and capital lease obligations. Total debt at December 31, 1995 and 1996 and at September 30, 1996 consisted of the accreted value of the 1994 Notes, the accreted value of the 1995 Notes and capital lease obligations and the mortgage loan, and total debt at December 31, 1997 included in addition to such indebtedness the accreted value of the 1997 Notes.

(4) The Group raised additional equity financing of pounds sterling 40.4 million, pounds sterling 27.0 million and pounds sterling 64.6 million in the years ended December 31, 1994, 1995 and 1996, respectively.

(5) Earnings before interest, taxes, depreciation and amortization, foreign exchange translation gains and losses, and realized and unrealized gains and losses on derivative financial instruments ("EBITDA") is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and incur indebtedness. EBITDA is not, however, a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as a substitute for net income as a measure of operating results or for cash flows as a measure of liquidity. EBITDA for 1995 includes the costs of pounds sterling 1.24 million incurred in an abandoned equity flotation.

(6) Represents the amount by which loss before income taxes and fixed charges ("earnings") failed to cover fixed charges. Fixed charges consist of interest expense (including amortization of debt issuance costs and debt discount) plus the portion of rental expense under operating leases which has been deemed by the Group to be representative of the interest factor (1/3 of rental expense). Because fixed charges exceeded earnings for all periods presented, a ratio of earnings to fixed charges is not presented.

                                 EXCHANGE RATES

     The following table sets forth, for the years, periods and dates indicated, the average, high, low and period-end Noon Buying Rates for pounds sterling expressed in U.S. dollars per pounds sterling 1.00:


YEAR                    AVERAGE(1)  HIGH    LOW   PERIOD-END
____                    __________  ____    ____  __________
1993                       1.49     1.59    1.42     1.48
1994                       1.54     1.64    1.46     1.57
1995                       1.58     1.64    1.53     1.55
1996                       1.57     1.71    1.48     1.71
1997                       1.64     1.70    1.58     1.64
1998 (through March 18)    1.64     1.67    1.61     1.67
                        __________  ____    ____  __________


(1) The average of the Noon Buying Rates on the last day of each full month during the period.

     The Noon Buying Rate on March 18, 1998 was $1.6711 = pounds sterling 1.00. For a discussion of the impact of exchange rate movements on the Group's financial condition and results of operations as well as its ability to service its U.S. dollar-denominated obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of the Group should be read in conjunction with the consolidated financial statements of the Group and related Notes which are included elsewhere in this Annual Report.

OVERVIEW

     The Group has partially constructed, and is continuing to construct, a fiber-optic cable telecommunications and television network in its franchise areas. Through December 31, 1997, approximately pounds sterling 428 million had been invested (at original cost) in the construction of the Group's network and related systems. As of December 31, 1997, approximately 563,000 of the premises (homes and businesses) in the Group's franchise areas had been passed by civils construction, of which approximately 533,700 premises had been activated, representing approximately 52% of the premises required to be activated under the Group's aggregate final milestone obligations.

     The development and the installation of the network in the Group's franchise areas requires significant additional capital expenditure. These expenditures, together with the associated operating expenses, will continue to result in significant cash requirements, and during the build out period the Group expects to continue to incur operating losses.

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

     One important measure of the success of the Group's operating and marketing strategy is the churn rate, which is a measure of the incidence of service terminations among customers using a given service. Service may be terminated either by the customer or by the Group (generally when the customer is delinquent in payment). For cable television customers, the Group's experience to date has been that the likelihood of churn for a given customer is highest in the period shortly after the customer commences subscription for the service. In addition, cable television churn is subject to seasonal pressures tending to be highest in the early months of each year.

LIQUIDITY AND CAPITAL RESOURCES

     The Group expended net cash to fund investing activities of pounds sterling
155.5 million, pounds sterling 128.2 million and pounds sterling 110.1 million in the years ended December 31, 1995, 1996 and 1997, respectively. In 1995, the Company received net sale proceeds of pounds sterling 56.2 million from marketable securities and invested net cash of pounds sterling 108.8 million in the LCL acquisition, which was funded by new equity and a banking facility which was repaid from the proceeds of the sale of the Company's 11 3/4% Senior Discount Notes Due 2005 (the "1995 Notes") in December 1995. In 1995 and 1996, the Group's net cash used in operating activities was pounds sterling 4.1 million and pounds sterling 1.3 million respectively, and in 1997 the Group's net cash provided by operating activities was pounds sterling 20.9 million. In 1996 and 1997, the Group's investing activities consisted almost exclusively of the ongoing construction of the network. Net cash provided by financing activities was pounds sterling 212.2 million, pounds sterling 54.4 million and pounds sterling 146.6 million in the years ended December 31, 1995, 1996 and 1997. The Group's cash and funding requirements historically have been met principally through the issuance of the Company's senior discount notes in September 1994,

December 1995 and February 1997 (the "Discount Notes") as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings plc, issued two new series of notes (the "1998 Notes"), raising net proceeds of approximately pound sterling 195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. See "--Description of Company Debt". In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

     The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at December 31, 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its current LDL milestones in six of its seven LDL franchises at the end of 1997, although construction has commenced in five of the seven LDL franchises. The Group has applied to the ITC to modify its milestone obligations in all of its LDL franchise areas except Vale of Belvoir. The Group understands that the ITC intends to grant the requested modifications.

     The Group expects that its residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The Group expects the network to be substantially completed by the end of 2001. The Group currently estimates that the additional capital expenditures from December 31, 1997 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately pounds sterling 435 million, although further capital expenditures would be required to substantially complete the network. These expenditures could vary significantly depending on the number of customers actually connected to the network, the availability of construction resources and a number of other factors described below. See Item 1. "Business -- Milestones".

     At December 31, 1997, the Group had constructed and activated a network comprising approximately 52% of its aggregate milestones. The Group estimates that the net proceeds from the sale of the 1998 Notes, existing cash resources and future cash flows from operations will be sufficient to complete the construction and activation of its network to approximately 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of 1999. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that (i) the amounts required to construct the Group's network to meet its milestones exceed its estimates, (ii) the Group's cash flow does not meet expectations or (iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

     The foregoing information with regard to expected completion times, future capital expenditures and the sufficiency of funding is forward-looking in nature. Due to a number of factors, including those identified in the preceding paragraph and below, actual results may differ materially from expected results. In particular, the anticipated further funding requirements will depend upon the Group's cash flow which, in turn, will depend upon a number of variables, including revenue generated from business telecommunications, residential telephone and cable television services, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Group's cash flow. Moreover, there can be no assurance that (i) conditions precedent to the availability of funds under any future debt instruments will be satisfied when funds are required; (ii) the Group will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required; (iii) the cost of constructing and activating the network will not increase significantly; (iv) the Group will not acquire additional franchise areas, which would require additional capital expenditures; or (v) the Group will not incur losses from foreign currency transactions or its exposure to foreign currency exchange rate fluctuations, each of which factors would increase the Group's funding needs.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1997

     The Group experienced significant increases in its customers, revenues and expenses during the three years ended December 31, 1997. In general, such increases were attributable to the Group's continued network construction, marketing of new homes and businesses and the acquisition of LCL in 1995. During the three-year period from December 31, 1994 to December 31, 1997 homes passed by civils construction increased by 480,191 homes (859%), homes activated increased by 476,768 homes (1,488%) and homes marketed increased by 374,457 homes (1,195%). The number of homes that had been passed by civils construction at December 31, 1997 exceeded homes activated by 27,309, compared to a difference of 106,250 homes at December 31, 1996. During 1997, the Group intentionally slowed the pace of civils construction to reduce the gap between homes passed by civils construction and homes activated. In addition, during the early part of the year the pace of civils construction was affected by the phase out of one of the Group's largest civils contractors, which went into liquidation. The Group has continued to focus on its milestone obligations, which are measured in terms of homes activated. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at December 31, 1997. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its current LDL milestones in six of the seven LDL franchises at the end of 1997 although construction has commenced in five of the seven LDL franchises. The Group has applied to the ITC to modify all of its milestone obligations in all of its LDL franchise areas except Vale of Belvoir.

     In addition, in order to improve the management and quality of its residential sales force, in February 1997 the Group terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales staff. Prior to this reorganization, the sales force consisted of approximately 150 residential sales staff who were employed by independent contractors that the Group paid on a full commission basis. The Group now employs residential sales staff directly and pays them on the basis of a salary plus sales commission. At December 31, 1997, the Group employed approximately 135 residential sales staff, including some former contracted sales staff who were hired by the Group in accordance with its employment criteria following interviews. All of these sales staff have now undergone a training process which the Group believes has increased their long-term effectiveness but which has delayed their productivity in the short term. The reorganization delayed the progress of marketing and affected penetration in the areas being marketed during this transitional period. Penetration was also negatively impacted during 1997 by increased competitive activity, in particular from BT, Ionica, CWC and BSkyB. At December 31, 1997, residential telephone line penetration was 38.6% and cable television penetration was 20.6%, compared with 41.4% and 23.5%, respectively, at December 31, 1996.

     REVENUE

     The Group's total revenues were pounds sterling 16.0 million in 1995, pounds sterling 37.5 million in 1996 and pounds sterling 60.3 million in 1997. This growth is attributable to increases in revenues in all three of the Group's primary lines of business and additional revenues of pounds sterling 2.25 million and pounds sterling 10.9 million attributable to the inclusion of LCL's results for the last quarter of 1995 and the full year 1996, respectively.

     As a result of entering into revised interconnect agreements with BT which apply retroactively, the Group will receive outgoing interconnect charge rebates relating to all periods prior to December 31, 1996 and must pay incoming termination rebates relating to the period from April 1, 1995 to December 31, 1996. Based on interim rates for the period from January 1, 1997, no rebates will be due from or payable to BT for the year to December 31, 1997. The rebates that will be given to BT relating to the incoming termination element amount to an estimated pounds sterling 1,351,000, based on final rates for the twelve month period from April 1, 1995 and interim rates for the nine month period from April 1, 1996. This amount has been provided by reducing residential telephone and business telecommunications revenues in 1996 by pounds sterling 776,000 and pounds sterling 575,000 respectively. The total amount of rebates to be received by the Group will be determined by the parties once BT has furnished to the Group a proposed calculation and supporting data and OFTEL has determined the final rates applicable for the nine month period from April 1, 1996. The Group has estimated that the amount of the rebate due to the Group from BT will exceed the amount of the rebates to be provided by the Group to BT. Pending final determination of rebates, the Group has recognized a reduction in interconnect charges in the same period during which the related reduction in revenues is being recognized. Accordingly, a reduction in telephone expenses of pounds sterling 1,351,000 was recorded in 1996.

     The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis adjusting for the incoming termination rebates in the appropriate periods as if the revised interconnect agreements and the final and interim rates had been in effect since April 1995.

     Business Telecommunications. Business telecommunications revenues were pounds sterling 5.9 million in 1995, pounds sterling 9.8 million in 1996 and pounds sterling 14.2 million in 1997, representing increases of 67% and 46%, respectively. The growth in reported revenues is due primarily to (i) an increase in the number of Diamond's business lines installed from 7,036 at December 31, 1995 to 14,737 at December 31, 1996, (ii) an increase in the number of the Group's business lines installed from 18,932 at December 31, 1996 to 27,124 at December 31, 1997 and (iii) the inclusion of pounds sterling 0.5 million and pounds sterling 2.2 million of revenue attributable to LCL in the last quarter of 1995 and the full year of 1996, respectively. The growth in the number of business lines has been partially offset by lower monthly revenue per line. The monthly revenue per line for Diamond decreased from pounds sterling
74.60 in 1995 (pounds sterling 72.02 on a pro-forma basis) to pounds sterling
49.81 (pounds sterling 51.03 on a pro-forma basis) in 1996. The monthly revenue per line for the Group decreased from pounds sterling 50.17 in 1996 (pounds sterling 51.25 on a pro-forma basis) to pounds sterling 46.26 in 1997. This decline was due to a combination of (i) success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (the Group operated 11,971 Centrex lines at December 31, 1997 compared to 7,414 Centrex lines at December 31, 1996 representing 44% and 39% of the total number of business lines at those dates, respectively), (ii) a reduction in certain tariffs in response to price reductions by competitors, including BT, the Group's principal competitor for business telecommunications services, which reduced in each of June 1996 and May 1997 its prices by an average of about 10% for most of its business customers and made smaller price reductions at other times during 1996 and 1997, and (iii) the installation for existing customers of an increasing number of lines utilized for incoming calls in addition to existing lines dedicated solely to outgoing calls. The Group may lower prices in the future if considered appropriate for competitive reasons.

     Residential Telephone.  Residential telephone revenues were pounds sterling
6.7 million (pro-forma pounds sterling 6.4 million) in 1995, pounds sterling
17.7 million (pro-forma pounds sterling 18.0 million) in 1996 and pounds sterling 29.5 million in 1997, representing increases of 166% and 66%, respectively. The growth in residential telephone revenue was due primarily to
(i) an increase in the number of Diamond's residential telephone lines from 36,122 at December 31, 1995 to 76,979 at December 31, 1996, (ii) an increase in the number of the Group's residential telephone lines from 106,460 at December 31, 1996 to 157,171 at December 31, 1997 and (iii) the inclusion of pounds sterling 1.1 million and pounds sterling 5.5 million of residential telephone revenue from the LCL operation for the last quarter of 1995 and the full year 1996, respectively. Monthly revenue per line for Diamond was pounds sterling
18.68 in 1995 and pounds sterling 17.59 in 1996. The Group's average monthly revenues per line increased slightly from pounds sterling 18.40 in 1996 (pounds sterling 18.64 on a pro-forma basis) to pounds sterling 18.75 in 1997. The Group's churn rate (annualized) was 16.3% for 1997 (21.3% before taking into account the adjustments described in note 13 to the table under Item 1. "Business -- Certain Operating Data") as compared to 20.6% for 1996.

     Cable Television.  Cable television revenues increased from pounds sterling
3.5 million in 1995 to pounds sterling 10.1 million in 1996 and pounds sterling
16.6 million in 1997, representing increases of 190% and 65%, respectively. This growth in cable television revenue was primarily due to a combination of (i) an increase in the number of Diamond's cable television customers which rose from 20,261 at December 31, 1995 to 42,419 at December 31, 1996 and an increase in the number of the Group's cable television customers from 59,242 at December 31, 1996 to 83,793 at December 31, 1997, (ii) an increase in Diamond's average monthly revenue per subscriber from pounds sterling 16.80 for 1995 to pounds sterling 17.70 for 1996 and an increase in the Group's average monthly revenue per subscriber from pounds sterling 18.03 for 1996 to pounds sterling 19.84 for 1997 and (iii) the inclusion of cable television revenue of pounds sterling 0.6 million and pounds sterling 3.1 million for the LCL operation for the last quarter of 1995 and the full year 1996, respectively. The increase in average revenue per subscriber is primarily due to increases in cable television pricing.

     The Group's churn rate was 32.7% for 1997 (36.9% before taking into account the adjustments described in Note 13 to the table under Item 1. "Business -- Certain Operating Data") as compared to a churn rate of 40.9% in 1996 and 33.8% in 1995. The Group's churn rate was 25.5% (annualized) in the six months to December 31, 1997 (30.5% before taking into account the adjustments mentioned above) compared to 43.5% in the six months to December 31, 1996. The Group believes that the reduction in churn in 1997 is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group has introduced other policies which contributed to the reducing trend in churn during 1997, including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

     The Group believes that relatively high churn in 1996 and the first half of 1997 was due in part to the effect of increases in the fourth quarter of 1996 in premium channel subscription rates which led certain longer-term customers who had previously benefitted from grandfathered rates to disconnect service, the effect of an increase in basic channel subscription prices, additional price increases resulting from the Group passing on to its customers a new BSkyB charge for Sky Sports 3 (which BSkyB provided to its own sports subscribers at no additional charge) and other aggressive promotional activity of BSkyB, as well as to the application of a stricter disconnect policy relating to non-payment.

     OPERATING COSTS AND EXPENSES

     Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One, increased from pounds sterling 5.5 million in 1995 to pounds sterling 9.8 million in 1996 and pounds sterling 12.1 million in 1997, representing increases of 79% and 24%, respectively. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been pounds sterling 5.0 million and pounds sterling 10.2 million during 1995 and 1996, respectively. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 44% in 1995 to 36% in 1996 and 28% in 1997, due primarily to reduced interconnect charges paid to other operators. Taking into account on a pro-forma basis the rebate-related adjustments to both revenues and expenses during the appropriate periods, telephone expenses as a percentage of combined business telecommunications and residential telephone revenues would have been 42% and 37% for 1995 and 1996, respectively.

     Direct costs for cable television programming, which generally depend on the number of customers, the number of channels and per-subscriber rates charged by programming suppliers, increased from pounds sterling 1.8 million in 1995 to pounds sterling 6.0 million in 1996 and pounds sterling 9.7 million in 1997, representing increases of 228% and 61%, respectively. As a percentage of cable television revenues, these direct costs were 53% in 1995, 60% in 1996 and 59% in 1997. The 61% increase in 1997 compared to 1996 was attributable in large part to the increased number of customers. The 228% increase in 1996 compared to 1995 stemmed from an increase in rates charged by programming suppliers, and increases in the number of channels provided as part of program packages which were not fully offset by increases in the subscriber rates charged to existing customers. Significant price increases made by BSkyB, the largest supplier of programming to the Group, took effect on January 1, 1996. As from October 1996, the Group increased its prices for premium programming, and it increased the price of its basic package in November 1996. The Group also introduced two lower-priced basic packages during November 1996 available to customers in two of the Group's franchise areas only.

     Selling, general and administrative expenses increased by 72% from 1995 to 1996 and by 21% from 1996 to 1997. The increase in 1996 was due to a combination of increased sales commissions and higher administrative costs associated with the expansion of the Group's business and the inclusion of expenses related to LCL during the last quarter of 1995 and the full year 1996. In February 1997, the Group began employing residential salespeople directly and paying them on the basis of a salary plus sales commissions, resulting in a reduction in these combined costs in 1997 compared to 1996. However, these cost reductions were more than offset by increases in administrative costs and marketing expenditures as the Group continued to expand its business.

     Depreciation and amortization expenses increased by 141% from 1995 to 1996 and by 29% from 1996 to 1997. These increases were attributable to the increasing size of the Group's network as well as the LCL acquisition.

     The Group continues to review the potential consequences of changes in technology, its network infrastructure and the industry structure within the UK in general for its plans, operations and the assessment of the useful lives of its assets.

     INTEREST INCOME/EXPENSES AND OTHER EXPENSES

     Interest expense was pounds sterling 17.1 million, pounds sterling 40.3 million and pounds sterling 66.4 million for 1995, 1996 and 1997, respectively. The 1996 increase was due primarily to the accretion of the discount on the 1994 Notes and 1995 Notes of pounds sterling 38.2 million during 1996 compared to pounds sterling 14.3 million during 1995, as well as other interest expense of pounds sterling 1.2 million in 1996. In addition, amortization of debt financing costs was pounds sterling 0.9 million in 1996 compared to pounds sterling 0.3 million in 1995. The 1997 increase is due primarily to the accretion of the discount on the Discount Notes of pounds sterling 55.0 million, which included accretion of discount on the Company's 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") in addition to the 1994 Notes and 1995 Notes. In addition, interest expense in 1997 includes pounds sterling 0.9 million for commitment fees, pounds sterling 1.2 million for amortization of bank debt financing costs, and pounds sterling 6.9 million for the write off of financing costs, all of which relate to a senior bank facility which was terminated in February 1998 as a condition of the issue of the 1998 Notes. 1997 interest expense also includes pounds sterling 1.1 million of other interest expense, and pounds sterling 1.3 million for amortization of Discount Note financing costs. Interest received was pounds sterling 3.9 million in 1995, pounds sterling 3.4 million in 1996 and pounds sterling 6.4 million in 1997, through temporary investment of the proceeds of the Discount Notes.

     Other expenses of pounds sterling 1.2 million in 1995 included costs incurred in connection with an abandoned share offering.

     FOREIGN EXCHANGE GAINS/(LOSSES), NET

     A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1995, the Group recognized an unrealized foreign exchange gain on the translation of its dollar-denominated indebtedness of pounds sterling 0.6 million, an unrealized loss on its short-term securities of pounds sterling 0.3 million and a net realized foreign exchange gain of pounds sterling 0.3 million relating to its operations and the sale of dollar denominated available-for-sale securities. In the year ended December 31, 1996, the Group recognized an unrealized foreign exchange gain on the translation of its liability on the 1994 Notes and the 1995 Notes of pounds sterling 31.5 million, an unrealized gain on its short-term securities of pounds sterling 0.1 million and a net realized foreign exchange loss of pounds sterling 0.4 million relating to its operations. In the year ended December 31, 1997 the Group recognised an unrealized foreign exchange loss on the translation of its liability on the 1994 Notes, the 1995 Notes and the 1997 Notes of pounds sterling 11.7 million, and a net realized foreign exchange loss of pounds sterling 0.8 million relating to its operations and the sale of dollar denominated available-for-sale securities.

     GAIN/LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS

     Losses on derivative financial instruments include an unrealized loss of pounds sterling 0.9 million in 1995, an unrealized profit of pounds sterling 0.2 million in 1996 and an unrealized loss of pounds sterling 0.1 million in 1997 on the mark-to-market valuation of an interest rate swap commitment.

     The Group entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell pounds sterling 200 million at a rate of $1.6289 to pounds sterling 1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to pounds sterling 1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately pounds sterling
3.4 million to the Group. Because of changes in prevailing rates, the Group recorded for the year ended December 31, 1996, an unrealized loss of approximately pounds sterling 8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Notes and 1995 Notes during the same period. During the first quarter of 1997, the Group recorded a gain of approximately pounds sterling 11.5 million on the two offsetting forward contracts, reflecting the reversal of the pounds sterling 8.1 million loss referred to above and the approximately pounds sterling 3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Senior Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell pounds sterling 50 million at a rate of $1.6505 to pounds sterling 1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell pounds sterling 50 million at a rate of $1.6515 to pounds sterling 1. An unrealized gain of pounds sterling 0.7 million has been recorded in the year to December 31, 1997 on these two contracts. The Company has the opportunity to roll forward these contracts in order to cover specific dollar liabilities when they arise or to crystallize a profit at any stage thought appropriate. Therefore the accounting treatment of these contracts, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the statement of operations. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

     As a result of the foregoing factors, the Group had net losses of pounds sterling 27.6 million, pounds sterling 35.8 million and pounds sterling 76.6 million in 1995, 1996 and 1997, respectively.

INFORMATION SYSTEMS - YEAR 2000

     The Group is actively reviewing its information systems in light of year 2000 information processing requirements. The Group believes that its main hardware and operating systems are currently compliant and expects that its key subscriber management and financial systems will be compliant by the end of 1998. The costs of investigating and correcting year 2000 information processing problems has not been and is not expected by the Group to be
material.   Although the Group intends to ensure that all of its systems will be year 2000 compliant, it is generally reliant on third party suppliers for delivery of appropriate system solutions. In addition, the Group may be affected by year 2000 problems encountered by its primary suppliers or customers. Significant year 2000 information processing problems encountered by the Group or certain of its customers or suppliers could have a material adverse effect on the Group.

FOREIGN EXCHANGE RISK

     The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company's 1994 Notes, 1995 Notes and 1997 Notes and Diamond Holdings' dollar denominated notes, which constitute the substantial portion of the Group's existing debt obligations, are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. Accordingly, as noted above, movements in the dollar/pound sterling exchange rate can significantly affect the Group's reported results of operations. For example, based on the aggregate accreted value of the Discount Notes at December 31, 1997, a ten percent decrease in the dollar/pound exchange rate would have increased the Group's reported senior discount note liability by approximately pounds sterling 59.4 million. In the future, the Group will also be subject to transaction risk with respect to the Discount Notes when the Group is obligated to commence making cash interest payments under the Discount Notes in dollars. Such cash payments with respect to the 1994 Notes commence in 2000.

     The Group's results have in the past been affected by the foreign exchange contracts described above, which the Group entered into based on its assessment of foreign currency market conditions and a desire to manage currency exchange exposure risks associated with the dollar-denominated senior discount note liabilities. The Group may from time to time in the future enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group and the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

     The Group is a party to two foreign exchange forward contracts entered into in June 1997. Effective March 17, 1998, the Group closed an interest rate swap agreement that LCL had entered into prior to its acquisition by the Company at a cost to the Group of pounds sterling 1,258,200. See Note 17 to the Notes to the Consolidated Financial Statements. Neither this nor any other similar instrument currently held by the Group is expected to materially affect the Group's results of operations.

DESCRIPTION OF COMPANY DEBT

     Description of Discount Notes

     To help fund the Group's operations, in September 1994 the Company issued $285,101,000 in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to pounds sterling 91 million after issuance costs of pounds sterling 4 million. Cash interest is not payable on the 1994 Notes prior to September 30, 1999. Thereafter, cash interest on the 1994 Notes is payable at a rate of 13 1/4% per annum.

     On December 15, 1995, the Company issued $530,955,000 in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to pounds sterling 187 million after issuance costs of pounds sterling 8 million. Cash interest is not payable on the 1995 Notes prior to December 15, 2000. Thereafter, cash interest on the 1995 Notes is payable at a rate of 11 3/4% per annum.

     On February 27, 1997, the Company issued $420,500,000 in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to approximately pounds sterling 149 million after issuance costs of approximately pounds sterling 5 million. Cash interest is not payable on the 1997 Notes prior to August 15, 2002. Thereafter, cash interest on the 1997 Notes is payable at a rate of 10 3/4% per annum.

     Description of 1998 Notes

     On February 6, 1998, Diamond Holdings plc, a subsidiary of the Company, issued pounds sterling 135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 9 1/8% Senior Notes due February 1, 2008. Net proceeds received by the Company amounted to approximately pounds sterling 195 million after issuance costs of approximately pounds sterling 8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Group intends to address this item in its 1998 annual report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See pages F-1 through F-28 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information concerning the directors of the Company and senior management of the Group is set forth below:


         NAME                   AGE     POSITION HELD
         ----                   ---     -------------

         Lord Pym                75     Director and Non-Executive Chairman
         Robert T. Goad          43     Director, Chief Executive Officer
         Richard A. Friedman     40     Director
         John L. McDonald        23     Director*
         Thomas Nilsson          49     Director
         Muneer A. Satter        37     Director
         John L. Thornton        44     Director
         Nicholas R. Millard     47     Chief Financial Officer
         J.A. Duncan Craig       42     Chief Accounting Officer


     (All of Diamond Plaza, Daleside Road, Nottingham NG2 3GG England)

     Lord Pym has been a Director and Non-Executive Chairman since February 1995. He is a Member of the House of Lords and a former Member of Parliament and served, among other things, as Secretary of State for Defense from 1979 to 1981 and Foreign and Commonwealth Secretary from 1982 to 1983. He was President of the Atlantic Treaty Association from 1985 to 1988. Lord Pym is also a director of Christie Brockbank Shipton Ltd., St. Andrews (Ecumenical Trust) Ltd. and The Landscape Foundation.

     Mr. Goad has been a Director and Chief Executive Officer since May 1994 and served as Chief Financial Officer from May 1994 until July 1995. Mr. Goad is a founder of and principal in ECE Management International, LLC ("ECE Management International") and has been President of Columbia Management since 1984.

     Mr. Friedman has been a Director since May 1994. Mr. Friedman is a managing director of Goldman, Sachs & Co. and head of that firm's Principal Investment Area. Mr. Friedman is Chairman of AMF Bowling, Inc., Chairman of AMF Worldwide Bowling, Inc. and on the Advisory Committee or Board of Directors of Globe Manufacturing Co., Marcus Cable Company, L.P., and Polo Ralph Lauren Corporation.

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

     Mr. Nilsson has been a Director since February 1995. Mr. Nilsson is managing director and a member of the Executive Committee of Investor AB and was Managing Director of AB Export Invest from 1985 to 1994. He is also a Board Member of European Acquisition Capital, WM Data, Svenska Dagbladet, Compagnie Immobiliere de Belgique, STORA Finance and Tufton Oceanic Investments Ltd.

     Mr. Satter has been a Director since May 1994. Mr. Satter is a managing director of Goldman Sachs International and co-head of that firm's European Principal Investment Area. Mr. Satter joined Goldman


-----------

*On March 10, 1998, Mr. McDonald resigned as Director of Diamond Cable Communications Plc and as a Director of Diamond Holdings Plc.

Sachs in 1988. Mr. Satter is also on the Advisory Committee or Board of Directors of Bran + Luebbe GmbH, Empe Holdings GmbH and Point Holdings Limited.

     Mr. Thornton has been a Director since May 1994. Mr. Thornton joined Goldman Sachs in 1980. He is currently Chairman of Goldman Sachs Asia and is also a member of the six-person Executive Committee that manages Goldman Sachs and its global operations. Mr. Thornton is also non-Executive Chairman of Laura Ashley plc and a Director of the Ford Motor Company, British Sky Broadcasting Group plc and the Pacific Century Group (Hong Kong and Singapore).

     Mr. Millard has been Chief Financial Officer since July 1995. Prior to joining the Group, Mr. Millard was Group Financial Controller and a Director of the Industrial Division of Brent International Plc. Mr. Millard is a Chartered Accountant with experience at Arthur Andersen.

     Mr. Craig has been Chief Accounting Officer since August 1990. Prior to joining the Group, Mr. Craig was Finance Director of Video Magic Leisure Group plc, a retail video distribution company which became a publicly quoted company in 1989. Mr. Craig is a Chartered Accountant with experience at KPMG and Price Waterhouse.

     Certain information concerning certain other key employees of the Group is set forth below:


    NAME                     AGE     POSITION HELD
    ----                     ---     -------------

    Nicholas J. Dearden       48     Management Information Systems Director
    Mark L. Harris            43     Technical Services Director
    John W. McAuley           50     Marketing and Programming Director
    Susan L. Milner           41     Customer Services Director
    Stuart Roberts            46     Residential Sales Director
    Stephen D. Rowles         44     Executive Director
    Peter C. Savage           39     Human Resources and Administration Director
    Katherine B. Wolfsohn     36     Legal Director and Company Secretary


     Mr. Dearden joined the Group in May 1997 as Management Information Systems Director. Mr. Dearden has held senior management and director positions in American Express Europe, Mercury and Action Computer Supplies.

     Mr. Harris joined the Group in August 1994 as Technical Services Director. Prior to joining the Company, Mr. Harris held various senior management positions in the United States at Communications Services Inc.,
Tele-Communications Inc., Vista Cable Vision and Intercontinental Cable Services. Mr. Harris is a member of the National Society of Professional Engineers (U.S.) with over 20 years experience in communications engineering management.

     Mr. McAuley joined the Group in August 1995 as Marketing and Programming Director. Prior to joining the Group, Mr. McAuley had six years experience at IBM where he held various marketing management positions. Mr. McAuley has previous experience in Cadware Incorporated, a PC software development company where he held the post of Vice President of Marketing, Hudson Technologies, a PC software publisher where he held a similar position and at Philip Morris where he held a number of senior management/director level appointments in the marketing field over a 12-year period.

     Ms. Milner joined the Group in November 1992 and became Customer Services Manager in 1993 and Customer Services Director in 1996. Ms. Milner had six years experience with BT where she held positions in telephone operations.

     Mr. Roberts joined the Group in May 1997 as Residential Sales Director. Prior to joining the Group, Mr. Roberts held senior sales and marketing positions at Rank Xerox, BAT Industries and G.E.C.

     Mr. Rowles joined the Group in January 1992 as Telecommunications Director and became Executive Director in 1997. Prior to joining the Group, Mr. Rowles was a founder of RPL Telecommunications plc, a PABX equipment and systems vendor, and served there as a Director from 1982 through 1991.

     Mr. Savage joined the Group in June 1993 as Human Resources Director. Prior to joining the Group Mr. Savage held positions in British Coal as Personnel Manager for the Southern Region and as Deputy to the Head of Employment Policy Branch. Mr. Savage is a member of the Institute of Personnel and Development.

     Ms. Wolfsohn joined the Group in November 1996 as Legal Director and Company Secretary. Prior to joining the Group, Ms. Wolfsohn was Legal Director and Company Secretary at Bell Cablemedia plc for two years. Ms. Wolfsohn had seven years previous experience in the corporate department of Linklaters & Paines in London and qualified as a solicitor in Melbourne, Australia in 1986.

BOARD OF DIRECTORS

     The Company's Articles of Association (the "Articles") provide that unless otherwise determined by ordinary resolution, the number of directors (other than alternate directors) shall be not less than two but shall not be subject to any limit. Presently, the Board of Directors comprises seven members.

     The Shareholders Agreement grants ECCP the right pursuant to the Articles to appoint up to four members of the Company's board of directors, one of whom may exercise voting control at meetings of the directors. The McDonald Interests are given the right to appoint one director. Under the Relationship Agreements between ECCP and Investor Investments and ECCP and DCI Capital Partners ("DCI") dated October 12, 1994 and June 21, 1996 respectively (the "Relationship Agreements"), Investor Investments and DCI each have the right to require ECCP to procure (so far as it is legally able) that the Company appoints one director designated by each of them. Presently Messrs. Goad, Friedman, Thornton and Satter are the ECCP appointees, Mr. Nilsson is the Investor Investments appointee and, until March 10, 1998, Mr. McDonald had been the McDonald Interests appointee. DCI has not yet made an appointment. Prior to obtaining a listing of or making trading arrangements in respect of the Company's ordinary shares of 2.5 pence each ("Shares"), the parties to the Shareholders Agreement have agreed to discuss the practicality of continuing such rights (in so far as they arise out of the Shareholders Agreement) in force after the listing becomes effective.

MANAGEMENT AGREEMENT

     DCL entered into a 10-year management agreement with effect from June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by Ralph H. Booth II and Robert T. Goad. As of April 4, 1996, ECE Management assigned its rights and obligations under the Management Agreement to ECE Management International, also controlled by Ralph
H. Booth II and Robert T. Goad. As of July 1, 1996 DCL assigned its rights and obligations under the Management Agreement to the Company. Pursuant to the Management Agreement, ECE Management International will manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Group, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Group's business and the retention of consultants. The Management Agreement provides for an annual management fee of $200,000 and reimbursement of ECE Management International's expenses. Under a separate agreement between, among others, the Company and DCL, the Group is entitled to recharge to DCL fees and expenses incurred under the Management Agreement up to a maximum amount.

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

     In addition to Mr. Goad and Mr. Booth, the management team at ECE Management International includes Gary Cox. Gary Cox is a principal in ECE Management International with primary responsibility for the Group's network design construction and operation and its technology. Mr. Cox has over twenty years experience in the cable television industry including serving as Chief Operating Officer of Communications Services, Inc. ("CSI") upon the management buyout of that company in 1984. CSI was subsequently sold to Tele-Communications, Inc. in 1989 at which time it had approximately 275,000 subscribers. Mr. Cox also participated in the development of the network architecture for the English Cable system. See "Certain Transactions -- Management Agreement". Principals of ECE Management hold options over 110,000 shares, granted on February 23, 1995 and 220,000 shares granted on October 24, 1995 under the Senior Management Options Scheme (described below) with an exercise price of pounds sterling 3.44 per Share and pounds sterling 4.11 per Share, respectively.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Group during the years ended December 31, 1995, 1996 and 1997 for Gary L. Davis (the Managing Director of the Group during these years); and for Nicholas R. Millard. See "-- Employment Agreements and Other Arrangements" below for a description of certain other transactions involving Mr. Davis. In addition, the following table sets forth the compensation by the Group during the years ended December 31, 1995, 1996 and 1997 for Stephen D. Rowles, for Mark Harris for the years ended December 31, 1995,1996 and 1997 and during the year ended December 31, 1997 for John W. McAuley, who, while not executive officers of the Group, would have been among the most highly compensated executive officers during 1995, 1996 and 1997 had they been such.

                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION(1)
                                     ----------------------------------------
                                                                                  SECURITIES
                                                                                  UNDERLYING
                                                                 OTHER ANNUAL       OPTIONS
Name and Principal Position          YEAR    SALARY    BONUS    COMPENSATION (2)      (#)
---------------------------          ----   --------  --------  ----------------  ----------

Gary L. Davis,
Managing Director(3)..............   1997    $61,601        --       $96,554           --
                                     1996   $256,845  $111,300       $37,715           --
                                     1995   $233,025   $77,675       $31,547      218,000
Nicholas R. Millard,
Chief Financial Officer...........   1997    $70,700  $106,297      $150,114           --
                                     1996   $162,669   $95,889       $36,076           --
                                     1995    $69,908   $34,954       $16,223       60,000
John W. McAuley
Marketing and Programming Director   1997   $147,843   $51,745       $39,702           --

Stephen D. Rowles,
Executive Director................   1997   $200,257        --       $22,019           --
                                     1996   $153,900   $17,230       $17,760           --
                                     1995    $76,620   $46,605       $14,281           --
Mark Harris,
Technical Director................   1997   $147,843   $82,135       $31,290       30,000
                                     1996   $145,544   $85,615       $35,912           --
                                     1995   $125,663   $40,391       $23,025       30,000

(1) Payments made in 1995, 1996 and 1997 in pounds sterling are presented in U.S. dollars based on an exchange rate of $1.5535 to pounds sterling 1.00, $1.7123 to pounds sterling 1.00 and $1.6427 to pounds sterling 1.00, the Noon Buying Rates on December 29, 1995, December 31, 1996 and December 31, 1997 respectively.

(2) Mr. Davis' "Other Annual Compensation" for 1997 includes $164,270 received in connection with his retirement as Managing Director of the Company and subsequent resignation as a Director, $3,285 for house rental, $5,897 for the lease of a car, $296 for health insurance, $17,537 for travel expenses, $82 for use of mobile phone and $5,186 for other living expenses, for 1996 includes $15,410 for house rental, $15,962 for the lease of a car, $1,087 for health insurance and $5,256 for other living expenses, and for 1995 includes $18,642 for house rental, $8,543 for the lease of a car, $926 for health insurance and $3,436 other living expenses. Mr. Millard's "Other Annual Compensation" for 1997 includes $12,813 for home rental, $11,663 for the provision of a car, $749 for health insurance, $124,320 in pension contributions, $329 for use of mobile phone and $240 for other living expenses, for 1996 includes $13,356 for home rental, $11,972 for the provision of a car, $908 for health insurance, $9,246 in pension contributions and $594 for other living expenses, and for 1995 includes $6,059 for home rental, $6,181 for the provision of a car, $343 for health insurance, $3,495 in pension contributions and $145 for other living expenses. Mr. McAuley's "Other Annual Compensation" for 1997 includes $9,856 for house rental, $9,582 for the provision of a car, $749 for health insurance, $16,624 for school fees, $329 for use of mobile phone and $2,563 for travel expenses. Mr. Rowles' "Other Annual Compensation" for 1997 includes $11,418 for the provision of a car, $416 for health insurance, $9,856 in pension contributions and $329 for use of mobile phone, for 1996 includes $10,606 for the provision of a car, $647 for health insurance, $343 for other living expenses and $6,164 in pension contributions, for 1995 includes $9,427 for the provision of a car, $660 for health insurance and $4,194 in pension contributions. Mr. Harris' "Other Annual Compensation" for 1997 includes $9,856 for home rental, $16,969 for the provision of two cars, $665 for health insurance, $3,471 for school fees and $329 for use of mobile phone, for 1996 includes $20,385 for the provision of two cars, $4,101 for school fees, $810 for health insurance, $10,274 for home rental and $342 for other living expenses and for 1995 includes $19,747 for the provision of two cars, $2,455 for school fees and $823 for health insurance.

(3) Mr. Davis retired from his day-to-day responsibilities as Managing Director of the Company effective March 12, 1997 and resigned as a Director as of April 26, 1997. Mr. Davis received a termination payment of $164,270.

SENIOR MANAGEMENT OPTION SCHEME

     The Company adopted a Senior Management Option Scheme on October 27, 1994 which has not been approved by the U.K. Inland Revenue. Under the scheme, the Board of Directors may, for a period of 10 years, grant options over Shares with an exercise price of pounds sterling 3.44 or such other price as the Board of Directors may determine, to executives or other individuals associated with the Group selected by the Board of Directors. Options granted on or before

April 30, 1995 can be exercised as to 50% of the shares subject to the option on or after June 30, 1998 and as to the other 50% on or after June 30, 1999, in each case, until the seventh anniversary of the date of grant of the option. Options granted after April 30, 1995 can only be exercised as to 50% on or after the fourth anniversary of the date of grant, and as to the remaining 50%, on or after the fifth anniversary of the date of grant, in each case, until the seventh anniversary of the date of grant of the option. Options may be exercised early in certain circumstances if the option holder ceases to be a director or employee of the Group or if there is a change in control of the Group.

     Options over a total of 728,000 Shares were granted to directors, senior management and certain principals of ECE Management on February 23, 1995 and July 19, 1995 under the Senior Management Option Scheme with an exercise price of pounds sterling 3.44. Of these 218,000 were granted to Gary Davis and 10,000 to Lord Pym.

     On October 24, 1995, options over a total of 490,000 shares were granted to directors, senior management and certain principals of ECE Management under the Senior Management Option Scheme with an exercise price of pounds sterling 4.11 per share. On May 7, 1997, options over a total of 30,000 shares were granted to Mark Harris under the Senior Management Option Scheme with an exercise price of pounds sterling 4.11 per share. On November 19, 1997, options over a total of 47,500 shares were granted to senior management under the Senior Management Option Scheme with an exercise price of pounds sterling 4.11 per share.

     Options were granted on January 5, 1995 to CGT, in which Mr. Davis and his family are shareholders, over 654,000 Shares with an exercise price of pounds sterling 3.44 and are exercisable at any time up to January 5, 2002. These options were not granted under the Senior Management Option Scheme but are subject to some of the provisions of the Senior Management Option Scheme.

     According to the rules of the Senior Management Option Scheme, the aggregate number of shares which have been or may be issued pursuant to options granted under the Senior Management Option Scheme and options granted under any other option scheme of the Company may not exceed 10% of the Company's then current issued share capital.

     Except as stated above and in the table below, the Company granted no options to the executive officers and employees whose compensation is disclosed above during its fiscal years ended December 31, 1996 and 1997.

     Set forth below is certain information regarding options granted to the executive officers and employees whose compensation is disclosed above.


                      OPTIONS GRANTED IN FISCAL YEAR 1997


                                                                                   POTENTIAL REALIZABLE
                                     % OF TOTAL                                      VALUE AT ASSUMED
                    NUMBER OF         OPTIONS                                      ANNUAL RATES OF STOCK
                    SECURITIES       GRANTED TO                                     PRICE APPRECIATION
                    UNDERLYING       EMPLOYEES      EXERCISE                         FOR OPTION TERM
                      OPTIONS         IN FISCAL      PRICE                         ---------------------
NAME                GRANTED (#)      YEAR 1997     (L./SHARE)    EXPIRATION DATE    5% (L.)     10% (L.)
----                -----------      ----------    ----------    ---------------   --------    ---------

Mark Harris.......     30,000           39%          L.4.11       May 7, 2004      L.50,196    L.116,976

COMPENSATION OF DIRECTORS

     The Articles of Association of the Company provide that the ordinary remuneration to directors who are not executive officers shall not exceed in aggregate pounds sterling 300,000 per year (excluding amounts payable under any other provision of the Articles of Association) or such higher amount as the shareholders may determine by an ordinary resolution. Such directors may be paid extra remuneration by way of salary, commission or otherwise as the Board may determine. The aggregate remuneration paid to Directors of the Company during 1995, 1996 and 1997 was pounds sterling 250,307, pounds sterling 267,026, and pounds sterling 307,436, respectively (excluding loans to Mr. Davis by MMI described below).

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

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

     DCL entered into a Service Agreement with Mr. Davis, on May 17, 1994 (the "Service Agreement"), which provided that Mr. Davis would act as Managing Director of the Company for a period of two years from May 6, 1994 and thereafter unless and until terminated by six months' notice. The Service Agreement further provided that in carrying out his duties, Mr. Davis would act under the direction of DCL's board of directors. The Service Agreement provided that Mr. Davis' initial salary was pounds sterling 150,000 a year plus a bonus of up to half his salary calculated by performance criteria determined annually by the board of directors of DCL.

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

     The Group has entered into a service contract which commenced as of July 1, 1995 with Mr. Millard, which can be terminated by Mr. Millard on six months notice and by the Group on 24 months notice, and a service contract with Mr. Rowles for a minimum period of 39 months commencing April 1, 1996.

     With respect to Mr. Goad, the ECCP partnership agreement provides that while the Management Agreement is in force, ECCP shall maintain Mr. Goad as Chief Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Board of Directors does not have a compensation committee. During 1997, Mr. Goad and Mr. Davis were the only officers and employees of the Company who participated in deliberations of the Board of Directors concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1997, certain information regarding beneficial ownership of the Company's ordinary shares of
2.5 pence each ("Shares") held by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's outstanding voting securities and (ii) all directors and executive officers of the Company individually and as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER                   NUMBER      PERCENT(1)
------------------------------------                 ----------    ----------

European Cable Capital Partners, L.P.(2)
85 Broad Street, New York, NY 10004                  39,447,443      66.7%

AmSouthBank of Alabama, as Trustee (3)
1901 Sixth Avenue North, Third Floor,
Harbert Plaza, Birmingham, AL 35203                   8,750,238      14.8%

DCI Capital Partners
9830 Wilshire Boulevard,
Beverly Hills, California CA 90212                    3,909,754       6.6%

Investor Investments AB
Arsenalsgatan 8c, P.O. Box 161574, S-103 24
Stockholm, Sweden                                     3,909,754       6.6%

Booth English Cable Inc.(4)
33 West Fort St., Suite 1230 Detroit, MI 48226        4,118,601       6.9%

Robert T. Goad(5)
c/o Columbia Management, Inc. P.O. Box 499,
Carmel, IN 46032                                      2,991,099       5.1%

All directors and executive officers of the
Company as a group (6)                                2,991,099       5.1%


(1) The percentage of Shares owned has been calculated based on the 59,138,791 Shares which are outstanding. The number of Shares outstanding does not include 1,534,500 Shares issuable upon the exercise of options which are in issue.

(2) A Delaware limited partnership in which various investment funds managed by Goldman, Sachs & Co. or its affiliates hold an aggregate 83.3% interest. The other limited partners are Booth English Cable, Inc., 9.1%, and Columbia Management, Inc., 7.6%, which are affiliates of Booth American Company and Robert T. Goad, respectively. In addition, other investment funds managed by Goldman, Sachs & Co. or its affiliates directly own 4.2% of the outstanding Shares, and, as a result, Goldman, Sachs & Co. or its affiliates (the Goldman Sachs Affiliates) effectively control 70.9% of the currently outstanding Shares.

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

(6) Includes the interests held by Mr. Goad, but does not include 2,187,556 Shares of the John L. McDonald Grantor Trust of which John L. McDonald is the beneficiary.

     The authorized share capital of the Company consists of pounds sterling 3,750,001.50 divided into 150,000,000 Shares with voting rights, of which 59,138,791 Shares are outstanding, and six non-voting deferred shares of 25 pence each, all of which are outstanding but none of which carry voting rights. Five of the non-voting deferred shares are held by AmSouth Bank of Alabama, as trustee for the McDonald Interests ("AmSouth"), and one is beneficially owned by CGT, a company in which Mr. Davis (former Managing Director) and his family are interested. The non-voting deferred shares entitle the holders thereof only to the repayment of the amounts paid up on such shares after payment to the holders of Shares of pounds sterling 100,000 for each Share. The holders of non-voting deferred shares will not be entitled to the payment of any dividend or other distribution.

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

     Pursuant to the Shareholders Agreement, certain matters may not be determined without prior written approval of the McDonald Interests and the holders of a majority of the Shares. These matters include: (i) any issue of shares in the Company at a price less than the lower of the price paid by ECCP for ordinary shares in the acquisition by ECCP (taking account of the price at which ECCP has subscribed for further equity) and the fair value at the time of such share issue determined by an independent expert, (ii) any capital reconstruction or reorganization or amendment to the Company's Articles of Association, if unfairly prejudicial to the McDonald Interests, (iii) the sale of certain franchises, (iv) any transaction by the Company with any party or affiliate of a party on any basis other than on commercial arm's-length terms,
(v) any material amendment to the Company's business plan that would likely frustrate in a materially adverse manner the achievement of the construction milestones set out in the business plan, (vi) (save in restricted circumstances) the service by the Board of a notice to compel a shareholder to dispose of interests in the Company's shares that may jeopardize a material license of the Company and (vii) the winding up of the Company or any equity repayment by the Company.

     As to other provisions see Item 13. "Certain Relationships and Related Transactions -- Shareholders Agreement."

RELATIONSHIP AGREEMENTS

     Investor Investments and DCI entered into Relationship Agreements (the "Relationship Agreements") with ECCP dated October 12, 1994 and June 21, 1996, respectively. Under the Relationship Agreements, Investor Investments and DCI each have the right to appoint one director to the board of the Company. Pursuant to each of the Relationship Agreements (as well as its obligations under the Shareholders Agreement), prior to an admission of ordinary shares to listing or similar arrangements (an "IPO"), ECCP has agreed to procure (so far as it is legally able) that the Company will invite Investor Investments and DCI to subscribe for a proportion of any further shares which the Company may issue wholly for cash, such proportion to be equivalent to Investor Investments' or DCI's (as the case may be) percentage interest in the Shares.

     Pursuant to the Relationship Agreements, ECCP has agreed to procure (so far as it is legally able) that the Company will not, prior to an IPO, take certain actions without the prior written approval of Investor Investments and DCI. These actions are: (i) any capital reconstruction or reorganization, if unfairly prejudicial to Investor Investments or DCI, as the case may be, (ii) any transaction by the Company with ECCP or its affiliates on any basis other than on commercial arm's-length terms, and (iii) the winding up of the Company or any equity repayment by the Company.

     For a discussion of certain provisions of the Relationship Agreements, see
Item 13. "Certain Relationships and Related Transactions -- Relationship Agreements".



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to the Management Agreement, ECE Management International has agreed to manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Group, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Group's business and the retention of consultants. The contract provides for an annual management fee of $200,000 per year. In addition, the Company has agreed to reimburse ECE Management International for expenses incurred in the performance of its duties, and to indemnify ECE Management International from any liability incurred in connection with the performance of its duties, except in the case of ECE Management International's willful misconduct, gross negligence or bad faith. See Item 10. "Directors and Executive Officers of the Registrant -- Management Agreement". ECE Management International is directly or indirectly owned by Robert T. Goad (55% beneficial interest) and Ralph H. Booth II (45% beneficial interest). The Group believes that the terms of the Management Agreement are, taken as a whole, as favorable to the Group as those which could have been obtained from an unaffiliated third party through arm's-length negotiation. During 1995, 1996 and 1997, the Group recorded expenses of pounds sterling 1,085,000, pounds sterling 1,610,000 and pounds sterling 2,061,000, respectively, as amounts paid or payable to ECE Management and/or ECE Management International in connection with management services provided to the Group and all related expenses incurred. The Management Agreement will terminate if Mr. Goad dies or ceases to perform services under the agreement for more than 3 months. In addition, the Group may terminate the Management Agreement (after consultation with ECE Management International) if Diamond materially underperforms compared to ECE Management International's business plan, provided such underperformance is not caused by events which are beyond ECE Management International's control.

SHAREHOLDERS AGREEMENT

     Pursuant to the Shareholders Agreement, certain matters may not be determined without prior written approval by the McDonald Interests and the holders of a majority of the ordinary shares. See Item 12. "Security Ownership of Certain Beneficial Owners and Management".

     The Shareholders Agreement also provides that each party thereto will (so far as it is able) procure that any contract between the Company and that party or any of its affiliates is made on an arm's length commercial basis. Unless ECCP agrees otherwise on any particular occasion, the Group is required to retain Goldman, Sachs & Co. or an affiliate of Goldman, Sachs & Co. exclusively to perform all investment banking services for customary compensation and on other terms consistent with an arm's length transaction.

     The Shareholders Agreement also places certain restrictions on the transfer of shares held by the parties and grants certain registration rights.

RELATIONSHIP AGREEMENTS

     Pursuant to the Relationship Agreements, ECCP is required to procure (so far as it is legally able) that certain actions by the Group are not taken without the prior written approval of Investor Investments and DCI. See Item
12.  "Security Ownership of Certain Beneficiary Owners and Management".

     The Relationship Agreements also provide that each party thereto will (so far as it is able) procure that any contract between the Group (or any of its affiliates) and that party (or any of its affiliates) is made on an arm's-length commercial basis. Unless ECCP agrees otherwise on any particular occasion, the parties are required to procure (so far as they are legally able) that the Group retains Goldman, Sachs & Co. or an affiliate of Goldman, Sachs & Co. exclusively to perform all investment banking services for customary compensation and on other terms consistent with an arm's-length transaction.

     The Relationship Agreements also place certain restrictions on the transfer of shares held by the parties and grant certain registration rights.

OTHER RELATIONSHIPS

     Goldman, Sachs & Co. and Goldman Sachs International acted as purchasers in connection with the 1998 Notes offering and received aggregate underwriting commissions of approximately $9,950,000. Goldman, Sachs & Co. acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co. acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co. received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co. acted as advisor in connection with Diamond's acquisition of LCL and received an advisory fee for their services amounting to pounds sterling 1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of a recently terminated bank facility for which it has charged fees of approximately pounds sterling 400,000 in 1996. In 1995, Goldman, Sachs & Co. charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co. rendered to the Group. Goldman, Sachs & Co. was the counterparty to foreign exchange contracts entered into by the Group in 1996 and 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gains/Losses on Derivative Financial Instruments".

     John Thornton, who is a managing director of Goldman Sachs International and a Director of the Company, is also a director of BSkyB, a principal supplier of programming to the Group and a principal competitor of the Group. See Item 1. "Business -- Cable Television" and Item 1. "Business -- Competition -- Cable Television".

     Robert T. Goad, a Director and the Chief Executive Officer of the Company also has an indirect minority interest in NTL, which has significant cable interests in the U.K.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    The following Consolidated Financial Statements of Diamond Cable
            Communications Plc are filed as part of this report:


                                                                         Page
                                                                         ----
            Independent Auditors' Report.............................    F-2
            Consolidated Statements of Operations for each of the
            years in the three year period ended December 31, 1997...    F-3
            Consolidated Balance Sheets at December 31, 1996 and 1997    F-4
            Consolidated Statements of Shareholders' Equity/(Deficit)
            for each of the years in the three year period ended
            December 31, 1997........................................    F-5
            Consolidated Statements of Cash Flows for each of the
            years in the three year period ended December 31, 1997...    F-6
            Notes to the Consolidated Financial Statements...........    F-7

      2.    Not applicable.

      3.    Exhibits:




  *3.1    Memorandum and Articles of Association of Diamond Cable
          Communications Plc.
  *3.2    Memorandum and Articles of Association of Diamond Holdings Plc.
          (incorporated  by reference to the Company's registration statement on
          Form S-4 (Exhibit No. 3.2)).
 *10.1    Indenture dated as of February 27, 1997 between Diamond Cable
          Communications Plc and The Bank of New York, as Trustee.
 *10.2    Senior Notes Depositary Agreement, February 27, 1997 between Diamond
          Cable Communications Plc and the Bank of New York, as Book-Entry
          Depositary.
 *10.3    Shareholders Agreements, dated as of September 1, 1994 among ECCP,
          AmSouth, as trustee for the McDonald Interests, CGT Family
          Corporation, GS Capital Partners, L.P., William W. McDonald and
          Diamond Cable Communications Plc. (incorporated by reference to the
          Company's registration statement on Form S-1 (File No. 33-83740,
          Exhibit No. 10.1)).
 *10.4    Management Agreement, dated July 5, 1994, between ECE Management
          Company and Diamond Cable (Nottingham) Limited (incorporated by reference to the Company's registration statement on Form S-1 (File
          No. 33-83740, Exhibit No. 10.2)).
 *10.5    Service Agreement, dated May 17, 1994, between Gary L. Davie and
          Diamond Cable (Nottingham) Limited (incorporated by reference to the
          Company's registration statement on Form S-1 (File No. 33-83740,
          Exhibit No. 10.3)).
 *10.6    Service Contract, dated March 1, 1994, between Duncan Craig and
          Diamond Cable (Nottingham) Limited (incorporated by reference to the
          Company's registration statement on Form S-1 (File No. 33-83740;
          Exhibit No. 10.4)).
 *10.7    Loan Facility agreement, dated February 13, 1997, among Diamond Cable
          Communications (UK) Ltd, Jewel Holdings Limited, Natwest Markets and
          National Westminster Bank plc, filed as an exhibit to the Company's
          1996 Annual Report on Form 10-K, file No. 33-83740, and incorporated by reference herein.
 *10.8    Service Contract, dated as of April 1, 1996, between Diamond Cable
          (Nottingham) Ltd. and Stephen Rowles, filed as an exhibit to the
          Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and
          incorporated by reference herein.
 *10.9    Service Agreement, dated July 1, 1995, between Diamond Cable
          Communications Plc and Nicholas Millard, filed as an exhibit to the
          Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and
          incorporated by reference herein.
 *10.10   Senior Management Option Scheme, adopted on October 29, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, File No.
          33-83740, and incorporated by reference herein.
 *10.11   Form of Subscription Agreement among Company and Shareholders relating to equity commitment (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374; Exhibit No.
          10.7)).
 *10.12   Form of Indenture, dated as of December 15, 1995, between Diamond
          Cable Communications Plc and The Bank of New York, as Trustee
          (incorporated by reference to the Company's registration statement on
          Form S-1 (File No. 33-98374; Exhibit No. 4.1)).
 *10.13   Form of Senior Notes Depositary Agreement, dated as of December 16,
          1995, between Diamond Cable Communications Plc and The Bank of New
          York, as Book-Entry Depositary (incorporated by reference to the
          Company's registration statement on Form S-1 (File No. 32-98374;
          Exhibit No. 4.2)).
 *10.14   Indenture, dated as of September 29, 1994 between Diamond Cable
          Communications Plc and The Bank of New York, as Trustee (incorporated by reference to the Company's registration statement on Form S-1 (File
          No. 33-83740, Exhibit No. 4.1)).
 *10.15   Senior Notes Depositary Agreement, dated as of September 29, 1994 between Diamond Cable Communications Plc and The Bank of New York, as
          Book-Entry Depositary (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740; Exhibit No.
          4.2)).
 *10.16   First Supplemental Indenture, dated as of May 31, 1996 between Diamond
          Cable communications Plc and The Bank of New York, as Trustee
          (incorporated by reference to the Company's registration statement on
          Form S-1 (File No. 33-83740; Exhibit No. 4.3)).
 *10.17   Service Contract, dated September 18, 1996, between Diamond Cable
          (Nottingham) Ltd. and Stephen Rowles (incorporated by reference to the
          Company's registration statement on Form S-4 (Exhibit No. 10.9).
 *10.18   Supplemental Management Agreement, dated February 27, 1997, among
          Diamond Cable Communications Plc, Diamond Cable Communications (UK)
          Ltd and ECE Management International, LLC.
 *10.19   Second Supplemental Agreement, dated 4 April 1997, relating to a Loan
          Facility Agreement among Diamond Cable Communications (UK) Ltd,
          Natwest Markets and CIBC Wood Gundy PLC.
 *10.20   Indenture, dated as of February 6, 1998 among Diamond Holdings Plc,
          Diamond Cable Communications Plc and The Bank of New York, as Trustee
          (incorporated by reference to the Company's registration statement on
          Form S-4 (Exhibit No. 4.1)).
 *10.21   Senior Note Depositary Agreement, dated February 6, 1998, among Diamond
          Holdings, the Bank of New York, as Global Depositary, and the Owners
          of Book-Entry Interests (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 4.2)).
 *12      Computation of Ratio of Earnings to Fixed Charges.
  21.1    Subsidiaries of Registrant (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374, Exhibit No.
          21.1)).
 *23.1    Consent of Sullivan & Cromwell (included in Exhibits 5.1 and 8.1).
 *23.2    Consent of Freshfields (also included in Exhibit 8.2).
 *23.3    Consent of KPMG.
 *23.4    Consent of Katherine B. Wolfsohn (included in Exhibit 5.2).
 *25      Statement of Eligibility of Trustee on Form T-1.
 *99.1    Form of Letter of Transmittal
 *99.2    Form of Notice of Guaranteed Delivery
 *99.3    Form of Letter to DTC Participants from the Book-Entry Depositary
 *99.4    Form of Exchange Agent Agreement

----------------------------
* Previously filed or incorporated by reference to a concurrent filing.

(b) The Company filed no Reports on Form 8-K during the three month period ended December 31, 1997.

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



                                                Diamond Cable Communications Plc
                                                                    (Registrant)




                                             By /s/ Robert T. Goad
                                                ------------------------------
                                                Robert T. Goad
                                                Chief Executive Officer


March 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                  TITLE                      DATE
---------                                  -----                      ----
    /s/Robert T. Goad
_________________________   Director and Chief Executive Officer  March 20, 1998
       Robert T. Goad

    /s/Lord Francis Pym
_________________________   Director and Non-Executive Chairman   March 20, 1998
       Lord Francis Pym

   /s/Richard A. Friedman
_________________________   Director                              March 20, 1998
      Richard A. Friedman

   /s/Muneer A. Satter
_________________________   Director                              March 20, 1998
      Muneer A. Satter

   /s/John L. Thornton
_________________________   Director                              March 20, 1998
      John L. Thornton


_________________________   Director                              March 20, 1998
    Thomas Nilsson

   /s/Nicholas R. Millard
_________________________   Chief Financial Officer               March 20, 1998
   Nicholas R. Millard

   /s/J. A. Duncan Craig
_________________________   Chief Accounting Officer              March 20, 1998
    J.A. Duncan Craig

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS


                                                                                 PAGE
Diamond Cable Communications Plc:
Independent Auditors' Report...................................................   F-2
Consolidated Statements of Operations for each of the years
in the three year period ended December 31, 1997...............................   F-3
Consolidated Balance Sheets at December 31, 1996 and 1997......................   F-4
Consolidated Statements of Shareholders' Equity/(Deficit) for each of the years
in the three year period ended December 31, 1997...............................   F-5
Consolidated Statements of Cash Flows for each of the years in the
three year period ended December 31, 1997......................................   F-6
Notes to the Consolidated Financial Statements.................................   F-7

                          INDEPENDENT AUDITORS' REPORT


To Shareholders
Diamond cable Communications Plc


  We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Plc and subsidiaries ("the Group") as of December 31, 1996 and 1997 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles in the United States of America.

KPMG



Chartered Accountants
Registered Auditors
Nottingham, England
March 12, 1998

                        DIAMOND CABLE COMMUNICATIONS PLC

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               YEAR ENDED DECEMBER 31
                                                   _______________________________________________
                                                         1995        1996         1997        1997
                                                   __________  __________  ___________  __________
                                                                                          (note 1)
                                                                   (in thousands)
REVENUE
Business telecommunications......................   L.  5,852    L. 9,763    L. 14,208     $23,339
Residential telephone............................       6,662      17,723       29,495      48,452
Cable television.................................       3,479      10,091       16,602      27,272
                                                   ----------   ---------   ----------   ---------
                                                       15,993      37,577       60,305      99,063
                                                   ----------   ---------   ----------   ---------
OPERATING COSTS AND EXPENSES
Telephone........................................      (5,454)     (9,776)     (12,088)    (19,857)
Programming......................................      (1,844)     (6,041)      (9,749)    (16,015)
Selling, general and administrative..............     (13,020)    (22,391)     (27,192)    (44,668)
Depreciation and amortization....................      (8,867)    (21,380)     (27,620)    (45,371)
                                                   ----------   ---------   ----------   ---------
                                                      (29,185)    (59,588)     (76,649)   (125,911)
                                                   ----------   ---------   ----------   ---------
OPERATING LOSS...................................     (13,192)    (22,011)     (16,344)    (26,848)
Interest income..................................       3,887       3,441        6,440      10,579
Interest expense and amortization of
debt discount and expenses.......................     (17,118)    (40,334)     (66,367)   (109,021)
Foreign exchange gains/(losses), net (note 17)...         925      31,018      (12,555)    (20,624)
Unrealized (losses)/gains on derivative financial
instruments (note 3).............................        (868)     (7,944)         669       1,099
Realized gain on derivative financial
instruments (note 4).............................           -           -       11,553      18,978
Other expenses (note 5)..........................      (1,241)          -            -           -
                                                   ----------   ---------   ----------   ---------
Loss before income taxes.........................     (27,607)    (35,830)     (76,604)   (125,837)
Income taxes (note 6)............................           -           -            -           -
                                                   ----------   ---------   ----------   ---------
NET LOSS.........................................  L. (27,607)  L.(35,830)  L. (76,604)  $(125,837)
                                                   ==========   =========   ==========   =========

        See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC


                          CONSOLIDATED BALANCE SHEETS


                                                                               AT DECEMBER 31
                                                                    _____________________________________
                                                                           1996         1997         1997
                                                                    ___________  ___________  ___________
                                                                                                 (note 1)
                                                                      (in thousands except share data)
                             ASSETS

Cash and cash equivalents (note 7)................................    L. 18,311    L. 75,680     $124,320
Trade receivables (net of allowance for doubtful
accounts of pound sterling 1,691 and pound sterling 2,788 at
December 31, 1996 and 1997 respectively (note 8)).................        6,389        8,569       14,076
Other assets......................................................        3,904        4,470        7,343
Deferred financing costs (less accumulated amortization of
pound sterling 1,325 and pound sterling 2,627 at
December 31, 1996 and 1997 respectively)..........................       19,573       15,533       25,516
Property and equipment, net (note 9)..............................      277,301      365,636      600,630
Goodwill (less accumulated amortization of pound sterling 6,064 and pound sterling 10,914 at December 31, 1996 and 1997
respectively).....................................................       90,896       86,046      141,348
Franchise costs (less accumulated amortization of
pound sterling 91 and pound sterling 116 at December 31,
1996 and 1997 respectively).......................................          445          423          695
                                                                      ---------    ---------     --------
TOTAL ASSETS......................................................    L.416,819    L.556,357     $913,928
                                                                      =========    =========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable..................................................    L. 18,528    L. 22,319      $36,663
Other liabilities.................................................       19,150       11,224       18,438
Senior discount notes (note 10)...................................      314,418      534,861      878,616
Capital lease obligations (note 11)...............................        8,146        8,041       13,209
Mortgage loan (note 12)...........................................        2,477        2,423        3,980
Shareholders' equity/(deficit) (note 13)
Ordinary shares: 70,000,000 authorized;
59,138,791 shares issued at December 31, 1996 and 1997............        1,478        1,478        2,428
Non-voting deferred shares:
6 shares authorized and issued at December 31, 1996 and 1997......            -            -            -
Additional paid-in-capital........................................      134,466      134,466      220,888
Unrealized loss on securities.....................................         (197)        (204)        (335)
Accumulated deficit...............................................      (81,647)    (158,251)    (259,959)
                                                                      ---------    ---------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)..............    L.416,819    L.556,357     $913,928
                                                                      =========    =========     ========


        See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)



                                                    Non-voting
                             Ordinary share     deferred shares (i)                                                    Total
                         ______________________ __________________    Additional    Unrealized         Accum-  Shareholders'
                                          Pound              Pound      Paid-in-       loss on         ulated        Equity/
                             Number    sterling  Number   sterling       capital    securities        Deficit      (Deficit)
                         __________    ________  ______   ________    __________    __________      _________  _____________
                                                                  (in thousands except share data)


BALANCE AT
JANUARY 1, 1995........  31,903,232    L.   797       6     L.   -      L.43,505      L.     -      L.(18,210)      L.26,092
Shares issued and
capital contributions
(net of expenses)......   9,437,428         236       -          -        26,742             -               -        26,978
Bonus shares issued       2,413,515          61       -          -           (61)            -               -             -
Unrealized loss on
securities.............           -           -       -          -             -          (330)              -          (330)
Net loss...............           -           -       -          -             -             -         (27,607)      (27,607)
                         ----------    --------  ------     ------      --------      --------       ---------      --------
BALANCE AT
DECEMBER 31, 1995......  43,754,175    L. 1,094       6     L.   -      L.70,186      L.  (330)      L.(45,817)     L.25,133
                         ==========    ========  ======     ======      ========      ========       =========      ========
BALANCE AT
JANUARY 1, 1996........  43,754,175    L. 1,094       6     L.   -      L.70,186      L.  (330)      L.(45,817)     L.25,133
Shares issued and
capital contributions
(net of expenses)......  15,384,616         384       -          -        64,280             -               -        64,664
Unrealized gain on
securities.............           -           -       -          -             -           133               -           133
Net loss...............           -           -       -          -             -             -         (35,830)      (35,830)
                         ----------    --------  ------     ------      --------      --------       ---------      --------
BALANCE AT
DECEMBER 31, 1996......  59,138,791     L.1,478       6     L.   -     L.134,466       L. (197)      L.(81,647)     L.54,100
                         ==========    ========  ======     ======      ========      ========       =========      ========

BALANCE AT
JANUARY 1, 1997........  59,138,791     L.1,478       6     L.   -     L.134,466       L. (197)      L.(81,647)     L.54,100
Unrealized loss on
securities.............           -           -       -          -             -            (7)              -            (7)
Net loss...............           -           -       -          -             -             -         (76,604)      (76,604)
                         ----------    --------  ------     ------      --------      --------       ---------      --------
BALANCE AT
DECEMBER 31, 1997......  59,138,791     L.1,478       6     L.   -     L.134,466       L. (204)     L.(158,251)    L.(22,511)
                         ==========    ========  ======     ======      ========      ========       =========      ========

(i) On September 4, 1995, the six A shares were automatically converted into six non-voting deferred shares in accordance with the Articles of the Company.



        See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31
                                                      ______________________________________________
                                                            1995        1996        1997        1997
                                                      __________  __________  __________  __________
                                                                                            (note 1)
                                                                      (in thousands)
Cash flows from operating activities:
Net loss............................................  L. (27,607)  L.(35,830)  L.(76,604)  $(125,837)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
Depreciation and amortization.......................       8,867      21,380      27,620      45,371
Foreign exchange (gains)/losses.....................        (613)    (31,468)     11,714      19,242
(Profit)/loss on disposition of assets..............         (11)        (11)        110         181
Provision for losses on accounts receivable.........         407         918       1,097       1,802
Amortization of deferred financing costs............         312         943       9,301      15,279
Accretion of senior note discount...................      14,335      38,157      55,038      90,411
Accretion of investment income......................         524           -           -           -
Profit on disposition of investments................      (2,733)          -           -           -
Change in operating assets and liabilities:
Change in trade receivables.........................      (1,577)     (3,724)     (3,277)     (5,383)
Change in other assets..............................      (2,175)      1,300        (566)       (930)
Change in accounts payable..........................       4,532      (1,680)      4,255       6,990
Change in other liabilities.........................       1,626       8,667      (7,812)    (12,833)
                                                       ---------   ---------   ---------    --------
Net cash (used in)/provided by operating activities.      (4,113)     (1,348)     20,876      34,293
                                                       ---------   ---------   ---------    --------
Cash flows from investing activities:
Cash invested in property and equipment.............    (102,899)   (128,246)   (110,145)   (180,935)
Cash invested in marketable securities..............     (17,445)          -           -           -
Proceeds from disposition of assets.................          72          65          62         102
Proceeds from disposition of investments............      73,644           -           -           -
Cash paid for franchises............................         (45)        (29)         (3)         (5)
Payment for purchase of LCL (net of cash acquired)..    (108,844)          -           -           -
                                                       ---------   ---------   ---------    --------
Net cash used in investing activities...............    (155,517)   (128,210)   (110,086)   (180,838)
                                                       ---------   ---------   ---------    --------
Cash flows from financing activities:
Proceeds of issue of debt...........................     194,881           -     153,691     252,468
Debt financing costs................................      (7,924)     (9,096)     (5,375)     (8,829)
New loans...........................................      94,000           -           -           -
Repayment of loans..................................     (94,119)        (23)        (54)        (89)
Capital element of capital lease obligations........        (841)     (1,117)     (1,676)     (2,753)
Issue of shares and capital contributions
  (net of expenses).................................      26,978      64,664           -           -
Net decrease in short-term borrowings...............        (773)          -           -           -
                                                       ---------   ---------   ---------    --------
Net cash provided by financing activities...........     212,202      54,428     146,586     240,797
                                                       ---------   ---------   ---------    --------
Net increase/(decrease) in cash.....................      52,572     (75,130)     57,376      94,252
Cash and cash equivalents at beginning of year......      41,066      93,308      18,311      30,079
Effect of exchange rate changes on cash and
cash equivalents....................................        (330)        133          (7)        (11)
                                                       ---------   ---------   ---------    --------
Cash and cash equivalents at end of year (note 7)...   L. 93,308   L. 18,311   L. 75,680    $124,320
                                                       =========   =========   =========    ========

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

     All amounts herein are shown in Pounds Sterling ("pound sterling") and for the year 1997 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of pound sterling 1 = $1.6427, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1997.

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

     CABLE SYSTEM COSTS AND EXPENSES - The Group accounts for costs and expenses applicable to the construction and operation of its cable system under Statement of Financial Accounting Standard ("SFAS") No. 51, "Financial Reporting by Cable Television Companies". In accordance with the standard the cable infrastructure is being depreciated over 40 years weighted by factors influenced by the growth in the number of subscribers. The prematurity period covers the period between connecting the first customer and substantial completion of the network. Initial subscriber installation costs are capitalized and depreciated over a period of 7 years. A proportion of the costs of the installation department representing the costs of disconnecting and reconnecting subscribers is charged to expenses.

     REVENUE RECOGNITION - Revenue is recognized as services are delivered. Initial connection fees are recognized in the period of connection to the extent that the fee is offset by direct selling costs. The remainder is recognized over the estimated average period that subscribers are expected to remain connected to the system.

     INTEREST RATE SWAP - Interest rate swaps, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the consolidated statement of operations. Interest rate swaps which are designated to assets and liabilities are accounted for on an accruals basis.

                        DIAMOND CABLE COMMUNICATIONS PLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is raised against a deferred tax asset where it is more likely than not that some portion of the deferred tax asset will not be realized.

     GOODWILL - Goodwill arising on the acquisition of subsidiaries is amortized on a straight line basis over twenty years.

     IMPAIRMENT OF CABLE SYSTEMS AND GOODWILL - The Company assesses the recoverability of these assets by determining whether the carrying value can be recovered through projected undiscounted future operating cash flows. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the average cost of funds of financing such assets. The assessment of the recoverability will be impacted if changes in technology or other market conditions result in the projected future operating cash flows not being achieved.

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

     FOREIGN CURRENCIES - The primary economic environment in which the Group operates is the United Kingdom and hence its reporting currency is the United Kingdom Pound Sterling (pound sterling). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date and gains or losses on translation are included in the consolidated statement of operations. Foreign exchange forward contracts which do not hedge firm commitments are accounted at market value with reported gains and losses recorded in the consolidated statement of operations.


     PENSION COSTS - The Group operates a defined contribution pension scheme and also contributes up to specified limits to the third party plan of the employee's choice. Pension costs of pound sterling 55,000, pound sterling 125,000 and pound sterling 196,000 in 1995, 1996 and 1997 respectively, represent the contributions payable to the selected plans.


     SENIOR DISCOUNT NOTES - The debt discount is amortized to the consolidated statement of operations on a constant yield to maturity basis.

     DEFERRED FINANCING COSTS - Costs incurred relating to the issue of debt are shown as an asset on the consolidated balance sheet and are amortized over the term of the debt as an adjustment of yield.

     SHARE OPTIONS - The Group accounts for stock-based compensation using the recognition provisions of APB No. 25, "Accounting for Stock Issued to Employees". Compensation expense is measured as the difference between the exercise price and the market price of the stock on the date of the grant of the option and is amortized as a charge to the consolidated statement of operations over the vesting period of the option. The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" are set out in note 18.

                        DIAMOND CABLE COMMUNICATIONS PLC

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     NEW ACCOUNTING STANDARDS APPLICABLE TO THE GROUP - SFAS No. 129, "Disclosure of Information about Capital Structure" was issued in February 1997 and lists the requirements for disclosures about the characteristics of the shares in issue. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. No significant changes to the disclosure in the consolidated financial statements have been necessary to comply with this statement.

     SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997, and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. The Group has not yet evaluated the likely impact of the level of disclosure required.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997, and is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Group has not yet evaluated the extent of any additional disclosure or changes to existing disclosure which may be required.

3. UNREALIZED (LOSSES)/GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS

                                                             Year ended December 31
                                                        ________________________________
                                                              1995        1996      1997
                                                        __________  __________  ________
                                                                 (in thousands)
Unrealized (loss)/gain on interest rate swap (note 17)  L.    (868)  L.    174  L.   (57)
Unrealized (loss)/gain on foreign exchange forward
contracts (note 17)...................................           -      (8,118)      726
                                                        ----------  ----------  --------
                                                        L.    (868) L.  (7,944) L.   669
                                                        ==========  ==========  ========

4. REALIZED GAIN ON DERIVATIVE FINANCIAL INSTRUMENTS


                                                                  Year ended December 31
                                                              ______________________________
                                                                   1995       1996      1997
                                                              _________  _________  ________
                                                                      (in thousands)
Realized gain on foreign exchange forward contract (note 17)  L.      -  L.      -  L.11,553
                                                              =========  =========  ========

5. OTHER EXPENSES

     Other expenses in 1995 represent costs incurred in an aborted flotation of equity.

                        DIAMOND CABLE COMMUNICATIONS PLC

6.   INCOME TAXES

     No provision for taxation has been made due to operating losses incurred to date. The Group has tax net operating losses carried forward of approximately pound sterling 296 million and approximately pound sterling 1 million of capital losses carried forward at December 31, 1997.

     The operating losses have an unlimited carry forward period under United Kingdom tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business) but are limited in their use to the type of business which generated the loss. Capital losses carried forward are limited to their offset against future capital gains.

     Differences between the tax benefit recognized in the consolidated financial statements and the expected tax benefit at the United Kingdom statutory rate of 31% (1995 and 1996: 33%) are summarized as follows:


                                                                    Year ended December 31
                                                            ______________________________________
                                                                1995           1996           1997
                                                            _________     __________    __________
                                                                         (in thousands)
Tax benefit of net losses at 31% (1995 and 1996: 33%)       L.(9,110)     L.(11,824)     L.(23,747)
Non-deductible expenses..............................            367          1,695          1,915
Valuation allowance..................................          8,743         10,129         21,832
                                                            --------      ---------      ---------
Net tax benefit......................................       L.     -      L.      -      L.      -
                                                            ========      =========      =========

                                                                    December 31
                                                             ________________________
                                                                  1996           1997
                                                             _________      _________
                                                                  (in thousands)
Deferred tax assets relating to:
Net losses.............................................      L. 45,736      L. 91,882
Other..................................................            447          1,173
                                                             ---------      ---------
Deferred tax asset.....................................         46,183         93,055
Valuation allowance....................................        (27,299)       (54,650)
                                                             ---------      ---------
                                                                18,884         38,405
                                                             ---------      ---------
Deferred tax liabilities relating to:
Property and equipment.................................        (18,087)       (38,405)
Financing costs........................................           (155)             -
Other..................................................           (642)             -
                                                             ---------      ---------
Deferred tax liability.................................        (18,884)       (38,405)
                                                             ---------      ---------
Deferred tax per consolidated balance sheet............      L.      -      L.      -
                                                             =========      =========

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, the level of historical taxable

                        DIAMOND CABLE COMMUNICATIONS PLC
losses, and tax planning strategies in making its assessment as to the appropriateness of the reported valuation allowance.

                        DIAMOND CABLE COMMUNICATIONS PLC

7.   CASH AND CASH EQUIVALENTS

                                         December 31
                                    ___________________
                                         1996      1997
                                    _________  ________
                                      (in thousands)
Cash at bank and in hand.....       L.  1,241  L. 3,723
Short term securities........          17,070    71,957
                                    ---------  --------
                                     L.18,311  L.75,680
                                    =========  ========

     The short term securities represent short term deposits placed in a cash based unit fund. The deposits are denominated in both US dollars and pounds sterling.

8.   VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                                          charged to
                                 Balance at   Arising on   costs and      Amounts   Balance at
                                  January 1  acquisition    expenses  written off  December 31
                                 __________  ___________  __________  ___________  ___________
                                                        (in thousands)

1995
Allowance for doubtful accounts    L.   233     L.   133     L.  439     L.   (32)    L.   773
                                 ==========  ===========  ==========  ===========  ===========
1996
Allowance for doubtful accounts    L.   773     L.     -     L.1,143     L.  (225)    L. 1,691
                                 ==========  ===========  ==========  ===========  ===========
1997
Allowance for doubtful accounts    L. 1,691     L.     -     L.1,204     L.  (107)    L. 2,788
                                 ==========  ===========  ==========  ===========  ===========

                        DIAMOND CABLE COMMUNICATIONS PLC

9.   PROPERTY AND EQUIPMENT

                               Land and       Cable     Office      Motor
                              buildings     network  equipment   vehicles      Total
                              _________  __________  _________  _________  _________
                                                  (in thousands)

ACQUISITION COSTS
Balance at January 1, 1996..   L. 3,863  L. 170,660   L. 4,701  L.    644  L.179,868
Additions...................        688     127,454      1,979         19    130,140
Dispositions................          -         (42)      (154)      (228)      (424)
Reclassification............        467         (10)      (457)         -          -
                              ---------  ----------  ---------  ---------  ---------
Balance at December 31, 1996      5,018     298,062      6,069        435    309,584
                              ---------  ----------  ---------  ---------  ---------
ACCUMULATED DEPRECIATION
Balance at January 1, 1996..         74      14,295      1,450        328     16,147
Charge for year.............        150      14,737      1,524         95     16,506
Dispositions................          -         (41)      (154)      (175)      (370)
Reclassification............         90         (50)       (40)         -          -
                              ---------  ----------  ---------  ---------  ---------
Balance at December 31, 1996        314      28,941      2,780        248     32,283
                              ---------  ----------  ---------  ---------  ---------
1996 NET BOOK VALUE.........   L. 4,704   L.269,121   L. 3,289     L. 187  L.277,301
                              =========  ==========  =========  =========  =========
ACQUISITION COSTS
Balance at January 1, 1997..      5,018     298,062      6,069        435    309,584
Additions...................         93     107,844      2,948        367    111,252
Dispositions................          -        (254)         -       (196)      (450)
                              ---------  ----------  ---------  ---------  ---------
Balance at December 31, 1997      5,111     405,652      9,017        606    420,386
                              ---------  ----------  ---------  ---------  ---------
ACCUMULATED DEPRECIATION
Balance at January 1, 1997..        314      28,941      2,780        248     32,283
Charge for year.............        164      20,886      1,589        106     22,745
Dispositions................          -        (132)         -       (146)      (278)
                              ---------  ----------  ---------  ---------  ---------
Balance at December 31, 1997        478      49,695      4,369        208     54,750
                              ---------  ----------  ---------  ---------  ---------
1997 NET BOOK VALUE.........   L. 4,633   L.355,957   L. 4,648     L. 398  L.365,636
                              =========  ==========  =========  =========  =========

     The reclassification to land and buildings more appropriately allocates expenditure on leasehold properties.

     The Group leases certain cable network equipment and motor vehicles under arrangements accounted for as capital leases. The original cost of assets held under these arrangements was pound sterling 11,543,000 and pound sterling 13,042,000 at December 31, 1996 and 1997 respectively. Accumulated depreciation charged against these assets was pound sterling 3,882,000 and pound sterling 5,238,000 at December 31, 1996 and 1997 respectively.

     Depreciation on assets held under capital lease arrangements charged to the consolidated statement of operations during the year was pound sterling 863,000, pound sterling 1,375,000 and pound sterling 1,535,000 in 1995, 1996 and 1997 respectively.

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

                        DIAMOND CABLE COMMUNICATIONS PLC

10. DEBT (continued)

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

     The 1994 Notes, 1995 Notes and the 1997 Notes (collectively "the Discount Notes") are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

     The Discount Notes are stated net of unamortized discount of approximately pound sterling 162 million ($278 million) and pound sterling 218 million ($358 million) at December 31, 1996 and 1997 respectively. The discount is being accreted through the consolidated statement of operations such that the Company recognizes a fixed rate of interest, the total accretion for the year being pound sterling 38 million ($65 million) and pound sterling 55 million ($90 million) in 1996 and 1997 respectively.

     The costs relating to the issue of the Discount Notes have been deferred and are shown as deferred financing costs in the consolidated balance sheet. These costs are being amortized over the term of the Discount Notes, where appropriate, as an adjustment of yield.

     The Discount Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with Affiliates of Related Persons (note 16).

     The Discount Notes all mature after more than five years.

     On February 6, 1998 Diamond Holdings plc, a wholly-owned subsidiary of the Company, issued pound sterling 135,000,000 of 10% Senior Notes due February 1, 2008 and $110,000,000 of 9 1/8% Senior Notes due February 1, 2008 (together "the Senior Notes") at par. The Senior Notes are unconditionally guaranteed as to principal, interest and any other amounts due by the Company. Total proceeds received by Diamond Holdings plc amounted to pound sterling 195 million after issuance costs of pound sterling 7 million. Interest on the Senior Notes is payable in arrears on February 1 and August 1 of each year commencing August 1, 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC

11.  COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

     The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expenses under such arrangements amounted to pound sterling 733,000, pound sterling 1,158,000 and pound sterling 1,246,000 in 1995, 1996 and 1997 respectively.

     Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 1997:

                      Capital  Operating
                       leases     leases
                     ________  _________
                       (in thousands)
1998...............  L. 2,633   L. 1,027
1999...............     2,521        809
2000...............     2,325        556
2001...............     1,342        277
2002...............       350        200
2003 and thereafter         -      1,969
Imputed interest...    (1,130)         -
                     --------   --------
                     L. 8,041   L. 4,838
                     ========   ========

     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

MILESTONES

     The Group is obligated under the terms of its existing licenses, and under the milestone requirements of Local Delivery Licenses ("LDLs"), to construct cable systems passing a predefined number of premises. Should the Group fail to achieve these milestones, without license modifications, the Director General of Telecommunications could commence proceedings to require compliance. Similarly the Independent Television Commission ("ITC") may commence proceedings to require compliance with the build milestones in the LDLs.

     If the Group is unable to comply, its license in respect of which milestones have not been met could be revoked, and awarded to other cable operators, which could have a material adverse effect on the Group.

LIQUIDITY

     The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1995, 1996 and 1997 the Group incurred net losses of pound sterling 27.6 million, pound sterling 35.8 million and pound sterling 76.6 million respectively.

     The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. The Group's continuation to build out its network is dependent upon its ability to obtain sufficient debt and/or equity financing in order to meet its network milestones. The inability of the Group to secure financing in addition to that currently available, including the proceeds of the issue of the Senior Notes, could result in a failure to comply with the build milestones set forth in its licenses to operate, and ultimately could lead to the revocation of such licenses. Under such conditions the Group may be unable to continue to operate. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Group be unable to continue to operate.

                        DIAMOND CABLE COMMUNICATIONS PLC

11. COMMITMENT AND CONTINGENCIES (continued)

     To the extent that the amount required to complete the Group's network to meet its milestones exceeds its estimates, the annualized cash flow of certain subsidiaries does not meet expectations, or the Group continues constructing the network beyond its milestone obligations, the amount of additional debt or other financing required will increase.

12. MORTGAGE LOAN

     The Group entered into a mortgage loan agreement of pound sterling 2.5 million to fund the construction of the Company's headquarters in Nottingham. The mortgage is repayable over a period of 20 years from July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

13.  SHAREHOLDERS' EQUITY/(DEFICIT)

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

     On February 18, 1994, a further 1,780 DCL ordinary shares of 25 pence each were issued for a total consideration of pound sterling 17.59 million. The proceeds of the issue were used to repay the advance from shareholders.

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

                        DIAMOND CABLE COMMUNICATIONS PLC

13. SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

     At September 1, 1994 the authorized share capital of the Company was 70,000,000 ordinary shares of 2.5 pence each and six A shares of 25 pence each of which 29,016,630 ordinary shares and six A shares were outstanding.
The six A shares conferred certain anti-dilution rights and have now been converted into non-voting deferred shares in accordance with the Articles of Association.

     On October 11, 1994, the Company issued 2,298,728 ordinary shares of 2.5 pence each to a wholly owned subsidiary of Investor Investments AB, a company incorporated in Sweden, for gross proceeds of pound sterling 6.57 million. A total of 587,874 ordinary shares of 2.5 pence each were allotted by way of bonus to the holders of the A shares in accordance with the terms of such shares.

     On February 7, 1995 the Company issued 2,298,728 ordinary shares of 2.5 pence each to Creative Artists Agency Inc. for gross proceeds of pound sterling
6.57 million. A further 587,873 ordinary shares of 2.5 pence each were allotted by way of a bonus to the holders of the A shares in accordance with the terms of such shares.

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

15.  SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS

     Cash paid for interest was pound sterling 2,376,000, pound sterling 1,060,000 and pound sterling 2,148,000 for the years ended December 31, 1995, 1996 and 1997.

                        DIAMOND CABLE COMMUNICATIONS PLC

16. RELATED PARTY TRANSACTIONS

     In 1995 the Group declared a bonus to Mr Davis, Managing Director, in an amount sufficient to repay his loan from the former majority shareholder, and to meet any related tax liabilities (together amounting to approximately $1.2 million).

     DCL entered into a 10-year Management Agreement with effect from June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by Ralph H. Booth II and Robert T. Goad, shareholders in the Company. As of April 4, 1996, ECE Management assigned its rights and obligations under the Management Agreement to ECE Management International, also controlled by Ralph H. Booth II and Robert T. Goad. As of July 1, 1996 DCL assigned its rights and obligations under the Management Agreement to the Company. Pursuant to the Management Agreement, ECE Management International has agreed to manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Company, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Company's business and the retention of consultants. The contract provides for an annual management fee of $200,000. In addition, the Group has agreed to reimburse ECE Management International for the costs of all expenses incurred in the performance of its duties, and to indemnify ECE Management International from any liability incurred in connection with the performance of its duties, except in the case of ECE Management International's wilful misconduct, gross negligence or bad faith. During 1996 and 1997, the Group recorded expenses of pound sterling 1,610,000 and pound sterling 2,061,000, respectively, as amounts paid or payable to ECE Management and/or ECE Management International in connection with management services provided to the Group and all related expenses incurred.

     ECCP is a Delaware limited partnership of which European Cable Capital Partners Holding Inc is the general partner and certain Goldman Sachs affiliates, Booth English Cable Inc and Columbia Management Inc are the limited partners. Under the partnership agreement governing ECCP, the Goldman Sachs affiliates effectively control ECCP, which effectively controls 66.7% of the outstanding shares of the Company at December 31, 1997. In addition, other investment funds managed by Goldman, Sachs & Co or its affiliates directly own 4.2% of the outstanding shares of the Company at December 31, 1997.

OTHER RELATIONSHIPS


     Goldman, Sachs & Co and Goldman Sachs International acted as purchasers in connection with the offering of the Senior Notes and received underwriting commissions of approximately $9,600,000 . Goldman, Sachs & Co acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co acted as advisor in connection with the acquisition of LCL and received an advisory fee for their services amounting to pound sterling 1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of the Senior Bank Facility for which it has charged fees of approximately pound sterling 400,000 in 1996. In 1995, Goldman, Sachs & Co charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co rendered the Company. Goldman, Sachs & Co was the counterparty to foreign exchange contracts entered into by the Company in 1996 and 1997.


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

                        DIAMOND CABLE COMMUNICATIONS PLC

17.  FINANCIAL INSTRUMENTS

     INTEREST RATE SWAP - On July 3, 1995, a subsidiary of EMCG entered into a five year agreement to swap a floating interest rate calculated at sterling LIBOR for a fixed rate of 8.79%. The swap has a maximum nominal value of pound sterling 33.6 million and its nominal value at December 31, 1997 was pound sterling 24.0 million. Following acquisition by the Company, the interest rate swap has been retained and has been recorded on the consolidated balance sheet in other liabilities at its market value at December 31, 1997 of pound sterling
1.2 million. Profits or losses on the mark to market of the interest rate swap are recognized in the consolidated statement of operations. The Directors may decide to terminate the agreement or they may retain the swap to alter the interest rate on its loan facility. The net cash outflow in respect of the swap in 1997 was pound sterling 339,000.

     FOREIGN EXCHANGE FORWARD CONTRACTS - The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell pound sterling 200 million at a rate of $1.6289 to pound sterling 1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to pound sterling 1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately pound sterling 3.4 million to the Company. Because of changes in prevailing rates, the Company has recorded for the year ended December 31, 1996, an unrealized loss of approximately pound sterling 8.1 million on the pounds sterling sell forward contract. For the year ended December 31, 1997, the Company has recorded a gain of approximately pound sterling 11.5 million on the two offsetting forward contracts, reflecting the reversal of the pound sterling 8.1 million loss referred to above and the approximately pound sterling 3.4 million cash payment on settlement of the contracts.

     The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell pound sterling 50 million at a rate of $1.6505 to pound sterling 1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell pound sterling 50 million at a rate of $1.6515 to pound sterling 1. For the year ended December 31, 1997 the Company has recorded an unrealized gain of approximately pound sterling 726,000 on the contracts.

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

     SENIOR DISCOUNT NOTES - The fair value of the senior notes has been calculated based on quotations from Goldman, Sachs & Co and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end. The following table compares the carrying value with the fair value of the debt:


                                Year ended 31 December
                      __________________________________________
                           1996       1997       1996       1997
                       Carrying   Carrying       Fair       Fair
                          value      value      value      value
                      _________  _________  _________  _________
                                    (in thousands)

1994 Notes..........  L.117,062  L.138,726  L.136,740  L.155,333
1995 Notes..........    197,356    230,599    220,726    249,688
1997 Notes..........          -    165,536          -    174,067
                      ---------  ---------  ---------  ---------
                      L.314,418  L.534,861  L.357,466  L.579,088
                      =========  =========  =========  =========


                        DIAMOND CABLE COMMUNICATIONS PLC

17. FINANCIAL INSTRUMENTS (continued)

     FOREIGN EXCHANGE FORWARD CONTRACTS - The foreign exchange forward contracts have been marked to market and the resulting carrying amounts approximates their fair values. The fair values of the instruments have been calculated based on the difference between the forward rate available at December 31, 1997 for the remaining maturity of the contracts and the contracted forward rate.

     CONCENTRATION OF CREDIT RISK AND MARKET RISK

     The Group operates predominantly in one industry segment, the provision of cable television and telecommunications services in certain areas of England. No single customer accounts for 10% or more of consolidated net sales.

     Financial instruments which potentially subject the Group to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Group places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base. At December 31, 1997, the Group had no significant concentrations of credit risk.

     The Group is exposed to market risk on the interest rate swap to the extent that the variable rate receivable is lower than the fixed rate payable.

     The Group's revenues are generated in pounds sterling while the interest and principal obligations with respect to the Discount Notes will be payable in US dollars. While the Company's policy has previously been not to enter in hedging contracts it did enter into foreign exchange forward contracts during 1996 and 1997 (discussed herein). Changes in currency exchange rates may continue to have a material effect on the results of operations of the Group.

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

                        DIAMOND CABLE COMMUNICATIONS PLC

18. SHARE OPTIONS (continued)

     Options over a total of 77,500 shares were granted to directors and senior management on May 7, 1997 and November 19, 1997 under the Senior Management Option Scheme with an exercise price of pound sterling 4.11 per share.

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

     The following table sets forth the number of options in issue:


     At                 At                   At                            At
January  Granted  December  Forfeited  December  Granted  Forfeited  December
1, 1995  in 1995  31, 1995    in 1996  31, 1996  in 1997    in 1997  31, 1997
_______  _______  ________  _________  ________  _______  _________  ________
                            (number in thousands)

      -    1,872     1,872       (45)     1,827       77      (370)     1,534
=======  =======  ========  =========  ========  =======  =========  ========

     Options over 654,000 shares were exercisable at December 31, 1995, 1996 and 1997.

     No compensation expense has been recorded for these options under the recognition provisions of APB 25 as they were all granted at a price which approximated the market value at the date of grant.

     The following pro-forma summary shows the reported net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock-based compensation cost. In the absence of a reported share price and restrictions on dividend payments, the fair value of the options has been estimated using a risk-free interest rate based on prevailing interest rates of 6.25% for options granted in 1995 and 7.5% for options granted in 1997 and assuming options are exercised on the seventh anniversary of the date of the grant. The pro-forma compensation cost for 1995, 1996 and 1997 is pound sterling 0.22 million, pound sterling 0.33 million and pound sterling 0.15 million respectively. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income/loss for future years.


                                   Year ended
                                  December 31
                      ____________________________________
                            1995         1996         1997
                      __________  ___________  ___________
                                 (in thousands)

Pro-forma net loss... L.(27,812)  L. (36,164)  L. (76,754)
                      ==========  ===========  ===========

                        DIAMOND CABLE COMMUNICATIONS PLC

19. SENIOR BANK FACILITY AND RESTRICTION OF NET ASSETS

     In August 1996, certain of the Company's subsidiaries entered into a senior bank lending agreement, which provided for a borrowing facility of up to an aggregate amount of pound sterling 340 million. In February 1997, the Senior Bank Facility was amended, and the Group has subsequently negotiated further amendments to the facility. These amendments included a reduction in the amount to be available for borrowing under the facility to pound sterling 175 million to reflect the additional proceeds available to the Group through the issuance of the 1997 Notes. No funds were drawn under the facility. The issuance of the Senior Notes in February 1998 replaces, in large part, the expected borrowing under the Senior Bank Facility. As a condition to the issuance of the Senior Notes, therefore, the Group provided notice to terminate the Senior Bank Facility on February 6, 1998. For the year ended December 31, 1997 the Group has recorded a charge of pound sterling 8.0 million representing the write-off of the deferred financing cost (principally origination fees and expenses) that had been carried on the consolidated balance sheet.

     Indebtedness under the Senior Bank Facility was to be incurred and guaranteed by certain of the Company's subsidiaries and secured by a lien on their assets. The Senior Bank Facility contained various covenants, including
(i) financial covenants relating to leverage, bank debt loan charges coverage ratios, cash interest coverage ratios and annualized EBITDA levels; (ii) requirements that the Group maintain interest rate protection agreements in relation to a portion of the loans expected to be outstanding for the period January 1, 1998 to June 30, 2001; and (iii) restrictions on the payment of dividends and intra-Group debt.

     As a result of the above restrictions, certain subsidiaries were subject to restrictions on their ability to make dividend payments, loans or other transfers of cash to the Company as at December 31, 1997. Such restrictions, unless amended or waived, limit the use of any cash generated by these subsidiaries to pay obligations of the Company. As of December 31, 1997, the conditions which would allow the subsidiaries to make distributions to the Company were not satisfied and hence the restrictions applied to the entire net assets of the subsidiaries.

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X. They also represent the financial statements of the Guarantor of the offering of Senior Notes by Diamond Holdings plc in February 1998.

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                   PERIOD  ENDED DECEMBER 31
                                                      ____________________________________________________
                                                               1995         1996         1997         1997
                                                      _____________  ___________  ___________  ___________
                                                                                                  (note A)
                                                                         (in thousands)
Selling, general and administrative.................    L.        -   L.  (1,468)  L.  (2,285)    $ (3,753)
Equity accounted share of net losses of subsidiaries        (16,832)     (25,391)     (87,672)    (144,019)
Interest income.....................................          3,543       40,119       56,417       92,676
Interest expense and amortization of
debt discount and expenses..........................        (14,646)     (39,100)     (56,393)     (92,637)
Foreign exchange gains/(losses), net................            909       (1,542)       1,016        1,669
Unrealized (loss)/gain on derivative financial
instruments.........................................              -       (8,118)         726        1,193
Realized gain on derivative financial instruments...              -            -       11,553       18,978
Other expenses......................................           (911)           -            -            -
                                                      -------------  -----------  -----------  -----------
Loss before income taxes............................        (27,937)     (35,500)     (76,638)    (125,893)
Income taxes........................................              -            -            -            -
                                                      -------------  -----------  -----------  -----------
NET LOSS............................................      L.(27,937)  L. (35,500)  L. (76,638)   $(125,893)
                                                      =============  ===========  ===========  ===========

          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                            CONDENSED BALANCE SHEETS

                                                                               AT DECEMBER 31
                                                                   ______________________________________
                                                                          1996          1997         1997
                                                                   ______________________________________


                                                                                                 (note A)
                                                                      (in thousands except share data)
                             ASSETS
Investments in and advances to subsidiaries......................  L.  349,676   L.  468,167     $769,058
Cash and cash equivalents........................................       16,032        28,697       47,141
Other assets.....................................................          115           822        1,350
Deferred financing costs (less accumulated amortization of
L.1,325 and L.2,627 at December 31, 1996 and 1997 respectively)..       11,960        15,533       25,516
                                                                   -----------  ------------  -----------
TOTAL ASSETS.....................................................  L.  377,783   L.  513,219     $843,065
                                                                   ===========  ============  ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Other liabilities................................................  L.    9,265  L.       869       $1,427
Senior discount notes............................................      314,418       534,861      878,616
Shareholders' equity/(deficit)...................................

     Ordinary shares: 70,000,000 authorized;
     59,138,791 shares issued at December 31, 1996 and 1997......        1,478         1,478        2,428
Non-voting deferred shares:
     6 shares authorized and issued at December 31, 1996 and 1997            -             -            -

Additional paid-in-capital.......................................      134,466       134,466      220,888
Unrealized loss on securities....................................         (197)         (170)        (279)
Accumulated deficit..............................................      (81,647)     (158,285)    (260,015)
                                                                   -----------  ------------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT).............  L.  377,783   L.  513,219     $843,065
                                                                   ===========  ============  ===========

          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

             CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                   Non-voting
                          Ordinary shares       deferred shares                                                   Total
                         ____________________  ___________________  Additional   Unrealized       Accum-  Shareholders'
                                        pound                pound    Paid-in-      loss on       ulated        Equity/
                             Number  sterling    Number   sterling     capital   securities      Deficit      (Deficit)
                         __________  ________  ________  _________  __________  ___________  ___________  _____________
                                                        (in thousands except share data)

BALANCE AT
JANUARY 1, 1995........  31,903,232  L.   797         6  L.      -    L.43,505  L.        -   L.(18,210)       L.26,092
Shares issued and
capital contributions
(net of expenses)......   9,437,428       236         -          -      26,742            -            -         26,978
Bonus shares issued       2,413,515        61         -          -        (61)            -            -              -
Net loss...............           -         -         -          -           -            -     (27,937)       (27,937)
                         ----------  --------  --------  ---------  ----------  -----------  -----------  -------------
BALANCE AT
DECEMBER 31, 1995......  43,754,175  L. 1,094         6  L.      -    L.70,186  L.        -   L.(46,147)       L.25,133
                         ==========  ========  ========  =========  ==========  ===========  ===========  =============
BALANCE AT
JANUARY 1, 1996........  43,754,175  L. 1,094         6  L.      -    L.70,186  L.        -   L.(46,147)       L.25,133
Shares issued and
capital contributions
(net of expenses)......  15,384,616       384         -          -      64,280            -            -         64,664
Unrealized loss on
securities.............           -         -         -          -           -        (197)            -          (197)
Net loss...............           -         -         -          -           -            -     (35,500)       (35,500)
                         ----------  --------  --------  ---------  ----------  -----------  -----------  -------------
BALANCE AT
DECEMBER 31, 1996......  59,138,791   L.1,478         6  L.      -   L.134,466     L. (197)   L.(81,647)       L.54,100
                         ==========  ========  ========  =========  ==========  ===========  ===========  =============
BALANCE AT
JANUARY 1, 1997........  59,138,791  L. 1,478         6  L.      -   L.134,466     L. (197)   L.(81,647)       L.54,100
Unrealized gain on
securities.............           -         -         -          -           -           27            -             27
Net loss...............           -         -         -          -           -            -     (76,638)       (76,638)
                         ----------  --------  --------  ---------  ----------  -----------  -----------  -------------
BALANCE AT
DECEMBER 31, 1997......  59,138,791  L. 1,478         6  L.      -   L.134,466     L. (170)  L.(158,285)    L. (22,511)
                         ==========  ========  ========  =========  ==========  ===========  ===========  =============


         See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                      PERIOD ENDED DECEMBER 31
                                                        _____________________________________________________
                                                                  1995         1996         1997         1997
                                                        _____________________________________________________
                                                                           (in thousands)

                                                                                                     (note A)
Cash flows from operating activities:
Net loss..............................................     L.  (27,937)  L. (35,500)  L. (76,638)   $(125,893)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
  Equity accounted share of net losses of subsidiaries          16,832       25,391       87,672      144,019
  Foreign exchange losses/(gains)....................             (613)         820       (2,524)      (4,146)
  Accrued interest on advances to subsidiaries........            (318)     (39,581)     (53,998)     (88,703)
  Amortization of deferred financing costs............             312         943        1,302        2,139
  Accretion of senior note discount...................          14,335       38,157       55,038       90,411
  Accretion of investment income......................             524            -            -            -
  Profit on disposition of investments................          (2,733)           -            -            -
  Change in operating assets and liabilities:
  Change in other assets..............................             (13)        (102)          18           29
  Change in other liabilities.........................           1,613        8,380       (8,282)     (13,605)
                                                        --------------  -----------  -----------  -----------
Net cash provided by/(used in) operating activities...           2,002       (1,492)       2,588        4,251
                                                        --------------  -----------  -----------  -----------
Cash flows from investing activities:
  Cash invested in marketable securities..............         (17,445)           -            -            -
  Proceeds from disposition of investments............          73,644            -            -            -
  Advances to subsidiaries............................        (310,611)     (45,306)    (138,652)    (227,763)
                                                        --------------  -----------  -----------  -----------
Net cash used in investing activities.................        (254,412)     (45,306)    (138,652)    (227,763)
                                                        --------------  -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds of issue of debt...........................         194,881            -      153,691      252,468
  Debt financing costs................................          (7,924)      (1,637)      (4,989)      (8,195)
  Issue of shares and capital contributions
  (net of expenses)...................................          26,978       64,664            -            -
                                                        --------------  -----------  -----------  -----------
Net cash provided by financing activities.............         213,935       63,027      148,702      244,273
                                                        --------------  -----------  -----------  -----------
Net (decrease)/increase in cash.......................         (38,475)      16,229       12,638       20,761
Cash and cash equivalents at beginning of year........          38,475            -       16,032       26,336
Effect of exchange rate changes on cash and
cash equivalents......................................               -         (197)          27           44
                                                        --------------  -----------  -----------  -----------
Cash and cash equivalents at end of year..............    L.         -    L. 16,032    L. 28,697      $47,141
                                                        ==============  ===========  ===========  ===========

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

     All amounts herein are shown in Pounds Sterling ("pound sterling") and for the year 1997 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of pound sterling 1 = $1.6427, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1997.

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

     INVESTMENTS IN AND ADVANCES TO SUBSIDIARIES - Investments in and advances to subsidiaries are accounted for using the equity method of accounting.

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

B. ADVANCES TO SUBSIDIARIES

     The advances to subsidiaries consist of a dollar denominated loan and sterling denominated loans.

     The dollar denominated loan bears interest at a rate of 12.25% per annum. The sterling denominated loans bear interest at a rate of LIBOR plus 2% per annum.

     The interest income on these loans in 1996 and 1997 was pound sterling 39.6 million and pound sterling 54.0 million respectively.

C. COMMITMENTS AND CONTINGENCIES

     LIQUIDITY - The financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1995, 1996 and 1997 the Group incurred net losses of pound sterling 27.6 million, pound sterling 35.8 million and pound sterling 76.6 million respectively.

                        DIAMOND CABLE COMMUNICATIONS PLC

20. CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)


C. COMMITMENTS AND CONTINGENCIES (continued)

     The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. The Group's continuation to build out its network is dependent upon its ability to obtain sufficient debt and/or equity financing in order to meet its network milestones. The inability of the Group to secure financing in addition to that currently available, including the proceeds of the issue of the Senior Notes, could result in a failure to comply with the build milestones set forth in its licences to operate, and ultimately could lead to the revocation of such licenses. Under such conditions the Group may be unable to continue to operate. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Group be unable to continue to operate.

     To the extent that the amount required to complete the Group's network to meet its milestones exceeds its estimates, the annualized cash flow of certain subsidiaries does not meet expectations, or the Group continues constructing the network beyond its milestone obligations, the amount of additional debt or other financing required will increase.

21 SUMMARIZED FINANCIAL INFORMATION ABOUT DIAMOND HOLDINGS PLC

     The following information is provided in accordance with the Staff Accounting Bulletin No. 53 and represents the summarized financial information of Diamond Holdings plc.

     Diamond Holdings plc ("Holdings") was incorporated under the laws of England and Wales on December 15, 1997. Holdings is a wholly owned subsidiary of Diamond Cable Communications Plc ("the Company") and, on January 16, 1998 became the intermediate holding company which holds all the shares of (i) Diamond Cable Communications (UK) Limited and (ii) East Midlands Cable Communications Limited, East Midlands Cable Group Limited and East Midlands Cable Holdings Limited through an intermediate holding company, Jewel Holdings Limited.

     Holdings raised approximately pound sterling 195 million by the offer of Senior Notes in February 1998. The proceeds will be used by the Group for general corporate purposes, including to fund a portion of the costs of constructing the network in the Group's franchise area and related working capital. The Senior Notes are unconditionally guaranteed by the Company.


                                                   AT DECEMBER 31,
                                                        1997
                                                   ______________
Amounts due from group undertakings...........         L.49,998
Cash at bank and in hand......................                2
                                                       --------
Total assets..................................         L.50,000
                                                       ========
Liabilities...................................         L.     -
Shareholders' equity
  Ordinary shares: 50,000,000 authorized;
  50,000 shares issued........................           50,000
                                                       --------
Total liabilities and shareholders' equity....         L.50,000
                                                       ========