Form 10-Q
period 1998-03-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1998-05-15
CIK 929649

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-83740

                        Diamond Cable Communications Plc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    England and Wales                                            N/A
------------------------------------------             -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                                    N/A
------------------------------------------             -------------------------
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

         The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of March 31, 1998 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                      INDEX


                                                                          Page


INTRODUCTION ............................................................    3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited condensed consolidated statements of
            operations--Three months ended
            March 31, 1998 and 1997......................................    5

          Condensed consolidated balance sheets--
            March 31, 1998 and December 31, 1997.........................    6

          Unaudited condensed consolidated statement of
            shareholders' equity -- Three months
            ended March 31, 1998.........................................    7

          Unaudited condensed consolidated statements of cash
            flows -- Three months ended March 31, 1998
            and 1997.....................................................    8

          Notes to the unaudited condensed consolidated
            financial statements.........................................    9


Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition........................   12


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................   23


SIGNATURES...............................................................   24

                                  INTRODUCTION

         Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of (i) Diamond Cable Communications (UK) Limited (formerly Diamond Cable (Nottingham) Limited) ("DCL") and its subsidiaries and (ii) a group of companies comprising East Midlands Cable Group Limited ("EMCG"), East Midlands Cable Communications Limited and East Midlands Cable Holdings Limited (collectively "LCL"), in both cases through intermediate holding companies, Diamond Holdings plc and Jewel Holdings Limited ("Jewel"). References herein to the "Group" refer to the Company and its subsidiaries, including, since September 27, 1995, LCL.

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of March 31, 1998, the Group's cable television and telecommunications network had passed by civils construction approximately 574,600 homes and an estimated 27,800 businesses, of which portions of the network passing approximately 550,900 homes and an estimated 26,300 businesses had been activated. As of that date, the Group also had approximately 177,600 residential telephone lines, 90,500 cable television subscribers and 29,600 business telephone lines. Through that date, (pound)462 million had been invested (at original cost) in the construction of the network and related systems.

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

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "(pound)" "pence" or "P" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6766 per (pound)1.00, the noon buying rate in The City of New York fOR cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 31, 1998. On May 13, 1998, the Noon Buying Rate was $1.6308 per (pound)1.00.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------------------------------------

                                                                    1997               1998                  1998
                                                             ----------------   -------------------     --------------
                                                                                                            (note 1)
                                                                                   (in thousands)
REVENUE
Business telecommunications..........................         (pound) 3,173         (pound) 4,332           $  7,263
Residential telephone................................                 6,171                 9,840             16,498
Cable television.....................................                 3,818                 5,459              9,152
                                                             --------------        --------------           --------
                                                                     13,162                19,631             32,913
                                                             --------------        --------------           --------

OPERATING COSTS AND EXPENSES
Telephone............................................                (2,596)               (3,738)            (6,267)
Programming..........................................                (2,292)               (3,025)            (5,072)
Selling, general, and administrative.................                (6,201)               (8,729)           (14,635)
Depreciation and amortization........................                (6,380)               (9,320)           (15,626)
                                                             --------------        --------------           --------
                                                                    (17,469)              (24,812)           (41,600)
                                                             --------------        --------------           --------
OPERATING LOSS.......................................                (4,307)               (5,181)            (8,687)

Interest income......................................                   943                 3,006              5,040
Interest expense and amortization of debt
  discount and expenses..............................               (12,181)              (18,959)           (31,786)
Foreign exchange (losses)/gains, net.................               (11,994)               12,497             20,952
Unrealized gain/(loss) on derivative financial
  instruments........................................                    76                (1,914)            (3,209)
Realized gain on derivative financial
  instruments........................................                11,553                    24                 40
                                                             --------------        --------------           --------

Loss before income taxes.............................               (15,910)              (10,527)           (17,650)
Income taxes.........................................                    --                    --                 --
                                                             --------------        --------------           --------



NET LOSS.............................................        (pound)(15,910)       (pound)(10,527)          $(17,650)
                                                             ==============        ==============           ========

           See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.


                        DIAMOND CABLE COMMUNICATIONS PLC

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS



                                                              AT DECEMBER 31,                   AT MARCH 31,
                                                            ------------------ -----------------------------------------

                                                                   1997                1998                  1998
                                                            ------------------ --------------------  -------------------
                                                                                                           (NOTE 1)
                                                                                   (IN THOUSANDS)
                       ASSETS
                                                          pound                pound
Cash and cash equivalents ............................... sterling    75,680   sterling   246,818            $413,815
Trade receivables (net of allowance for doubtful
  accounts of (pound)2,788 at December 31, 1997 and
  (pound)3,232 at March 31, 1998)........................              8,569                8,816              14,781
Other assets.............................................              4,470                4,006               6,717
Deferred financing costs (less accumulated amortization
   of (pound)2,627 at December 31, 1997 and
  (pound)3,111 at March 31, 1998)........................             15,533               21,714              36,406
Property and equipment, net (note 4).....................            365,636              391,458             656,318
Goodwill (less accumulated amortization of
(pound)10,914 at December 31, 1997 and(pound)12,127 at
March 31, 1998)..........................................             86,046               84,833             142,231
Franchise costs (less accumulated
  amortization of (pound)116 at December 31, 1997 and
  (pound)123 at March 31, 1998)..........................                423                  416                 697
                                                                   ---------            ---------          ----------
                    TOTAL ASSETS                          pound                pound
                                                          sterling   556,357   sterling   758,061          $1,270,965
                                                                   =========            =========          ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
                                                          pound                pound
Accounts payable......................................... sterling    22,319   sterling    27,572             $46,227
Other liabilities........................................             11,224               15,648              26,236
Senior discount notes....................................            534,861              539,324             904,230
Senior notes.............................................                  -              200,613             336,348
Capital lease obligations................................              8,041                7,570              12,692
Mortgage loan............................................              2,423                2,413               4,045
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
    59,138,791 issued at December 31, 1997 and
    at March 31, 1998)...................................              1,478                1,478               2,478
  Non-voting deferred shares (6 shares authorized
  and issued at December 31, 1997 and March 31,
  1998)..................................................                  -               -                   -
  Additional paid-in-capital.............................            134,466              134,466             225,446
  Accumulated other comprehensive loss...................              (204)              (2,245)             (3,764)
  Accumulated deficit....................................          (158,251)            (168,778)           (282,973)
                                                                   ---------            ---------          ----------

                                                          pound                pound
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............... sterling   556,357   sterling   758,061          $1,270,965
                                                                   =========            =========          ==========

            See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                             OF SHAREHOLDERS' EQUITY


                                                                                   ADDITIONAL
                                                                  NON-VOTING          PAID-
                                         ORDINARY SHARES        DEFERRED SHARES    IN-CAPITAL
                                    -------------------------   ---------------    ----------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)

                                     Number                      Number
                                     ------                      ------

BALANCE AT JANUARY 1, 1998........   59,138,791  (pound)1,478       6      --      (pound)134,466
Unrealized loss on securities.....       --                --      --      --                --

Net loss..........................       --                --      --      --                --
                                     ----------  ------------    ------   -----    --------------
BALANCE AT MARCH 31, 1998.........   59,138,791  (pound)1,478       6      --      (pound)134,466
                                     ==========  ============    ======   =====    ==============


                                      ACCUMULATED
                                         OTHER                                TOTAL
                                     COMPREHENSIVE      ACCUMULATED       SHAREHOLDERS'
                                          LOSS            DEFICIT            DEFICIT
                                   ---------------    ----------------    -------------
                                            (IN THOUSANDS EXCEPT SHARE DATA)

BALANCE AT JANUARY 1, 1998........   (pound) 204      (pound)(158,251)    (pound)(22,511)
Unrealized loss on securities.....        (2,041)                --               (2,041)

Net loss..........................           --               (10,527)           (10,527)
                                   ---------------      -------------      -------------
BALANCE AT MARCH 31, 1998......... (pound)(2,245)      (pound)168,778      (pound)35,079
                                   ===============      =============      =============

---------------

             See the accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                     -------------------------------------------------
                                                                          1997               1998            1998
                                                                     ---------------    --------------   -------------
                                                                                                           (NOTE 1)
                                                                                      (IN THOUSANDS)
Cash flows from operating activities:
Net loss..........................................................   (pound)(15,910)   (pound)(10,527)      $  (17,650)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization...................................            6,380             9,320           15,626
  Unrealized foreign exchange losses/(gains)......................           11,193           (12,552)         (21,045)
  Loss on disposition of assets...................................               11                 -                -
  Accretion of Senior Note discount...............................           11,184            15,247           25,563
  Provision for losses on accounts receivable.....................              207               444              744
  Amortization of deferred financing costs........................              543               484              811
  Change in operating assets and liabilities:
    Change in trade receivables...................................             (580)             (691)          (1,158)
    Change in other assets........................................           (1,407)              464              778
    Change in accounts payable....................................            6,311             1,469            2,463
    Change in other liabilities...................................           (7,459)            4,040            6,774
                                                                     ---------------    --------------   -------------
Net cash provided by operating activities.........................           10,473             7,698           12,906
                                                                     ---------------    --------------   -------------
Cash flows from investing activities:
  Cash invested in property and equipment.........................          (26,105)          (30,091)         (50,450)
  Proceeds from disposition of assets.............................                8                14               23
                                                                     ---------------    --------------   -------------
Net cash used in investing activities.............................          (26,097)          (30,077)         (50,427)
                                                                     ---------------    --------------   -------------
Cash flows from financing activities:
  Proceeds of issue of debt.......................................          153,692           202,381          339,312
  Debt financing costs............................................           (4,767)           (6,225)         (10,437)
  Repayment of mortgage loan......................................              (17)              (10)             (17)
  Capital element of capital lease repayments.....................             (351)             (588)            (985)
                                                                     ---------------    --------------   -------------
Net cash provided by financing activities.........................          148,557           195,558          327,873
                                                                     ---------------    --------------   -------------
Net increase in cash and cash equivalents.........................          132,933           173,179          290,352
Cash and cash equivalents at beginning of period..................           18,311            75,680          126,885
Effect of exchange rate changes on cash and cash equivalents......             (142)           (2,041)          (3,422)
                                                                     ---------------    --------------   -------------
Cash and cash equivalents at end of period........................   (pound)151,102    (pound)246,818       $  413,815

             See the accompanying notes to the Unaudited Condensed
                       Consolidated Financial Statements.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

         Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling ((pound)). Merely for convenience the consolidated financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6766 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1998.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The financial statements as of and for the periods ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

3.   COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997, and is effective for accounting periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive loss for the three month periods to March 31, 1997 and 1998 is shown below:


                                                                              THREE MONTHS ENDED MARCH 31,
                                                                   -------------------------------------------------
                                                                        1997               1998             1998
                                                                   ---------------    --------------   -------------
                                                                                                          (NOTE 1)
                                                                                      (IN THOUSANDS)

Net loss.....................................................      (pound)(15,910)   (pound)(10,527)        $(17,650)

Other comprehensive loss net of tax:
  Unrealized loss on securities..............................                (142)           (2,041)          (3,422)
                                                                   ---------------    --------------   --------------
Comprehensive loss...............................................  (pound)(16,052)   (pound)(12,568)        $(21,072)
                                                                   ---------------    --------------   --------------


4.   PROPERTY AND EQUIPMENT


                                      LAND AND         CABLE          OFFICE          MOTOR
                                     BUILDINGS        NETWORK        EQUIPMENT       VEHICLES         TOTAL
                                   -------------    -----------    -------------    -----------   ------------
                                                                     (IN THOUSANDS)

ACQUISITION COSTS
Balance at January 1, 1998.......  (pound)5,111   (pound)405,652   (pound)9,017     (pound)606    (pound)420,386
Additions........................           102           33,448            274            112            33,936
Dispositions.....................             -             (63)              -            (24)              (87)
                                      ---------       ---------        --------       --------         ---------
Balance at March 31, 1998........         5,213         439,037           9,291            694           454,235
                                      ---------       ---------        --------       --------         ---------
ACCUMULATED DEPRECIATION
Balance at January 1, 1998.......           478          49,695           4,369            208            54,750
Charge for period................            43           7,510             508             39             8,100
Dispositions.....................             -            (55)               -            (18)              (73)
                                      ---------       ---------        --------       --------         ---------
Balance at March 31, 1998........           521          57,150           4,877            229            62,777
                                      ---------       ---------        --------       --------         ---------
MARCH 31, 1998 NET BOOK VALUE....         4,692         381,887           4,414            465           391,458
                                      =========       =========        ========       ========         =========
DECEMBER 31, 1997 NET BOOK
  VALUE..........................  (pound)4,633   (pound)355,957   (pound)4,648     (pound)398    (pound)365,636
                                      =========       ==========       ========       ========         =========


The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life on net income for the period was (pound)1.4 million ($2.3 million).

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

6.   ISSUE OF 1998 NOTES

         On February 6, 1998, Diamond Holdings plc, a subsidiary of the Company, issued (pound)135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 91/8% Senior Notes due February 1, 2008. These Senior Notes have been guaranteed by the Company as to principal, interest and other amounts due. Net proceeds received by Diamond Holdings plc amounted to approximately (pound)195 million after issuance costs of approximately (pound)7 million.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company expended net cash to fund investing activities of approximately (pound)110.1 million and (pound)30.1 million in the year ended December 31, 1997 and the first three months of 1998, respectively. Net cash provided by financing activities in the year ended December 31, 1997 was approximately (pound)146.6 million and (pound)195.6 million in the first three months of 1998. The Company's investing activities consisted almost exclusively of the ongoing construction of the network ((pound)110.1 million in the year ended December 31, 1997 and (pound)30.1 million in the first three months of
1998). The Company's net cash provided by operating activities was (pound)20.9 million in the year ended December 31, 1997 and (pound)7.7 million in the three months to March 31, 1998. The Group's cash and funding requirements historically have been met principally through the issuance of senior discount notes in September 1994, December 1995 and February 1997 (together, the "Discount Notes"), as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings plc, issued two new series of notes (together, the "1998 Notes"), raising net proceeds of approximately (pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at March 31, 1998. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual LDL milestones in six of its seven LDL franchises at the end of 1997, although construction had commenced in five of the seven LDL franchises. Following an application by the Group to the ITC, the ITC has now modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir. The Group has met the modified milestones in all of its LDL franchises as at December 31, 1997.

         The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The network will be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures from April 1, 1998 required for the company to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (pound)400 million, although further capital expenditures would be required to substantially complete the network. These amounts could vary significantly depending on such factors as the number of customers actually connected to the network, the availability of construction resources and the impact of competition from other cable operators or delivery mechanisms.

         At March 31, 1998, the Group had constructed and activated a network comprising approximately 56% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of 1999. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that (i) the amounts required to construct the Group's network to meet its milestones exceed its estimates,
(ii) the Group's cash flow does not meet expectations or (iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

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

SELECTED OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1996 and 1997 and at and for the three-month period ended March 31, 1998.

                                                           DECEMBER 31,             MARCH 31,
                                                  --------------------------      ------------
                                                      1996          1997              1998
                                                  ------------   -----------      ------------

Homes passed by civils construction(1)..........       453,496        536,110         574,557
Homes activated(2)..............................       347,246        508,801         550,862
Homes marketed(3)...............................       252,601        405,787         456,438
Student services rooms marketed(4)..............             -          1,805           4,583
BUSINESS TELECOMMUNICATIONS
Business customers accounts.....................         3,935          5,723           6,165
Business lines connected........................        18,932         27,124          29,571
Private circuits(5).............................           226            258             269
Average lines per business(6)...................           4.8            4.7             4.8
Average monthly revenue per line(7)(8)..........  (pound)50.17   (pound)46.26    (pound)45.88
Pro-forma average monthly revenue per line(8)...  (pound)51.25   (pound)46.26    (pound)45.88
RESIDENTIAL TELEPHONE(4)
Residential lines connected.....................       104,460        157,171         177,612
Penetration rate of homes marketed(9)...........          41.4%          38.6%           38.5%
Average monthly revenue per line(8)(10).........  (pound)18.40   (pound)18.75    (pound)18.77
Pro-forma average monthly revenue per line(8)...  (pound)18.64   (pound)18.75    (pound)18.77
Churn(11)(12)...................................          20.6%          16.3%           12.6%
CABLE TELEVISION
Basic service subscribers.......................        59,242         83,793          90,498
Penetration rate of homes marketed(13)..........          23.5%          20.6%            19.8%
Average monthly revenue per subscriber(14)......  (pound)18.03   (pound)19.84    (pound)19.95
Churn(11)(12)...................................          40.9%          32.7%           29.2%

--------------------

(1) Homes passed by civils is the number of homes (excluding student services rooms) that have had ducting buried outside.

(2) Homes activated is the number of homes (excluding student services rooms) that are capable of receiving cable service without further extension of transmission lines, apart from the final connection to the home.

(3) Homes marketed is the number of homes activated (excluding student services rooms) for which the initial marketing phase (including door to door direct marketing) has been completed.

(4) During 1997 the Group began to provide telephone services and internet access to students at a number of large educational establishments in its franchise area. Academic terms make this business seasonal in nature. In order to fairly present the results, the Company has adopted the following policy: (i) rental revenue is recognized evenly over a full twelve month period (or the balance of the period to the start of the next academic year if shorter), (ii) call revenue is recognised in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, (iii) a student services line is recognised as the equivalent of 3/4 of a residential line, (iv) each student room at which service is available is treated as a home marketed and incorporated in the calculation of residential telephone penetration and, (v) any net decrease in the number of students taking the service between one academic year and another is ignored for the purposes of calculating residential telephone churn.

(5) Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(6) Average lines per business account is calculated by dividing the number of business lines connected on the given date by the number of business customer accounts on such date.


(7) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997) or by three (for the three months ended March 31, 1998).

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

(9) Penetration rate of homes marketed is calculated by dividing the number of residential lines, including student services lines recognized at the equivalent of 3/4 of a residential line connected on the given date by the total number of homes marketed and student services rooms marketed as of such date, expressed as a percentage.

(10) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997) or by three (for the three months ended March 31, 1998). Call revenue from student services lines is recognized in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, with each student services line recognized as the equivalent of3/4of a residential line.

(11) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1998 is annualized by multiplying the amount as calculated above by four.

(12) Since the beginning of 1997, the Group's reported churn has excluded from net disconnected accounts subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. Previously, those subscribers were not identified under the Group's information system and were therefore included in the churn calculation as disconnected accounts. If churn for 1997 and the quarter to March 31, 1998 were calculated on the basis used in periods prior to 1997, annualized churn would have been 36.9% and 33.9% for cable television and 21.3% and 17.8% for residential telephone, respectively. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if churn for prior periods were restated.

(13) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television on the given date by the total number of homes marketed as of such date, expressed as a percentage.

(14) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997) or by three (for the three months ended March 31,
     1998).

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1998

         The Group continued to experience increases in its subscribers, revenues and expenses during the three month period ended March 31, 1998. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 38,447 homes (7.2%) and homes activated increased by 42,061 (8.3%) from December 31, 1997 to March 31, 1998. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at March 31, 1998.

         In order to improve the management and quality of the residential sales force, commencing in February 1997, the Company began to develop its own internal sales force through direct hiring of residential sales people. The Group now employs residential sales people. At March 31, 1998, the Company employed approximately 135 residential sales people, including former contracted sales people who were hired by the Company in accordance with its employment criteria following interviews and pays them on the basis of a salary plus sales commission. All of these sales staff have now undergone a training process which the Group believes has increased their long-term effectiveness but which delayed their productivity in the short-term. Penetration was also negatively impacted during 1997 and the first quarter of 1998 by increased competitive activity, in particular from BT, Ionica, CWC and BSkyB. At March 31, 1998, residential telephone line penetration had fallen to 38.5% and cable television penetration had fallen to 19.8% from 38.6% and 20.6% respectively at December 31, 1997. Penetration rates for residential telephone and cable television were 39.8% and 21.4% respectively at March 31, 1997.

         REVENUE

         For the three months ended March 31, 1998, total revenues were (pound)19.6 million, a 49% increase over total revenues of (pound)13.2 million for the comparable period in 1997. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         Business Telecommunications. Business telecommunications revenue was (pound)4.3 million for the three month period ended March 31, 1998 compared to (pound)3.2 million for the comparable period in 1997, representing an increase of 37%. The growth in reported revenues is due primarily to an increase in the number of business lines installed from 20,874 at March 31, 1997 to 29,571 at March 31, 1998, an increase of 42%. The monthly revenue per line decreased from (pound)47.14 in the three months to March 31, 1997 to (pound)45.88 in the comparable period in 1998. The decrease was due to a combination of, (i) an increase in centrex lines which have a lower average revenue per line than other business customer lines (centrex services represented 40.8% and 46.2% of the total number of business lines at March 31, 1997 and March 31, 1998 respectively) and (ii) reductions in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line and higher line rental charges which were increased in September 1997. The Company may lower prices in the future if necessary for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)9.8 million in the three month period to March 31, 1998 compared to (pound)6.2 million for the comparable period in 1997, an increase of 59%. The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 111,881 at March 31, 1997 to 177,612 at March 31, 1998, representing an increase of 59%. Monthly revenue per line was (pound)18.62 in the three month period to March 31, 1997 and (pound)18.77 in the comparable period in 1998. This increase was largely due to increased call usage which more than offset reductions in call and incoming termination tariffs during 1997 and the first three months of 1998. The churn rate (annualized) was 12.6% for the first three months of 1998 as compared to 18.1% in the comparable period in 1997. The relatively high churn in the first quarter of 1997 was attributable in part to the application of a stricter disconnect policy relating to non-payment.

         Cable Television. Cable television revenues increased from (pound)3.8 million in the three months to March 31, 1997 to (pound)5.5 million in the comparable period in 1998, an increase of 43%. This growth in cable television revenue was primarily due to an increase in the number of the Company's cable television subscribers which rose from 60,008 at March 31, 1997 to 90,498 at March 31, 1998, an increase of 51%, partially offset by a decrease in the Company's average monthly revenue per subscriber from (pound)20.35 for the first three months of 1997 to (pound)19.95 for the comparable period in 1998. The decrease in average revenue per subscriber is primarily due to the introduction of new lower priced program packages during 1997 partially offset by increases in certain cable television pricing.

         The Group's churn rate was 29.2% for the three months to March 31, 1998 as compared to a churn rate of 46.8% in the comparable period in 1997. The Group believes that this reduction in churn in the three months to March 31, 1998 is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group introduced other policies which contributed to the reducing trend in churn during 1997 including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

         OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One were (pound)2.6 million in the three months to March 31, 1997 and (pound)3.7 million in the three months to March 31, 1998. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 28% in the three months to March 31, 1997 to 26% in the comparable period in 1998 due primarily to reduced interconnect tariffs paid to these operators.

         Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from (pound)2.3 million in the three months to March 31, 1997 to (pound)3.0 million in the comparable period in 1998. As a percentage of cable television revenues, these direct costs decreased from 60% in the three month period ended March 31, 1997 to 55% in the comparable period in 1998. The decrease was in large part due to an increased proportion of subscribers on higher margin basic and premium program packages in the three month period to March 31, 1998 compared to the comparable period in 1997.

         Selling, general and administrative expenses as a percentage of total revenues in the three months to March 31, 1997 and 1998 were 47% and 44% respectively and increased by 41% from the three months to March 31, 1997 to the comparable period in 1998. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business, together with LDL cash bid payments which commenced in 1998 .

         Depreciation and amortization expenses increased by 46% from the three month period to March 31, 1997 to the comparable period in 1998. This increase was attributable to a combination of the increasing size of the Company's network and the additional depreciation resulting from a change in the estimated useful lives of set-top boxes and initial subscriber installations. In anticipation of changes in technology, the estimated useful lives of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful lives on the depreciation charge for the three months to March 31, 1998 was an increase of (pound)1.4 million.

         The Group continues to review the potential consequences of changes in technology, its network infrastructure and the industry structure within the UK in general for its plans, operations and the assessment of the useful lives of its assets.

         INTEREST INCOME/EXPENSE

         Interest expense was (pound)19.0 million in the three months ended March 31, 1998 compared to (pound)12.2 million in the comparable period in 1997. The increase is due primarily to the accretion on the Discount Notes of (pound)15.2 million in the first quarter of 1998 (compared to (pound)11.2 million in the first quarter of 1997) and (pound)3.0 million accrued interest on the 1998 Notes. In addition, amortization of debt financing costs was (pound)0.5 million and other interest expense was (pound)0.3 million in the three months to March 31, 1998, compared to (pound)0.5 million and (pound)0.5 million respectively in the three months to March 31, 1997. Interest received was (pound)3.0 million in the three months to March 31, 1998 compared to (pound)0.9 million in the three months to March 31, 1997 and the increase was primarily due to temporary investment of the proceeds of the 1998 Notes.

         FOREIGN EXCHANGE

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the three months ended March 31, 1997, the Group recognized a net foreign exchange loss of (pound)12.0 million primarily due to the unrealized loss on translation of its liability on the Discount Notes. Because of changes in prevailing rates, during the three months ended March 31, 1998, the Group recorded a net foreign exchange gain of (pound)12.5 million primarily due to the unrealized gain on translation of its liability on the Discount Notes and the 1998 Notes.

         DERIVATIVE FINANCIAL INSTRUMENTS

         Realized gains on derivative financial instrument of (pound)24,000 in the three months to March 31, 1998 consists of the mark-to-market closing valuation of an interest rate swap commitment which was closed in March 1998.

         The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (pound)200 million at a rate of $1.6289 to (pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (pound)3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31,

1996, an unrealized loss of approximately (pound)8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the Discount Notes issued in 1994 and 1995 during the same period. During the first quarter of 1997, the Company recorded a gain of approximately (pound)11.5 million on the two offsetting forward contracts, reflecting the reversal of an (pound)8.1 million loss referred to above and the approximately (pound)3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Discount Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1. An unrealized loss of (pound)1.9 million has been recorded in the three months to March 31, 1998 on these two contracts. The Company may enter into separate agreements to roll forward these contracts in order to cover specific dollar liabilities when they arise or terminate the contracts to crystallize a profit or minimize a loss at any stage thought appropriate. Therefore the accounting treatment of these contracts, which are not designated to an asset or liability, are recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses are recognized in the statement of operations. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Company's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

         NET LOSS

         As a result of the foregoing factors, Diamond had net losses of (pound)10.5 million in the three-month period ended March 31, 1998, compared to net losses of (pound)15.9 million in the comparable period of 1997.

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

         RECENT DEVELOPMENTS

         On April 23, 1998 the Department of Trade and Industry announced the U.K. government's intention to progressively end the policy of granting only one cable television license for a franchise area. If the announcement were enacted into law as initially proposed, any licensed operator would with immediate effect be able to compete in the provision of broadcast entertainment in those areas outside current cable franchises.

                        DIAMOND CABLE COMMUNICATIONS PLC

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

                   None.

          (b)  Reports on Form 8-K -

         The Company filed on January 13, 1998 a report on Form 8-K announcing its 1997 Preliminary Operating Results.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIAMOND CABLE COMMUNICATIONS PLC


Date: May 14, 1998                     By: ____________________________________
                                                 Robert Goad
                                                (Chief Executive Officer)



Date: May 14, 1998                     By: ____________________________________
                                                  Nicholas Millard
                                                 (Chief Financial Officer)


Date: May 14, 1998                     By: ____________________________________
                                                  Duncan Craig
                                                 (Chief Accounting Officer)