Form 10-Q
period 1998-06-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1998-08-14
CIK 929649

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-83740

                        Diamond Cable Communications Plc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        England and Wales                                   N/A
-----------------------------------------    -----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

   Diamond Plaza, Daleside Road
   Nottingham NG2 3GG, England                             N/A
----------------------------------------     -----------------------------------
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


                               Yes X      No __

     The number of shares outstanding of the Registrant's Ordinary Shares of 2.5 pence each outstanding as of June 30, 1998 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                      INDEX


                                                                            Page


INTRODUCTION .............................................................    3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Unaudited condensed consolidated statements of
             operations--Three and six months ended
             June 30, 1998 and 1997.......................................    5

          Condensed consolidated balance sheets--
             June 30, 1998 and December 31, 1997..........................    6

          Unaudited condensed consolidated statements of
             shareholders' equity -- Three and six months
             ended June 30, 1998..........................................    7

          Unaudited condensed consolidated statements of cash flows --
             Six months ended June 30, 1998
             and 1997.....................................................    8

          Notes to the unaudited condensed consolidated
             financial statements.........................................    9


Item 2.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition.......................    13


Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................    25


SIGNATURES...............................................................    26

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

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of June 30, 1998, the Group's cable television and telecommunications network had passed by civils construction approximately 616,100 homes and an estimated 28,400 businesses, of which portions of the network passing approximately 601,000 homes and an estimated 27,600 businesses had been activated. As of that date, the Group also had approximately 197,400 residential telephone lines, 98,700 cable television subscribers and 33,900 business telephone lines. Through that date, (pound)496 million had been invested (at original cost) in the construction of the network and related systems.


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

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "(pound)" "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6695 per (pound)1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on June 30, 1998. On August 13, 1998, the Noon Buying Rate was $1.6265 per (pound)1.00.


         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL Incorporated ("NTL"), an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the share exchange agreement between the Company's shareholders and NTL (the "Share Exchange Agreement"), the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52 per share until October 16, 1998). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals and, if necessary, approval by NTL shareholders and the consent of holders of NTL's outstanding debt. The transaction will not require the prior approval of the holders of the Group's outstanding debt securities, but each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing. The parties expect the transaction to be completed in the autumn of this year.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                           --------------------------------------           --------------------------------


                                                 1997         1998          1998             1997                1998          1998
                                                ------       ------        ------           ------              ------        -----
                                                                         (note 1)                                           (note 1)
                                                                              (in thousands)

REVENUE
Business telecommunications...............(pound)3,347  (pound) 4,667       $ 7,792    (pound) 6,520     (pound) 8,999    $ 15,024
Residential telephone.....................       6,761         10,991        18,349           12,932            20,831      34,777
Cable television..........................       3,879          5,897         9,845            7,697            11,356      18,959
                                               -------        -------       -------         --------           -------    --------
                                                13,987         21,555        35,986           27,149            41,186      68,760
                                               -------        -------       -------          -------           -------     -------

OPERATING COSTS AND EXPENSES
Telephone.................................      (2,941)        (4,183)       (6,983)          (5,537)           (7,921)    (13,224)
Programming...............................      (2,258)        (3,166)       (5,286)          (4,550)           (6,191)    (10,336)
Selling, general, and
  administrative..........................      (6,367)        (9,195)      (15,351)         (12,568)          (17,924)    (29,924)
Depreciation and amortization.............      (6,635)       (10,330)      (17,246)         (13,015)          (19,650)    (32,806)
                                               --------       --------      --------         --------          --------    --------
                                               (18,201)       (26,874)      (44,866)         (35,670)          (51,686)    (86,290)
                                               --------       --------      --------         --------          --------    --------
OPERATING LOSS............................      (4,214)        (5,319)       (8,880)          (8,521)          (10,500)    (17,530)

Interest income...........................       2,026          3,875         6,469            2,969             6,881      11,488
Interest expense and amortization of debt
  discount and expenses...................     (15,019)       (21,456)      (35,821)         (27,200)          (40,415)    (67,473)
Foreign exchange gains/(losses), net......       6,271         (2,332)       (3,893)          (5,723)           10,165      16,970
Unrealized gain on derivative financial
  instruments.............................         168             --            --              244                --          --
Realized gain on derivative financial
  instruments.............................          --          2,302         3,843           11,553               412         688
                                              --------       --------      --------         --------           -------   ---------

Loss before income taxes..................     (10,768)       (22,930)      (38,282)         (26,678)          (33,457)     (55,857)
Income taxes..............................          --             --            --               --                --           --
                                              --------        --------      --------        ---------          --------   ---------
NET LOSS................................(pound)(10,768) (pound)(22,930)     $(38,282) (pound)(26,678)   (pound)(33,457)    $(55,857)
                                              ========        ========      =========        ========          ========   =========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             AT DECEMBER 31,             AT JUNE 30,
                                                                            ----------------             -----------
                                                                                                         (UNAUDITED)
                                                                                 1997                1998            1998
                                                                                ------              ------          ------
                                                                                                                   (NOTE 1)
                                                                                                (IN THOUSANDS)
                   ASSETS

Cash and cash equivalents.................................................    (pound)75,680      (pound)221,120        $369,160
Trade receivables (net of allowance for doubtful accounts
  of (pound)2,788 at  December 31, 1997 and(pound)3,822 at
  June 30, 1998).........................................................            8,569               9,817          16,389
Other assets.............................................................            4,470               4,451           7,431
Deferred financing costs (less accumulated
  amortization of (pound)2,627 at December 31, 1997
  and (pound)3,674 at June 30, 1998).....................................           15,533              21,477          35,856
Property and equipment, net (note 4).....................................          365,636             416,410         695,197
Goodwill (less accumulated amortization of (pound)10,914 at December 31,
1997 and(pound)13,341 at June 30, 1998)..................................           86,046              83,621         139,605
Franchise costs (less accumulated amortization of
  (pound)116 at December 31, 1997 and (pound)130 at June 30, 1998)........              423                 409             683
                                                                                   -------             -------       ---------
TOTAL ASSETS.............................................................   (pound)556,357      (pound)757,305      $1,264,321
                                                                                   =======             =======       =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable.........................................................   (pound) 22,319      (pound) 26,658         $44,505
Other liabilities........................................................           11,224              20,319          33,923
Senior discount notes....................................................          534,861             557,403         930,584
Senior notes.............................................................                -             200,888         335,383
Capital lease obligations................................................            8,041               7,303          12,193
Mortgage loan............................................................            2,423               2,403           4,012
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
    59,138,791 issued at December 31, 1997 and
    at June 30, 1998)....................................................            1,478               1,478           2,468
Non-voting deferred shares (6 shares authorized and
  issued at December 31, 1997 and June 30, 1998).........................                -                   -               -
Additional paid-in-capital...............................................          134,466             134,466         224,491
Accumulated other comprehensive loss.....................................             (204)             (1,905)         (3,181)
Accumulated deficit......................................................         (158,251)           (191,708)       (320,057)
                                                                                  --------            --------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................   (pound)556,357      (pound)757,305      $1,264,321
                                                                                  ========             =======       =========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                                                                                ADDITIONAL
                                                              NON-VOTING           PAID-
                                        ORDINARY SHARES     DEFERRED SHARES     IN-CAPITAL
                                        ---------------     ---------------     ----------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)

                                      Number                  Number
                                      ------                  ------
BALANCE AT JANUARY 1, 1998........  59,138,791  (pound)1,478    6      --     (pound)134,466
Unrealized loss on securities.....          --            --   --      --                 --

Net loss..........................          --            --   --      --                 --
                                   -----------  ------------  ------  ------   -------------
BALANCE AT JUNE 30, 1998..........  59,138,791  (pound)1,478    6      --     (pound)134,466
                                   ===========  ============  ======  ======   =============

BALANCE AT APRIL 1, 1998..........  59,138,791  (pound)1,478    6      --     (pound)134,466
Unrealized gain on securities.....          --            --   --      --                 --

Net loss..........................          --            --   --      --                 --
                                   -----------  ------------  ------  ------   -------------
BALANCE AT JUNE 30, 1998..........  59,138,791  (pound)1,478    6      --     (pound)134,466
                                   ===========  ============  ======  ======   =============

---------------
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                                       ACCUMULATED
                                          OTHER                                TOTAL
                                      COMPREHENSIVE       ACCUMULATED      SHAREHOLDERS'
                                          LOSS              DEFICIT           DEFICIT
                                      -------------       -----------      -------------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)

BALANCE AT JANUARY 1, 1998........   (pound) (204)     (pound)(158,251)     (pound)(22,511)
Unrealized loss on securities.....         (1,701)                  --              (1,701)

Net loss..........................             --              (33,457)            (33,457)
                                     -------------     ----------------     ---------------
BALANCE AT JUNE 30, 1998..........  (pound)(1,905)     (pound)(191,708)     (pound)(57,669)
                                     =============     ================     ===============

BALANCE AT APRIL 1, 1998..........  (pound)(2,245)     (pound)(168,778)     (pound)(35,079)
Unrealized gain on securities.....            340                   --                 340

Net loss..........................             --              (22,930)            (22,930)
                                     -------------     ----------------     ---------------
BALANCE AT JUNE 30, 1998..........  (pound)(1,905)     (pound)(191,708)     (pound)(57,669)
                                     =============     ================     ===============

---------------
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                            1997               1998               1998
                                                                         ----------         ----------         ----------
                                                                                                                 (NOTE 1)
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
Net loss..........................................................    (pound)(26,678)   (pound)(33,457)        $(55,857)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization...................................            13,015            19,676           32,849
  Unrealized foreign exchange losses/(gains)......................             5,242           (10,015)         (16,720)
  Loss on disposition of assets...................................                78                 -                -
  Accretion of Senior Note discount...............................            25,057            31,064           51,862
  Provision for losses on accounts receivable.....................               485             1,034            1,726
  Amortization of deferred financing costs........................             1,198             1,047            1,748

  Change in operating assets and liabilities:
    Change in trade receivables...................................              (735)           (2,282)          (3,809)
    Change in other assets........................................            (1,983)               19               32
    Change in accounts payable....................................             2,163             1,656            2,765
    Change in other liabilities...................................            (5,795)            8,596           14,350
                                                                             --------          --------         --------

Net cash provided by operating activities.........................            12,047            17,338           28,946
                                                                             --------          --------         --------
Cash flows from investing activities:
  Cash invested in property and equipment.........................           (51,741)          (64,973)        (108,472)
  Proceeds from disposition of assets.............................                39                65              108
                                                                             --------          --------        ---------
Net cash used in investing activities.............................           (51,702)          (64,908)        (108,364)
                                                                             --------          --------        ---------
Cash flows from financing activities:
  Proceeds of issue of debt.......................................           153,692           202,381          337,875
  Debt financing costs............................................            (5,246)           (6,527)         (10,897)
  Repayment of mortgage loan......................................               (35)              (21)             (35)
  Capital element of capital lease repayments.....................              (732)           (1,122)          (1,873)
                                                                             --------          --------        ---------
Net cash provided by financing activities.........................           147,679           194,711          325,070
                                                                             --------          --------        ---------
Net increase in cash and cash equivalents.........................           108,024           147,141          245,652
Cash and cash equivalents at beginning of period..................            18,311            75,680          126,348
Effect of exchange rate changes on cash and cash equivalents......              (746)           (1,701)          (2,840)
                                                                             --------          --------        ---------

Cash and cash equivalents at end of period........................    (pound)125,589    (pound)221,120          $369,160
                                                                       =============     ==============         ========

    See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.


     NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

         Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling ((pound)). Merely for convenience the consolidated financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6695 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on June 30, 1998.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The financial statements as of and for the periods ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

3.   COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997, and is effective for accounting periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive loss for the six-month periods to June 30, 1997 and 1998 is shown below:

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------------------------------
                                                                       1997               1998              1998
                                                                  ---------------    --------------      ----------
                                                                                                           (NOTE 1)
                                                                                      (IN THOUSANDS)
Net loss..........................................................    (pound)(26,678)   (pound)(33,457)    $(55,857)
Other comprehensive loss net of tax:-
  Unrealized loss on securities...................................              (746)           (1,701)      (2,840)
                                                                      --------------    --------------     --------

Comprehensive loss...............................................     (pound)(27,424)   (pound)(35,158)    $(58,697)
                                                                      ==============    ==============     ========


4.  PROPERTY AND EQUIPMENT

                                        LAND AND          CABLE           OFFICE          MOTOR
                                       BUILDINGS         NETWORK        EQUIPMENT        VEHICLES          TOTAL
                                     -------------    ------------   -------------    -------------    -------------

                                                                     (IN THOUSANDS)
ACQUISITION COSTS

Balance at January 1, 1998.......     (pound)5,111  (pound)405,652     (pound)9,017       (pound)606   (pound)420,386
Additions........................              639          66,369              810              258           68,076
Dispositions.....................                -            (116)              -              (196)            (312)
                                       -----------   -------------      -----------       ----------   --------------
Balance at June 30, 1998.........            5,750         471,905            9,827              668          488,150
                                       -----------   -------------      -----------       ----------   --------------
ACCUMULATED DEPRECIATION

Balance at January 1, 1998.......              478          49,695            4,369              208           54,750
Charge for period................               90          16,045            1,020               82           17,237
Dispositions.....................                -             (95)                -            (152)            (247)
                                       -----------   -------------       ----------      -----------   --------------
Balance at June 30, 1998.........              568          65,645            5,389              138           71,740
                                       -----------   -------------       ----------      -----------   --------------
JUNE 30, 1998 NET BOOK VALUE.....            5,182         406,260            4,438              530          416,410
                                      ============  ==============     ============      ===========   ==============
DECEMBER 31, 1997 NET BOOK VALUE.     (pound)4,633  (pound)355,957     (pound)4,648       (pound)398   (pound)365,636
                                      ============  ==============     ============      ===========   ==============


The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life was to reduce net income for the period by (pound)3.0 million ($5.0 million).

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

6.  ISSUE OF 1998 NOTES

         On February 6, 1998, Diamond Holdings plc ("Diamond Holdings"), a subsidiary of the Company, issued (pound)135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been guaranteed by the Company as to principal, interest and other amounts due. Net proceeds received by Diamond Holdings amounted to approximately (pound)195 million after issuance costs of approximately (pound)7 million.

7.  SHARE EXCHANGE AGREEMENT

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL, an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the Share Exchange Agreement, the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52 per share until October 16, 1998). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals and, if necessary, approval by NTL shareholders and the consent of holders of NTL's outstanding debt. The transaction will not require the prior approval of the holders of the Group's outstanding debt securities, but each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing. The parties expect the transaction to be completed in the autumn of this year. Assuming consummation of the Share Exchange Agreement, the holders of the Company's outstanding Discount Notes and the 1998 Notes issued by Diamond Holdings will have the right to require the issuer thereof to repurchase such securities at a price of 101% of their accreted value or principal amount. There can be no assurance that the Company or Diamond Holdings will have funds necessary to effect such repurchases.

8.  SUMMARIZED FINANCIAL INFORMATION

         The following table presents summarized consolidated financial information for Diamond Holdings plc ("Diamond Holdings") as of and for the six months ended June 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53--"Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent". The 1998 Notes have been guaranteed by the Company as to principal, interest and other amounts due. The Company will continue to provide such summarized financial information for Diamond Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.

                                                                 Diamond Holdings plc (note a)
                                                                 ----------------------------
                                                           17 days ended             Six months ended
                                                         December 31, 1997            June 30, 1998
                                                         -----------------           ----------------
                                                                         (in thousands)
Summarized Consolidated Income Statement
Information


Revenue                                                    (pound)-                 (pound) 41,186

Operating costs and expenses                                      -                         50,494

Net loss for the period                                    (pound)-                 (pound)(36,783)
                                                        ================            ===============


                                                        December 31, 1997             June 30, 1998
                                                        -----------------             -------------

                                                                          (in thousands)
Summarized Consolidated Balance Sheet
Information

Fixed and noncurrent assets                                (pound)-                 (pound)507,066
Current assets                                                    50                       206,198
                                                        ----------------            --------------
Total assets                                               (pound)50                (pound)713,264
                                                        ================            ==============


Current liabilities                                        (pound)-                 (pound) 46,159
Noncurrent liabilities                                            -                        812,390
Shareholders interest/(deficit)                                   50                      (145,285)
                                                        ----------------             --------------

Total liabilities and shareholders interest                (pound)50                (pound)713,264
                                                        ================             ==============

         (a) Diamond Holdings was incorporated on December 15, 1997 and is a wholly-owned, direct subsidiary of Diamond Cable Communications Plc. On January 16, 1998 Diamond Holdings became the intermediate holding company which holds all of the shares of all Group companies (other than Diamond National Networks Limited, currently a company with no operations, and (pound)2 called up share capital). The Summarized Financial Information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company expended net cash to fund investing activities of approximately (pound)110.1 million and (pound)64.9 million in the year ended December 31, 1997 and the first six months of 1998, respectively. The Company's investing activities consisted almost exclusively of the ongoing construction of the network ((pound)110.1 million in the year ended December 31, 1997 and (pound)65.0 million in the first six months of 1998). Net cash provided by financing activities in the year ended December 31, 1997 was approximately (pound)146.6 million and (pound)194.7 million in the first six months of 1998. The Company's net cash provided by operating activities was (pound)20.9 million in the year ended December 31, 1997 and (pound)17.3 million in the six months to June 30, 1998. The Group's cash and funding requirements historically have been met principally through the issuance of the Discount Notes, as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings, issued the 1998 Notes, raising net proceeds of approximately (pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and its LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at June 30, 1998. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual milestones in six of its seven LDL franchises at the end of 1997, although construction had commenced in five of the seven LDL franchises. Following an application by the Group to the ITC, on March 26, 1998 the ITC formally modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir with effect from December 30, 1997. The Group has met the modified milestones in all of its LDL franchises as at December 31, 1997.

         The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The network will be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures from July 1, 1998 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (pound)366 million, although further capital expenditures would be required to substantially complete the network. These amounts could vary significantly depending on such factors as the number of customers actually connected to the network, the availability of construction resources and the impact of competition from other cable operators or delivery mechanisms.

         At June 30, 1998, the Group had constructed and activated a network comprising approximately 62% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of 1999. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that (i) the amounts required to construct the Group's network to meet its milestones exceed its estimates,
(ii) the Group's cash flow does not meet expectations or (iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

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

         Assuming consummation of the Share Exchange Agreement, the holders of the Company's outstanding Discount Notes and the 1998 Notes issued by Diamond Holdings will have the right to require the issuer thereof to repurchase such securities at a price of 101% of their accreted value or principal amount. There can be no assurance that the Company or Diamond Holdings will have funds necessary to effect such repurchases.

SELECTED OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1996 and 1997 and at and for the three-month period ended March 31, 1998 and the six-month period ended June 30, 1998.


                                                        DECEMBER 31,             MARCH 31,    JUNE 30,
                                                       -------------            ----------   ---------
                                                      1996       1997              1998         1998
                                                     ------     ------            -----        ------

Homes passed by civils construction(1)..........     453,496      536,110        574,557       616,110
Homes activated(2)..............................     347,246      508,801        550,862       601,082
Homes marketed(3)...............................     252,601      405,787        456,438       504,049
Student services rooms marketed(4)..............           -        1,805          4,583         7,086
BUSINESS TELECOMMUNICATIONS
Business customers accounts.....................       3,935        5,723          6,165         6,671
Business lines connected........................      18,932       27,124         29,571        33,947
Private circuits(5).............................         226          258            269           304
Average lines per business(6)...................         4.8          4.7            4.8           5.1
Average monthly revenue per line(7)(8)..........(pound)50.17 (pound)46.26   (pound)45.88  (pound)44.50
Pro-forma average monthly revenue per line(8)...(pound)51.25 (pound)46.26   (pound)45.88  (pound)44.50
RESIDENTIAL TELEPHONE(4)
Residential lines connected.....................     104,460      157,171        177,612       197,369
Penetration rate of homes marketed(9)...........       41.4%        38.6%          38.5%         38.6%
Average monthly revenue per line(8)(10).........(pound)18.40 (pound)18.75   (pound)18.77  (pound)18.77
Pro-forma average monthly revenue per line(8)...(pound)18.64 (pound)18.75   (pound)18.77  (pound)18.77
Churn(11)(12)...................................       20.6%        16.3%          12.6%         14.2%
CABLE TELEVISION
Basic service subscribers.......................      59,242       83,793         90,498        98,694
Penetration rate of homes marketed(13)..........       23.5%        20.6%          19.8%         19.6%
Average monthly revenue per subscriber(14)......(pound)18.03 (pound)19.84   (pound)19.95  (pound)19.88
Churn(11)(12)...................................       40.9%        32.7%          29.2%         26.3%

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

(4)  During 1997 the Group began to provide  telephone  services and internet  access to students at a number of large  educational  establishments  in its  franchise  area.  Academic  terms make this business seasonal in nature. In order to fairly present the results,  the Company has adopted the following policy: (i) rental revenue is recognized evenly over a full twelve month period (or the balance of the period to the start of the next  academic  year if shorter),  (ii) call revenue is recognized  in the month in which it is  earned  and is  incorporated  in  residential  telephone average monthly revenue per line,  (iii) a student  services line is recognized as the equivalent of 3/4 of a residential  line, (iv) each student room at which service is available is treated as a home marketed and incorporated in the calculation of residential telephone penetration and, (v)
     any net  decrease in the number of  students  taking the service  between one  academic  year and another is ignored for the purposes of calculating residential telephone churn.

(5)  Private circuits are point-to-point customer specific connections for which a fixed annual rental charge is made.

(6)  Average  lines per  business  account is  calculated  by dividing  the number of  business  lines connected on the given date by the number of business customer accounts on such date.

(7)  The average monthly  business  telecommunications  revenue per line is calculated by dividing (i)
     business  telecommunications  line and equipment rental,  outgoing call charges and incoming call charges  (including  revenue from private  circuits) for the period by (ii) the average number of business  telecommunications  lines and private  circuits  (calculated as a simple average of the number of subscribed  lines and private  circuits at the end of each month during the period) and dividing  that amount by 12 (for the years ended  December 31, 1996 and 1997),  by three (for the three months ended March 31, 1998) or by six (for the six months ended June 30, 1998).







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

(10) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment  rental,  outgoing  call charges and  incoming  call charges for the period by (ii) the average number of residential  telephone  lines  (calculated as a simple average of the number of subscribed  lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997), by three (for the three months ended March 31, 1998)
     or by six (for the six months ended June 30, 1998).  Call revenue from student  services lines is recognized  in the month in which it is  earned  and is  incorporated  in  residential  telephone average monthly revenue per line, with each student services line recognized as the equivalent of
     3/4 of a residential line.

(11) Churn is  calculated  by dividing net  disconnections  (total  disconnections  less the number of disconnected  accounts for which service is later  restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period).  Churn for the three months ended March 31, 1998 is  annualized by multiplying  the amount as calculated  above by four.  Churn for the six months ended June 30,
     1998 is annualized by multiplying the amount as calculated above by two.

(12) Since the  beginning  of 1997,  the Group's  reported  churn has excluded  from net  disconnected accounts  subscribers who disconnect from the service when moving  residence and reconnect to the service in their new residence.  Previously,  those  subscribers  were not  identified  under the
     Group's  information  system and were therefore included in the churn calculation as disconnected accounts.  If churn for 1997 and the quarter to March 31, 1998 were  calculated on the basis used in periods prior to 1997,  annualized  churn would have been 36.9% and 33.9% for cable television and 21.3% and 17.8% for residential telephone,  respectively. If churn for the six months to June
     30, 1998 were calculated on the basis used in periods prior to 1997,  annualized churn would have been 31.2% for cable television and 19.8% for residential telephone. The difference between churn on the new and prior bases is not  necessarily  indicative of the adjustment  that would arise if churn for prior periods were restated.

(13) Penetration  rate of homes marketed is calculated by dividing the number of homes receiving basic cable  television  on the given  date by the  total  number of homes  marketed  as of such  date, expressed as a percentage.

(14) The average monthly revenue per cable television subscriber is calculated by dividing total cable television  subscriber revenues (excluding  installation  revenues) for the period by the average number of cable  television  subscribers  (calculated  as a simple average of the number of basic service  subscribers  at the end of each month during the period) and dividing  that amount by 12
     (for the years ended December 31, 1996 and 1997),  by three (for the three months ended March 31,
     1998) or by six (for the six months ended June 30, 1998).

RESULTS OF OPERATIONS FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1998

         The Group continued to experience increases in its subscribers, revenues and expenses during the six-month period ended June 30, 1998. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 80,000 homes (14.9%) and homes activated increased by 92,281 (18.1%) from December 31, 1997 to June 30, 1998. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at June 30, 1998.

         In order to improve the management and quality of the residential sales force, commencing in February 1997, the Company began to develop its own internal sales force through direct hiring of residential sales people. All of these sales staff underwent a training process which the Group believes has increased their long-term effectiveness but which hindered their productivity in the short-term. Sales performance was affected by increased competitive activity during 1997 and the first half of 1998, in particular from BT, Ionica, CWC and BSkyB and at June 30, 1998, residential telephone line penetration remained steady at 38.6%, the same rate as at December 31, 1997. Cable television penetration at June 30, 1998 had fallen to 19.6% from 20.6% at December 31, 1997. Penetration rates for residential telephone and cable television were 39.2% and 20.3% respectively at June 30, 1997.

    REVENUE

         For the three months ended June 30, 1998, total revenues were (pound)21.6 million, a 54% increase over total revenues of (pound)14.0 million for the comparable period in 1997. For the six months ended June 30, 1998 total revenues were (pound)41.2 million, a 52% increase over total revenues of (pound)27.1 million for the comparable period in 1997. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         Business Telecommunications. Business telecommunications revenues were (pound)4.7 million and (pound)9.0 million for the three and six-month periods respectively ended June 30, 1998 compared to (pound)3.3 million and (pound)6.5 million respectively for the comparable periods in 1997, representing increases of 39% and 38% respectively. The growth in reported revenues is due primarily to an increase in the number of business lines installed from 23,073 at June 30, 1997 to 33,947 at June 30, 1998, an increase of 47%. The average monthly revenue per line decreased from (pound)47.05 in the six months to June 30, 1997 to (pound)44.50 in the comparable period in 1998. The decrease was due to a combination of, (i) an increase in centrex lines which have a lower average revenue per line than other business customer lines (centrex services represented 42.2% and 48.4% of the total number of business lines at June 30, 1997 and June

30, 1998 respectively) and (ii) reductions in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line and higher line rental charges which were increased in September 1997. The Company may lower prices in the future if necessary for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)11.0 million and (pound)20.8 million in the three and six-month periods respectively to June 30, 1998 compared to (pound)6.8 million and (pound)12.9 million respectively for the comparable periods in 1997, representing increases of 63% and 61% respectively. The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 122,953 at June 30, 1997 to 197,369 at June 30, 1998, representing an increase of 61%. Average monthly revenue per line was (pound)18.78 and (pound)18.70 in the three and six-month periods respectively to June 30, 1997 and (pound)18.76 and (pound)18.77 respectively in the comparable periods in 1998. The relatively stable level of average revenues was largely due to increased call usage which largely offset reductions in call and incoming termination tariffs during 1997 and the first six months of 1998. The churn rate (annualized) was 14.2% for the first six months of 1998 as compared to 17.8% in the comparable period in 1997. The relatively high churn in the first half of 1997 was attributable in part to the application of a stricter disconnect policy relating to non-payment. The churn rate was 15.7% in the three months to June 30, 1998 compared to 12.6% in the three months to March 31, 1998. The increase in churn is largely attributable to a higher level of subscribers moving out of the cabled area in the second quarter of 1998 compared to the first quarter of 1998.

         Cable Television. Cable television revenues increased from (pound)3.9 million and (pound)7.7 million in the three and six-month periods to June 30, 1997 respectively to (pound)5.9 million and (pound)11.4 million in the comparable periods in 1998, representing increases of 52% and 48% respectively. This growth in cable television revenue was primarily due to an increase in the number of the Company's cable television subscribers which rose from 63,642 at June 30, 1997 to 98,694 at June 30, 1998, an increase of 55%. The Company's average monthly revenue per subscriber was relatively stable, being (pound)19.81 and (pound)19.88 for the three and six months to June 30, 1998 respectively, compared to (pound)19.80 and (pound)20.07 for the comparable periods in 1997.

         The Group's churn rates were 23.7% and 26.3% for the three and six months respectively to June 30, 1998 as compared to churn rates of 37.8% and 42.2% in the comparable periods in 1997. The Group believes that the reduction in churn this year is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group introduced other policies which contributed to the reducing trend in churn between comparable quarters including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

    OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One were (pound)2.9 million and (pound)5.5 million in the three and six-month periods to June 30, 1997 respectively and (pound)4.2 million and (pound)7.9 million in the three and six-month periods to June 30, 1998. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 29% and 28% in the three and six-month periods to June 30, 1997 respectively to 27% and 26% in the comparable periods in 1998 due primarily to reduced interconnect tariffs paid to these operators.

         Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from (pound)2.3 million and (pound)4.6 million in the three and six-month periods to June 30, 1997 respectively to (pound)3.2 million and (pound)6.2 million in the comparable periods in 1998. As a percentage of cable television revenues, these direct costs decreased from 58% in the three-month period ended June 30, 1997 to 54% in the comparable period in 1998 and from 59% to 55% in the six-month periods to June 30, 1997 and 1998 respectively. The decrease was in large part due to an increased proportion of subscribers on higher margin basic and premium program packages in 1998 compared to the comparable periods in 1997.

         Selling, general and administrative expenses as a percentage of total revenues in the three and six-month periods to June 30, 1997 were 46% compared to 43% and 44% respectively in the comparable periods in 1998. These costs increased by 44% and 43% respectively from the three and six-month periods to June 30, 1997 to the comparable periods in 1998. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business, together with LDL cash bid payments which commenced in 1998.

         Depreciation and amortization expenses increased by 56% from the three-month period to June 30, 1997 to the comparable period in 1998 and by 51% from the six-month period to June 30, 1997 to the comparable period in 1998. This increase was attributable to a combination of the increasing size of the Company's network and the additional depreciation resulting from a change in the estimated useful lives of set-top boxes and initial subscriber installations. In anticipation of changes in technology, the estimated useful lives of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life on the depreciation charge for the three and six-month periods to June 30, 1998 was an increase of (pound)1.6 million and (pound)3.0 million respectively.

         The Group continues to review the potential consequences of changes in technology, its network infrastructure and the industry structure within the UK in general for its plans, operations and the assessment of the useful lives of its assets.

    INTEREST INCOME/EXPENSE

         Interest expense was (pound)21.5 million and (pound)40.4 million in the three and six-month periods ended June 30, 1998 respectively compared to (pound)15.0 million and (pound)27.2 million in the comparable periods in 1997. The increase is due primarily to the accretion on the Discount Notes of (pound)15.9 million and (pound)31.1 million in the three and six-month periods to June 30, 1998 (compared to (pound)13.8 million and (pound)25.0 million respectively in the comparable periods in 1997) and (pound)4.9 million and (pound)7.9 million respectively accrued interest on the 1998 Notes. In addition, amortization of debt financing costs was (pound)0.6 million and other interest expense was (pound)0.1 million in the three months to June 30, 1998, compared to (pound)0.7 million and (pound)0.5 million respectively in the three months to June 30, 1997. Amortization of debt financing costs was (pound)1.0 million and other interest expense was (pound)0.4 million in the six months to June 30, 1998, compared to (pound)1.2 million and (pound)1.0 million respectively in the six months to June 30, 1997. Interest received was (pound)3.9 million in the three months to June 30, 1998 compared to (pound)2.0 million in the three months to June 30, 1997. Interest received was (pound)6.9 million in the six months to June 30, 1998 compared to (pound)3.0 million in the six months to June 30, 1997 and the increase was primarily due to temporary investment of the proceeds of the 1998 Notes.

    FOREIGN EXCHANGE

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the three months ended June 30, 1997, the Group recognized a net foreign exchange gain of (pound)6.3 million primarily due to the unrealized gain on translation of its liability on the Discount Notes. In the six months ended June 30, 1997 the group recognized a net foreign exchange loss of (pound)5.7 million primarily due to the unrealized loss on translation of its liability on the Discount Notes. Because of changes in prevailing rates, during the three months ended June 30, 1998, the Group recorded a net foreign exchange loss of (pound)2.3 million and during the six months ended June 30, 1998 the Group recorded a net foreign exchange gain of (pound)10.2 million primarily due to the unrealized losses and gains on translation of its liability on the Discount Notes and 1998 Notes.

    DERIVATIVE FINANCIAL INSTRUMENTS

         Realized gains on derivative financial instruments of (pound)2.3 million in the three months to June 30, 1998 and (pound)0.4 million in the six months to June 30, 1998 consist primarily of the settlement on the two (pound)50 million foreign exchange forward contracts referred to below which were closed on June 17, 1998.

         The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (pound)200 million at a rate of $1.6289 to (pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (pound)3.4 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1996, an unrealized loss of approximately (pound)8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the Discount Notes issued in 1994 and 1995 during the same period. During the first quarter of 1997, the Company recorded a gain of approximately (pound)11.5 million on the two offsetting forward contracts, reflecting the reversal of an (pound)8.1 million loss referred to above and the approximately (pound)3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Discount Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1. On June 16, 1998 two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (pound)1.1 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1997 an unrealized gain of approximately (pound)0.7 million on the two (pound)50 million sell forward contracts. During the first half of 1998 the Company recorded a realized gain of approximately (pound)0.4 million on the settlement of the offsetting contracts reflecting the cash payment on settlement of the contracts in excess of the gain recognized during 1997. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Company's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

         As a result of the foregoing factors, Diamond had net losses of (pound)22.9 million in the three-month period ended June 30, 1998, compared to net losses of (pound)10.8 million in the comparable period of 1997, and a loss of (pound)33.5 million for the six-month period ended June 30, 1998 compared to a loss of (pound)26.7 million in the comparable period in 1997.

     INFORMATION SYSTEMS - YEAR 2000

         The Group is actively reviewing its information systems in light of year 2000 information processing requirements. The Group believes that its main hardware and operating systems are currently compliant and expects that its key subscriber management and financial systems will be compliant by the end of 1998. The costs of investigating and correcting year 2000 information processing problems have not been and are not expected by the Group to be material. Although the Group intends to ensure that all of its systems will be year 2000 compliant, it is generally reliant on third party suppliers for delivery of appropriate system solutions. In addition, the Group may be affected by year 2000 problems encountered by its primary suppliers or customers. Significant year 2000 information processing problems encountered by the Group or certain of its customers or suppliers could have a material adverse effect on the Group.

    RECENT DEVELOPMENTS

         On April 23, 1998 the Department of Trade and Industry announced the U.K. government's intention to progressively end the policy of granting only one cable television license for a franchise area. Any operator can now seek a licence to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001 competition within current cable franchises will also be permitted.

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL, an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the Share Exchange Agreement, the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52 per share until October 16, 1998). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals and, if necessary, approval by NTL shareholders and the consent of holders of NTL's outstanding debt. The transaction will not require the prior approval of the holders of the Group's outstanding debt securities, but each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing. The parties expect the transaction to be completed in the autumn of this year. Assuming consummation of the Share Exchange Agreement, the holders of the Company's outstanding Discount Notes and the 1998 Notes issued by Diamond Holdings will have the right to require the issuer thereof to repurchase such securities at a price of 101% of their accreted value or principal amount. There can be no assurance that the Company or Diamond Holdings will have funds necessary to effect such repurchases.

                        DIAMOND CABLE COMMUNICATIONS PLC

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits -

                None.

       (b)  Reports on Form 8-K -

         The Company filed on June 17, 1998 a report on Form 8-K incorporating a press release announcing the signing of the Share Exchange Agreement with NTL Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DIAMOND CABLE COMMUNICATIONS PLC



Date: August 13, 1998                       By: /s/ Robert T. Goad
                                                -----------------------------
                                                    Robert Goad
                                                    (Chief Executive Officer)



Date: August 13, 1998                       By: /s/ Nicholas Millard
                                                -----------------------------
                                                    Nicholas Millard
                                                    (Chief Financial Officer)



Date: August 13, 1998                       By: /s/ Duncan Craig
                                                ------------------------------
                                                    Duncan Craig
                                                    (Chief Accounting Officer)