Form 10-Q
period 1998-09-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1998-11-12
CIK 929649

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-83740

                        Diamond Cable Communications Plc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    England and Wales                                          N/A
-----------------------------------------               -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

  Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                                  N/A
----------------------------------------                -------------------
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


                               Yes X      No

         The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of September 30, 1998 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                      INDEX

                                                                           Page


INTRODUCTION ............................................................     3

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Unaudited condensed consolidated statements of
               operations--Three and nine months ended
               September 30, 1998 and 1997...............................     5

             Condensed consolidated balance sheets--
               September 30, 1998 and December 31, 1997..................     6

             Unaudited condensed consolidated statements of
               shareholders' equity -- Three and nine months
               ended September 30, 1998..................................     7

             Unaudited condensed consolidated statements of cash flows --
               Nine months ended September 30, 1998
               and 1997..................................................     8

             Notes to the unaudited condensed consolidated
               financial statements......................................     9


Item 2.      Management's Discussion and Analysis of Results
               of Operations and Financial Condition.....................    14


Part II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K............................    26


SIGNATURES...............................................................    27

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

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of September 30, 1998, the Group's cable television and telecommunications network had passed by civils construction approximately 666,400 homes and an estimated 29,700 businesses, of which portions of the network passing approximately 644,700 homes and an estimated 29,000 businesses had been activated. As of that date, the Group also had approximately 214,600 residential telephone lines, 106,700 cable television subscribers and 36,200 business telephone lines. Through that date, (pound)531 million had been invested (at original cost) in the construction of the network and related systems.

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

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "(pound)" "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6995 per (pound)1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on September 30, 1998. On November 10, 1998, the Noon Buying Rate was $1.6580 per (pound)1.00.

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL Incorporated ("NTL"), an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the share exchange agreement between the Company's shareholders and NTL (the "Share Exchange Agreement"), the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52.50 per share until November 16, 1998, increasing thereafter to $53 per share until December 16, 1998, $53.50 per share until January 16, 1999 and $54 per share thereafter). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals (which have been obtained) and approval by NTL shareholders. Although the transaction will not require the prior approval of the holders of the Group's outstanding debt securities, each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing at a price of 101% of their accreted value or princial amount, which may influence the ability of the parties to complete the proposed share exchange in its current form.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED SEPTEMBER 30,             NINTH MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------------      --------------------------------------


                                                 1997         1998          1998             1997                1998          1998
                                                ------       ------        ------           ------              ------        -----
                                                                         (note 1)                                           (note 1)
                                                                              (in thousands)

REVENUE
Business telecommunications...............(pound)3,697  (pound) 4,651       $ 7,903    (pound)10,217     (pound)13,650    $ 23,198
Residential telephone.....................       7,518         11,975        20,351           20,450            32,806      55,754
Cable television..........................       4,187          6,110        10,384           11,884            17,466      29,683
                                               -------        -------       -------         --------           -------    --------
                                                15,402         22,736        38,638           42,551            63,922     108,635
                                               -------        -------       -------          -------           -------     -------

OPERATING COSTS AND EXPENSES
Telephone.................................      (3,173)        (4,469)       (7,595)          (8,710)          (12,390)    (21,057)
Programming...............................      (2,368)        (3,259)       (5,539)          (6,918)           (9,450)    (16,060)
Selling, general, and
  administrative..........................      (7,126)        (9,506)      (16,155)         (19,694)          (27,430)    (46,617)
Depreciation and amortization.............      (7,042)       (10,851)      (18,441)         (20,057)          (30,501)    (51,836)
                                               --------       --------      --------         --------          --------    --------
                                               (19,709)       (28,085)      (47,730)         (55,379)          (79,771)   (135,570)
                                               --------       --------      --------         --------          --------    --------
OPERATING LOSS............................      (4,307)        (5,349)       (9,092)         (12,828)          (15,849)    (26,935)

Interest income...........................       1,868          3,383         5,749            4,837            10,264      17,444
Interest expense and amortization of debt
  discount and expenses...................     (15,875)       (21,569)      (36,657)         (43,075)          (61,984)   (105,342)
Foreign exchange gains/(losses), net......     (16,457)        10,906        18,537          (22,180)           21,071      35,810
Unrealized gain on derivative financial
  instruments.............................       2,660             --            --            2,904                --          --
Realized gain on derivative financial
  instruments.............................          --             --            --           11,553               412         700
                                              --------       --------      --------         --------           -------   ---------

Loss before income taxes..................     (32,111)       (12,629)      (21,463)         (58,789)          (46,086)     (78,323)
Income taxes..............................          --             --            --               --                --           --
                                              --------        --------      --------        ---------          --------   ---------
NET LOSS................................(pound)(32,111) (pound)(12,629)    $(21,463)  (pound)(58,789)   (pound)(46,086)    $(78,323)
                                              ========        ========      ========        =========          ========   =========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               AT DECEMBER 31,             AT SEPTEMBER 30,
                                                                              ----------------             ----------------
                                                                                                              (UNAUDITED)
                                                                                   1997                  1998            1998
                                                                                  ------                ------          ------
                                                                                                                        (NOTE 1)
                                                                                                    (IN THOUSANDS)
                   ASSETS

Cash and cash equivalents ..............................................      (pound) 75,680      (pound) 186,190       $316,430
Trade receivables (net of allowance for doubtful accounts
  of (pound)2,788 at  December 31, 1997 and(pound)4,236 at
  September 30, 1998)...................................................               8,569                9,722         16,523
Other assets............................................................               4,470                2,448          4,160
Deferred financing costs (less accumulated
  amortization of (pound)2,627 at December 31, 1997
  and (pound)4,243 at September 30, 1998)...............................               15,533              20,910         35,536
Property and equipment, net (note 4)....................................              365,636             442,330        751,740
Goodwill (less accumulated amortization of (pound)10,914 at December 31,
1997 and(pound)14,551 at September 30, 1998)............................               86,046              82,409        140,054
Franchise costs (less accumulated amortization of
  (pound)116 at December 31, 1997 and(pound)137 at September 30, 1998)..                  423                 402            683
                                                                                     --------            --------       --------
TOTAL ASSETS............................................................       (pound)556,357      (pound)744,411     $1,265,126
                                                                                     ========            ========      =========
              LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable........................................................       (pound) 22,319      (pound) 27,595        $46,897
Other liabilities.......................................................               11,224              15,731         26,735
Senior discount notes...................................................              534,861             563,499        957,667
Senior notes............................................................                    -             199,725        339,432
Capital lease obligations...............................................                8,041               6,884         11,699
Mortgage loan...........................................................                2,423               2,397          4,074
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
    59,138,791 issued at December 31, 1997 and
    at September 30, 1998).............................................                 1,478               1,478           2,512
Non-voting deferred shares (6 shares authorized and
  issued at December 31, 1997 and September 30, 1998)..................                     -                   -               -
Additional paid-in-capital.............................................               134,466             134,466         228,525
Accumulated other comprehensive loss...................................                  (204)             (3,027)         (5,144)
Accumulated deficit....................................................              (158,251)           (204,337)       (347,271)
                                                                                     --------            --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................        (pound)556,357      (pound)744,411      $1,265,126
                                                                                     ========            ========       =========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.


                        DIAMOND CABLE COMMUNICATIONS PLC

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                                                                                ADDITIONAL
                                                              NON-VOTING           PAID-
                                        ORDINARY SHARES     DEFERRED SHARES     IN-CAPITAL
                                        ---------------     ---------------     ----------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)

                                      Number                  Number
                                      ------                  ------
BALANCE AT JANUARY 1, 1998........  59,138,791  (pound)1,478    6      --     (pound)134,466
Unrealized loss on securities.....          --            --   --      --                 --

Net loss..........................          --            --   --      --                 --
                                   -----------  ------------  ------  ------   -------------
BALANCE AT SEPTEMBER 30, 1998.....  59,138,791  (pound)1,478    6      --     (pound)134,466
                                   ===========  ============  ======  ======   =============

BALANCE AT JULY 1, 1998...........  59,138,791  (pound)1,478    6      --     (pound)134,466
Unrealized gain on securities.....          --            --   --      --                 --

Net loss..........................          --            --   --      --                 --
                                   -----------  ------------  ------  ------   -------------
BALANCE AT SEPTEMBER 30, 1998.....  59,138,791  (pound)1,478    6      --     (pound)134,466
                                   ===========  ============  ======  ======   =============

---------------
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                                       ACCUMULATED
                                          OTHER                                TOTAL
                                      COMPREHENSIVE       ACCUMULATED      SHAREHOLDERS'
                                          LOSS              DEFICIT           DEFICIT
                                      -------------       -----------      -------------
                                                 (IN THOUSANDS EXCEPT SHARE DATA)

BALANCE AT JANUARY 1, 1998........   (pound) (204)     (pound)(158,251)     (pound)(22,511)
Unrealized loss on securities.....         (2,823)                  --              (2,823)

Net loss..........................             --              (46,086)            (46,086)
                                     -------------     ----------------     ---------------
BALANCE AT SEPTEMBER 30, 1998.....  (pound)(3,027)     (pound)(204,337)     (pound)(71,420)
                                     =============     ================     ===============

BALANCE AT JULY 1, 1998...........  (pound)(1,905)     (pound)(191,708)     (pound)(57,669)
Unrealized gain on securities.....         (1,122)                  --              (1,122)

Net loss..........................             --              (12,629)            (12,629)
                                     -------------     ----------------     ---------------
BALANCE AT SEPTEMBER 30, 1998.....  (pound)(3,027)     (pound)(204,337)     (pound)(71,420)
                                     =============     ================     ===============

---------------
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                        DIAMOND CABLE COMMUNICATIONS PLC

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                   ------------------------------
                                                                            1997               1998               1998
                                                                         ----------         ----------         ----------
                                                                                                                 (NOTE 1)
                                                                                          (IN THOUSANDS)

Cash flows from operating activities:
Net loss..........................................................    (pound)(58,789)   (pound)(46,086)        $(78,323)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization...................................            20,057            30,501           51,836
  Unrealized foreign exchange losses/(gains)......................            22,270           (20,982)         (35,659)
  Loss on disposition of assets...................................                99                 -                -
  Accretion of Senior Note discount...............................            39,865            46,964           79,816
  Provision for losses on accounts receivable.....................               795             1,448            2,461
  Amortization of deferred financing costs........................             1,837             1,616            2,746
  Change in operating assets and liabilities:
    Change in trade receivables...................................              (958)           (2,602)          (4,422)
    Change in other assets........................................            (3,007)            2,022            3,437
    Change in accounts payable....................................             5,646             2,944            5,003
    Change in other liabilities...................................            (5,744)            4,372            7,430
                                                                              ------            ------           ------
Net cash provided by operating activities.........................            22,071            20,197           34,325
                                                                              ------            ------           ------
Cash flows from investing activities:
  Cash invested in property and equipment.........................           (78,728)         (100,958)        (171,578)
  Proceeds from disposition of assets.............................                39                95              161
                                                                              ------           -------          -------
Net cash used in investing activities.............................           (78,689)         (100,863)        (171,417)
                                                                              ------           -------          -------
Cash flows from financing activities:
  Proceeds of issue of debt.......................................           153,692           202,381          343,946
  Debt financing costs............................................            (5,249)           (6,814)         (11,580)
  Repayment of mortgage loan......................................               (55)              (27)             (46)
  Capital element of capital lease repayments.....................            (1,187)           (1,541)          (2,619)
                                                                             -------           -------          -------
Net cash provided by financing activities.........................           147,201           193,999          329,701
                                                                             -------           -------          -------
Net increase in cash and cash equivalents.........................            90,583           113,333          192,609
Cash and cash equivalents at beginning of period..................            18,311            75,680          128,618
Effect of exchange rate changes on cash and cash equivalents......              (500)           (2,823)          (4,797)
                                                                             -------           -------          -------
                                                                      (pound)108,394    (pound)186,190         $316,430
Cash and cash equivalents at end of period........................           ====-==           =======          =======

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

         Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling ((pound)). Merely for convenience the consolidated financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6995 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on September 30, 1998.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The financial statements as of and for the periods ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1997 Annual Report on Form 10-K filed with the SEC.

3.   COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997, and is effective for accounting periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive loss for the nine-month periods to September 30, 1997 and 1998 is shown below:

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------------------------
                                                                       1997               1998              1998
                                                                  ---------------    --------------      ----------
                                                                                                           (NOTE 1)
                                                                                      (IN THOUSANDS)
Net loss..........................................................    (pound)(58,789)   (pound)(46,086)    $(78,323)
Other comprehensive loss net of tax:-
  Unrealized loss on securities...................................              (500)           (2,823)      (4,797)
                                                                      --------------    --------------     --------

Comprehensive loss...............................................     (pound)(59,289)   (pound)(48,909)    $(83,120)
                                                                      ==============    ==============     ========


4.  PROPERTY AND EQUIPMENT

                                        LAND AND          CABLE           OFFICE          MOTOR
                                       BUILDINGS         NETWORK        EQUIPMENT        VEHICLES          TOTAL
                                     -------------    ------------   -------------    -------------    -------------

                                                                     (IN THOUSANDS)
ACQUISITION COSTS

Balance at January 1, 1998.......     (pound)5,111  (pound)405,652     (pound)9,017       (pound)606   (pound)420,386
Additions........................            1,511         100,506            1,109              506          103,632
Dispositions.....................                -            (271)              (5)            (213)            (489)
                                       -----------   -------------      -----------       ----------   --------------
Balance at September 30, 1998....            6,622         505,887           10,121              899          523,529
                                       -----------   -------------      -----------       ----------   --------------
ACCUMULATED DEPRECIATION

Balance at January 1, 1998.......              478          49,695            4,369              208           54,750
Charge for period................              143          25,046            1,515              139           26,843
Dispositions.....................                -            (220)              (5)            (169)            (394)
                                       -----------   -------------       ----------      -----------   --------------
Balance at September 30, 1998....              621          74,521            5,879              178           81,199
                                       -----------   -------------       ----------      -----------   --------------
SEPTEMBER 30, 1998 NET BOOK VALUE            6,001         431,366            4,242              721          442,330
                                      ============  ==============     ============      ===========   ==============
DECEMBER 31, 1997 NET BOOK VALUE      (pound)4,633  (pound)355,957     (pound)4,648       (pound)398   (pound)365,636
                                      ============  ==============     ============      ===========   ==============


The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life was to reduce net income for the period by (pound)5.0 million ($8.5 million).

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

6.   ISSUE OF 1998 NOTES

         On February 6, 1998, Diamond Holdings plc ("Diamond Holdings"), a subsidiary of the Company, issued (pound)135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes".) The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. Net proceeds received by Diamond Holdings amounted to approximately (pound)195 million after issuance costs of approximately (pound)7 million.

7.   SHARE EXCHANGE AGREEMENT

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL, an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the Share Exchange Agreement, the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52.50 per share until November 16, 1998, increasing thereafter to $53 per share until December 16, 1998, $53.50 per share until January 16, 1999 and $54 per share thereafter). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals (which have been obtained) and approval by NTL shareholders. Although the transaction will not require the prior approval of the holders of the Group's outstanding debt securities, each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing at a price of 101% of their accreted value or principal amount, which may influence the ability of the parties to complete the proposed share exchange in its current form.

If such offers should be required, there can be no assurance that the Company or Diamond Holdings will have sufficient funds, or be able to raise sufficient funds, to effect such repurchases.

8.  SUMMARIZED FINANCIAL INFORMATION

         The following table presents summarized consolidated financial information for Diamond Holdings plc ("Diamond Holdings") as of and for the nine months ended September 30, 1998. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53--"Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent". The 1998 Notes have been guaranteed by the Company as to principal, interest and other amounts due. The Company will continue to provide such summarized financial information for Diamond Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.


                                             Diamond Holdings plc (note a)
                                             -----------------------------
                                      17 days ended           Nine months ended
                                      December 31, 1997       September 30, 1998
                                      -----------------       ------------------
                                                  (in thousands)
Summarized Consolidated Income
Statement Information

Revenue                                  (pound)-               (pound) 63,922
Operating costs and expenses                -                           77,919
Net loss for the period                  (pound)-               (pound)(50,334)
                                      =================       ==================


                                      December 31, 1997       September 30, 1998
                                      -----------------       ------------------
                                                  (in thousands)
Summarized Consolidated Balance
Sheet Information

Fixed and noncurrent assets              (pound)-                (pound)531,596
Current assets                             50                           170,048
                                      -----------------        -----------------
Total assets                             (pound)50               (pound)701,644
                                      =================        =================

Current liabilities                      (pound)-                (pound) 42,836
Noncurrent liabilities                      -                           818,494
Shareholders equity/(deficit)               50                         (159,686)
                                      -----------------        -----------------
Total liabilities and
shareholders interest                    (pound)50               (pound)701,644
                                      =================        =================

(a) Diamond Holdings was incorporated on December 15, 1997 and is a wholly-owned, direct subsidiary of Diamond Cable Communications Plc. On January 16, 1998 Diamond Holdings became the intermediate holding company which holds all of the shares of all Group companies (other than Diamond

         National Networks Limited, a company with no operations, and (pound)100 called up share capital, which was disposed of by Diamond Cable Communications plc on November 6, 1998). The Summarized Financial Information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Company expended net cash to fund investing activities of approximately (pound)110.1 million and (pound)100.9 million in the year ended December 31, 1997 and the first nine months of 1998, respectively. The Company's investing activities consisted almost exclusively of the ongoing construction of the network ((pound)110.1 million in the year ended December 31, 1997 and (pound)101.0 million in the first nine months of 1998). Net cash provided by financing activities in the year ended December 31, 1997 was approximately (pound)146.6 million and in the first nine months of 1998 was (pound)194.0 million. The Company's net cash provided by operating activities was (pound)20.9 million in the year ended December 31, 1997 and (pound)20.2 million in the nine months to September 30, 1998. The Group's cash and funding requirements historically have been met principally through the issuance of the Discount Notes, as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings, issued the 1998 Notes, raising net proceeds of approximately (pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and its LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group has met the final milestone obligations under all of its telecommunications licenses except in respect of the Leicester and Loughborough franchise. The Group met the required quarterly milestone obligation under its telecommunications license for the Leicester and Loughborough franchise as at September 30, 1998. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual milestones in six of its seven LDL franchises at the end of 1997, although construction had commenced in five of the seven LDL franchises. Following an application by the Group to the ITC, on March 26, 1998 the ITC formally modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir with effect from December 30, 1997. The Group has met the modified milestones in all of its LDL franchises as at December 31, 1997.

         The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. Based on the Group's current plans, the network will be substantially completed by the end of 2001. The Company currently estimates that the additional capital expenditures from October 1, 1998 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (pound)332 million, although further capital expenditures would be required to substantially complete the network. These amounts are based on the Group's current plans and could vary significantly depending on changes in such plans as well as such other factors as the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms and the pace of the Group's construction program.

         At September 30, 1998, the Group had constructed and activated a network comprising approximately 66% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of 1999 based on the Group's current plans. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that (i) the amounts required to construct the Group's network to meet its milestones exceed its estimates, (ii) the Group's cash flow does not meet expectations or (iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

         The foregoing information with regard to expected completion times, future capital expenditures and the sufficiency of funding is forward-looking in nature. Due to a number of factors, including those identified in the preceding paragraph and below, actual results may differ materially from expected results. In particular, the anticipated further funding requirements will depend upon the Group's cash flow which, in turn, will depend upon a number of variables, including revenue generated from business telecommunications, residential telephone and cable television services, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Group's cash flow. Moreover, there can be no assurance that (i) conditions precedent to the availability of funds under any future debt instruments will be satisfied when funds are required; (ii) the Group will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required; (iii) the cost of constructing and activating the network will not increase significantly; (iv) the Group will not acquire additional franchise areas, which would require additional capital expenditures; or (v) the Group will not incur losses from foreign currency transactions or its exposure to foreign currency exchange rate fluctuations, each of which factors would increase the Group's funding needs. In addition, the Group's strategies may vary depending on when and whether the Share Exchange Agreement and the transactions contemplated thereby are completed, which may affect the forward-looking information provided above.

         Assuming consummation of the Share Exchange Agreement, the holders of the Company's outstanding Discount Notes and the 1998 Notes issued by Diamond Holdings will have the right to require the issuer thereof to repurchase such securities at a price of 101% of their accreted value or principal amount. There can be no assurance that the Company or Diamond Holdings will have sufficient funds, or be able to raise sufficient funds, to effect such repurchases.

SELECTED OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1996 and 1997 and at and for the six-month period ended June 30, 1998 and the nine-month period ended September 30, 1998.



                                                          DECEMBER 31,          JUNE 30,       SEPTEMBER 30
                                                          ------------          --------       ------------
                                                      1996          1997          1998              1998
                                                      ----          ----          ----              ----
Homes passed by civils construction(1)..........     453,496      536,110        616,110          666,416
Homes activated(2)..............................     347,246      508,801        601,082          644,679
Homes marketed(3)...............................     252,601      405,787        504,049          549,605
Student services rooms marketed(4)..............           -        1,805          7,086            8,126
BUSINESS TELECOMMUNICATIONS
Business customers accounts.....................       3,935        5,723          6,671            7,176
Business lines connected........................      18,932       27,124         33,947           36,241
Private circuits(5).............................         226          258            304              310
Average lines per business(6)...................         4.8          4.7            5.1              5.1
Average monthly revenue per line(7)(8)..........(pound)50.17 (pound)46.26   (pound)44.50     (pound)43.05
Pro-forma average monthly revenue per line(8)...(pound)51.25 (pound)46.26   (pound)44.50     (pound)43.05
RESIDENTIAL TELEPHONE(4)
Residential lines connected.....................     104,460      157,171        197,369          214,630
Penetration rate of homes marketed(9)...........       41.4%        38.6%          38.6%            38.5%
Average monthly revenue per line(8)(10).........(pound)18.40 (pound)18.75   (pound)18.77     (pound)18.77
Pro-forma average monthly revenue per line(8)...(pound)18.64 (pound)18.75   (pound)18.77     (pound)18.77
Churn(11)(12)...................................       20.6%        16.3%          14.2%            13.7%
CABLE TELEVISION
Basic service subscribers.......................      59,242       83,793         98,694          106,761
Penetration rate of homes marketed(13)..........       23.5%        20.6%          19.6%            19.4%
Average monthly revenue per subscriber(14)......(pound)18.03 (pound)19.84   (pound)19.88     (pound)19.59
Churn(11)(12)...................................       40.9%        32.7%          26.3%            24.2%

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

(7) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997), by six (for the six months ended June 30, 1998) or by nine (for the nine months ended September 30, 1998).

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

(10) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997), by six (for the six months ended June 30, 1998) or by nine (for the nine months ended September 30, 1998). Call revenue from student services lines is recognized in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, with each student services line recognized as the equivalent of 3/4 of a residential line.

(11) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the six months ended June 30, 1998 is annualized by multiplying the amount as calculated above by two. Churn for the nine months ended
         September 30, 1998 is annualized by multiplying the amount as calculated above by 1 1/3.

(12) Since the beginning of 1997, the Group's reported churn has excluded from net disconnected accounts subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. Previously, those subscribers were not identified under the Group's information system and were therefore included in the churn calculation as disconnected accounts. If churn for 1997 and the six months to June 30, 1998 were calculated on the basis used in periods prior to 1997, annualized churn would have been 36.9% and 31.2% for cable television and 21.3% and 19.8% for residential telephone, respectively. If churn for the nine months to September 30, 1998 were calculated on the basis used in periods prior to 1997, annualized churn would have been 30.6% for cable television and 19.7% for residential telephone. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if churn for prior periods were restated.

(13) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television on the given date by the total number of homes marketed as of such date, expressed as a percentage.

(14) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1996 and 1997), by six (for the six months ended June 30, 1998) or by nine (for the nine months ended September 30, 1998).


RESULTS OF OPERATIONS FOR THE THREE AND NINE-MONTH PERIODS ENDED
SEPTEMBER 30, 1997 AND 1998

         The Group continued to experience increases in its subscribers, revenues and expenses during the nine-month period ended September 30, 1998. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 130,306 (24.3%) and homes activated increased by 135,878 (26.7%) from December 31, 1997 to September 30, 1998. The Group has met the final milestone obligations under all of its telecommunications licenses except in respect of the Leicester and Loughborough franchise. The Group met the required quarterly milestone obligation under its telecommunications license for the Leicester and Loughborough franchise as at September 30, 1998.

         In order to improve the management and quality of the residential sales force, commencing in February 1997, the Company began to develop its own internal sales force through direct hiring of residential sales people. All of these sales staff underwent a training process which the Group believes has increased their long-term effectiveness but which hindered their productivity in the short-term. Sales performance was affected by increased competitive activity during 1997 and 1998, in particular from BT, CWC, BSkyB and, in the relevant period, Ionica, and at September 30, 1998, residential telephone line penetration remained relatively steady at 38.5%, compared to 38.6% as at December 31, 1997. Cable television penetration at September 30, 1998 had fallen to 19.4% from 20.6% at December 31, 1997. Penetration rates for residential telephone and cable television were 38.5% and 20.1%, respectively, at September 30, 1997.

     REVENUE

         For the three months ended September 30, 1998, total revenues were (pound)22.7 million, a 48% increase over total revenues of (pound)15.4 million for the comparable period in 1997. For the nine months ended September 30, 1998 total revenues were (pound)63.9 million, a 50% increase over total revenues of (pound)42.6 million for the comparable period in 1997. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         Business Telecommunications. Business telecommunications revenues were (pound)4.7 million and (pound)13.7 million for the three and nine-month periods respectively ended September 30, 1998 compared to (pound)3.7 million and (pound)10.2 million, respectively, for the comparable periods in 1997, representing increases of 26% and 34%, respectively. The growth in reported revenues is due primarily to an increase in the number of business lines installed from 25,405 at September 30, 1997 to 36,241 at September 30, 1998, an increase of 43%. The average monthly revenue per line decreased from (pound)46.80 in the nine months to September 30, 1997 to (pound)43.05 in the comparable period in 1998. The decrease was due to a combination of, (i) an increase in centrex lines which have a lower average revenue per line than other business customer lines (centrex services represented 43.6% and 49.5% of the total number of business lines at September 30, 1997 and September 30, 1998, respectively) and (ii) reductions in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line and higher line rental charges which were increased in September 1997. The Company may lower prices in the future if necessary for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)12.0 million and (pound)32.8 million in the three and nine-month periods respectively to September 30, 1998 compared to (pound)7.5 million and (pound)20.5 million, respectively, for the comparable periods in 1997, representing increases of 59% and 60%, respectively. The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines from 136,925 at September 30, 1997 to 214,630 at September 30, 1998, representing an increase of 57%. Average monthly revenue per line was (pound)18.80 and (pound)18.74 in the three and nine-month periods, respectively, to September 30, 1997 and (pound)18.76 and (pound)18.77, respectively, in the comparable periods in 1998. The relatively stable level of average revenues was largely due to increased call usage which largely offset reductions in call and incoming termination tariffs during 1997 and the first nine months of 1998. The churn rates (annualized) were 12.9% and 13.7% for the three and nine months, respectively, to September 30, 1998 as compared to 17.0% and 17.5%, respectively, in the comparable periods in 1997. The relatively high churn in the first nine months of 1997 was attributable in part to the application of a stricter disconnect policy relating to non-payment.

         Cable Television. Cable television revenues increased from (pound)4.2 million and (pound)11.9 million in the three and nine-month periods to September 30, 1997 respectively to (pound)6.1 million and (pound)17.5 million in the comparable periods in 1998, representing increases of 46% and 47%, respectively. This growth in cable television revenue was primarily due to an increase in the number of the Company's cable television subscribers which rose from 71,435 at September 30, 1997 to 106,761 at September 30, 1998, an increase of 49%. The Company's average monthly revenue per subscriber was relatively stable, being (pound)19.09 and (pound)19.59 for the three and nine months to September 30, 1998, respectively, compared to (pound)19.17 and (pound)19.75 for the comparable periods in 1997.

         The Group's churn rates were 20.3% and 24.2% for the three and nine months respectively to September 30, 1998 as compared to churn rates of 29.7% and 37.7% in the comparable periods in 1997. The Group believes that the reduction in churn this year is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group introduced other policies which contributed to the reducing trend in churn between comparable periods including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

     OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One were (pound)3.2 million and (pound)8.7 million in the three and nine-month periods to September 30, 1997, respectively, and (pound)4.5 million and (pound)12.4 million in the three and nine-month periods to September 30, 1998, respectively. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 28% in the three and nine-month periods to September 30, 1997, respectively, to 27% in each of the comparable periods in 1998 due primarily to reduced interconnect tariffs paid to these operators.

         Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from (pound)2.4 million and (pound)6.9 million in the three and nine-month periods to September 30, 1997, respectively, to (pound)3.3 million and (pound)9.5 million in the respective comparable periods in 1998. As a percentage of cable television revenues, these direct costs decreased from 57% in the three-month period ended September 30, 1997 to 53% in the comparable period in 1998 and from 58% to 54% in the nine-month periods to September 30, 1997 and 1998, respectively. The decrease was in large part due to an increased proportion of subscribers on higher margin basic and premium program packages in 1998 compared to the comparable periods in 1997.

         Selling, general and administrative expenses as a percentage of total revenues in the three and nine-month periods to September 30, 1997 were 46% compared to 42% and 43%, respectively, in the comparable periods in 1998. These costs increased by 33% and 39%, respectively, from the three and nine-month periods to September 30, 1997 to the comparable periods in 1998. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business, together with LDL cash bid payments which commenced in 1998.

         Depreciation and amortization expenses increased by 54% from the three-month period to September 30, 1997 to the comparable period in 1998 and by 52% from the nine-month period to September 30, 1997 to the comparable period in 1998. This increase was attributable to a combination of the increasing size of the Company's network and the additional depreciation resulting from a change in the estimated useful lives of set-top boxes and initial subscriber installations. In anticipation of changes in technology, the estimated useful lives of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life on the depreciation charge for the three and nine-month periods to September 30, 1998 was an increase of (pound)2.0 million and (pound)5.0 million, respectively.

         The Group continues to review the potential consequences of changes in technology, its network infrastructure and the industry structure within the UK in general for its plans, operations and the assessment of the useful lives of its assets.

     INTEREST INCOME/EXPENSE

         Interest expense was (pound)21.6 million and (pound)62.0 million in the three and nine-month periods ended September 30, 1998, respectively, compared to (pound)15.9 million and (pound)43.1 million in the comparable periods in 1997. The increase is due primarily to the accretion on the Discount Notes of (pound)15.9 million and (pound)47.0 million in the three and nine-month periods to September 30, 1998 (compared to (pound)14.9 million and (pound)39.9 million, respectively, in the comparable periods in 1997) and interest on the 1998 Notes of (pound)4.9 million and (pound)12.8 million in the three and nine month periods to September 30, 1998, respectively. In addition, amortization of debt financing costs was (pound)0.6 million and other interest expense was (pound)0.2 million in the three months to September 30, 1998, compared to (pound)0.6 million and (pound)0.4 million, respectively, in the three months to September 30, 1997. Amortization of debt financing costs was (pound)1.6 million and other interest expense was (pound)0.6 million in the nine months to September 30, 1998, compared to (pound)1.8 million and (pound)1.4 million, respectively, in the nine months to September 30, 1997. Interest received was (pound)3.4 million in the three months to September 30, 1998 compared to (pound)1.9 million in the three months to September 30, 1997. Interest received was (pound)10.3 million in the nine months to September 30, 1998 compared to (pound)4.8 million in the nine months to September 30, 1997 and the increase was primarily due to temporary investment of the proceeds of the 1998 Notes.

     FOREIGN EXCHANGE

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the three months and nine months ended September 30, 1997 the Group recognized net foreign exchange losses of (pound)16.5 million and (pound)22.2 million, respectively, primarily due to the unrealized loss on translation of its liability on the Discount Notes. Because of changes in prevailing rates, during the three months ended September 30, 1998, the Group recorded a net foreign exchange gain of (pound)10.9 million and during the nine months ended September 30, 1998 the Group recorded a net foreign exchange gain of (pound)21.1 million primarily due to the unrealized gains on translation of its liability on the Discount Notes and 1998 Notes.

     DERIVATIVE FINANCIAL INSTRUMENTS

         Realized gains on derivative financial instruments of (pound)0.4 million in the nine months to September 30, 1998 consists primarily of the settlement on the two (pound)50 million foreign exchange forward contracts referred to below which were closed on June 17, 1998.

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

     NET LOSS

         As a result of the foregoing factors, the Group had net losses of (pound)12.6 million in the three-month period ended September 30, 1998, compared to net losses of (pound)32.1 million in the comparable period of 1997, and net losses of (pound)46.1 million for the nine-month period ended September 30, 1998 compared to net losses of (pound)58.8 million in the comparable period in 1997.

     INFORMATION SYSTEMS - YEAR 2000

         The future operations of the Group depend on its network infrastructure and certain other systems performing correctly over the change of millennium and on subsequent dates. The correct handling of date information is therefore essential and detailed test programs are underway for all crucial telecommunications and cable television network and systems infrastructure.

         The Group plans to install year 2000 compliant software for the telecommunications switches and network control systems by the end of December 1998. Cable television infrastructure that is not currently year 2000 compliant is scheduled to be upgraded by March 1999.

         Other systems critical to business operations, such as the subscriber management system and the financial and accounting systems, are maintained by the vendors. The vendors have supplied versions of these critical systems which are designed to be year 2000 compliant and are currently subject to a thorough testing program due for completion by December 1998. The vendors have expressed confidence that any problems that may currently exist can be rectified in a timely manner. The personal computer and local area network infrastructures are to be surveyed and tested, and non-compliant elements are expected to be replaced by March 1999.

         The Group depends, to some extent, on third party suppliers for the supply of telecommunications, cable television, systems for customer service and billing, as well as building facilities and supplies. Maintenance contracts exist for critical elements and assurance has been sought from all suppliers of critical services that they will continue to supply the services without interruption.

         Costs incurred in connection with year 2000 compliance are not expected to be material. Software upgrades to the network, cable television and systems infrastructure are supplied as part of the normal maintenance contracts. Minimal cost has been incurred to date, and it is estimated that a further (pound)100,000 will be required for replacement of local area network and personal computer elements. Other components being replaced are otherwise due for replacement through obsolescence.

         Should the telecommunications network fail to operate correctly over the date change, the business of the Group would be materially adversely affected. Similarly, should the cable television network or the subscriber management system and personal computer network fail to operate correctly, this could also have materially adverse consequences to the Group. The impact of failure of the critical network, cable television and system components could be significant. Therefore, significant effort is being devoted to rigorous testing programs to ensure that any potential problems are identified and rectified in a timely manner. Despite the efforts being expended by the Group, there can be no assurance that year 2000 compliance issues will not have a material adverse effect on the Group's operations.

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

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each have agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL, an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). Under the Share Exchange Agreement, the Company's shareholders will receive one share of NTL common stock for every four Ordinary Shares of the Company held subject to adjustment in the event that the average NTL share price for a predetermined period before closing of the transaction exceeds a specified price (which will be $52.50 per share until November 16, 1998, increasing thereafter to $53 until December 16, 1998, $53.50 per share until January 16, 1999 and $54 per share thereafter). Holders of the Company's deferred shares will receive one share of NTL common stock for each deferred share held.

         The proposed share exchange is subject to a number of conditions, including the receipt of required regulatory approvals (which have been obtained) and approval by NTL shareholders. Although the transaction will not require the prior approval of the holders of the Group's outstanding debt securities, each of the indentures pursuant to which the Group's debt securities were issued requires that offers to repurchase such debt securities be made to holders of such securities subsequent to closing at a price of 101% of their accreted value or principal amount, which may influence the ability of the parties to complete the proposed share exchange in its current form.

If such offers should be required, there can be no assurance that the Company or Diamond Holdings will have sufficient funds, or be able to raise sufficient funds, to effect such repurchases.

         In June 1998, the ITC issued a formal direction to all licensees including the Group prohibiting the inclusion of minimum carriage requirements in all new programming agreements entered into from July 1, 1998. Minimum carriage requirements effectively require the Group to transmit a channel to a minimum number or percentage of customers and reduce the Group's flexibility in adapting programming packages. The prohibition applies to existing agreements from July 1, 1998 for digital reception and from January 1, 2000 for analogue reception. The ITC allowed exceptions from the prohibition on minimum carriage requirements for the first 12 months of carriage of any new channel and has since also made exceptions for Live TV and Performance, which are both cable-exclusive channels, and for certain new BBC channels. The ITC's direction has been the subject of an unsuccessful challenge brought by certain program suppliers. Leave to appeal has been sought from the court by the program suppliers but has not yet been granted.

         The ITC's direction also required that from September 1, 1998, the Group make available access to premium channels from any basic tier of programming and to make all premium channels available to customers on an a la carte basis. The Group has implemented changes to its retail offering to reflect this. Management anticipates that, provided the direction is upheld, the Group will have the opportunity to negotiate future programming agreements which allow for greater packaging flexibility and customer choice.

         In October 1998, BSkyB launched its digital DTH satellite service in the U.K. In addition to existing channels offered by BSkyB as part of its analogue service, BSkyB's digital service includes expanded numbers of movie and sports channels, an expanded number of pay per view channels and a number of new channels, together with an electronic program guide.

         ONdigital plans to launch its digital terrestrial service in the U.K. in November 1998. The digital terrestrial service will require a set top box to decode encrypted digital terrestrial signals. The initial service offered by ONdigital is expected to include a choice of 12 basic channels (7 of which the Group offers) in addition to the free-to-air digital terrestrial channels and a range of 6 premium channels (4 of which the Group offers) including certain of BSkyB's sports and movie channels.

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


                                            DIAMOND CABLE COMMUNICATIONS PLC



Date: November  , 1998                         By:
                                                  ----------------------------
                                                  Robert Goad
                                                  (Chief Executive Officer)



Date: November  , 1998                         By:
                                                  ----------------------------
                                                  Nicholas Millard
                                                  (Chief Financial Officer)



Date: November  , 1998                         By:
                                                  ----------------------------
                                                  Duncan Craig
                                                  (Chief Accounting Officer)