Form 10-K
period 1998-12-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1999-03-31
CIK 929649

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

        (Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

        For the fiscal year ended December 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from ___________ to ___________

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


Securities registered pursuant to Section 12(b) of the Act:  None

                                                  Name of Each Exchange
       Title of Each Class                         on Which Registered
       -------------------                         -------------------

             NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act:  None

                                      NONE
                                (Title of Class)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                                  INTRODUCTION

         Diamond Cable Communications Plc (the "Company") is a public limited company (with registered number 2965241) incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of the group of companies operating in the telecommunications and cable television sector through an intermediate holding company, Diamond Holdings plc ("Diamond Holdings"). In this Annual Report, except as the context may otherwise require, references to the Company refer to the Company and/or its predecessor, references to the "Group" or "Diamond" refer to the Company and its subsidiaries.

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of December 31, 1998, the Group's cable television and telecommunications network had passed by civils construction approximately
699,700 homes and an estimated 30,100 businesses, of which portions of the network passing approximately 677,400 homes and an estimated 30,100 businesses had been activated. As of that date, the Group also had approximately 232,100 residential telephone lines, 117,300 cable television customers and 37,500 business telephone lines. Through that date, (pound)567 million had been invested (at original cost) in the construction of the network and related systems. For certain operating data as of December 31, 1998, see Item 1. "Business -- Certain Operating Data".

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each had agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL Incorporated ("NTL"), an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). On March 8, 1999, the share exchange (the "Share Exchange") contemplated by the Share Exchange Agreement, dated as of June 16, 1998, as amended (the "Share Exchange Agreement"), among NTL and the shareholders of the Company, was consummated. Pursuant to the Share Exchange Agreement, on March 8, 1999, all of the issued and outstanding ordinary shares, par value 2.5p per share (the "Ordinary Shares") of the Company and all of the issued and outstanding deferred shares, par value 25p per share (the "Deferred Shares," and together with the Ordinary Shares, the "Company Shares") of the Company were exchanged for shares of NTL's common stock, par value $.01 per share (the "NTL Common Stock"). As a result of the Share Exchange, the Company became a wholly-owned subsidiary of NTL.

         In connection with provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount following a "change of control", the Company will commence offers to repurchase its outstanding debt securities. It is expected that these offers will be launched on or about April 1, 1999 and will expire on or about April 30, 1999.

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

By their nature, forward-looking statements and forecasts involve risk and uncertainty because they relate to events and depend on circumstances that will occur in the future. There are a number of factors that could cause actual results and developments to differ materially from those expressed or implied by these forward-looking statements and forecasts. These factors include, among other things, changes in demand for the products and services of the Group, changes in the cost and availability of supplies to the Group, the rate and cost of the build out of the Group's network, technological changes, the impact of competition and changes in economic conditions in England, and changes in the Group's strategy in connection with the Share Exchange.

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. References herein to, "(pound)", "pounds sterling", "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars", "dollars", "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Annual Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pound sterling amounts into U.S. dollars have been made at $1.6628 per (pound)1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on December 31, 1998. See Item
6. "Selected  Financial Data -- Exchange  Rates" for  information  regarding the
Noon Buying Rate for the past five fiscal years. On March 29, 1999 the Noon Buying Rate was $1.6140 per (pound)1.00.

                                     PART I

ITEM 1. BUSINESS

         The Group offers three basic services over its network  infrastructure:
(i) residential telephone services allowing customers to place and receive local, national and international calls and to use additional services such as three-way conference calling, voicemail, call waiting, call forward, call barring and Internet access, (ii) business telecommunications services which include services similar to those provided to residential customers as well as advanced telecommunications services such as Centrex (which provides businesses, including those with multiple sites, with virtual PABX and network services), direct dialing inward (DDI), high speed data services and private circuits, and
(iii) cable television services offering 50 channels including movies, sports, news and information, music, children's programming and general entertainment. See "-- Business Telecommunications and Residential Telephone" and "-- Cable Television".

CERTAIN OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1996, 1997 and 1998.

                                                                         December 31,
                                                   --------------------------------------------------
                                                          1996            1997             1998
                                                          ----            ----             ----

Homes passed by civils construction(1)...........        453,496         536,110          699,682
Homes activated(2)...............................        347,246         508,801          677,407
Homes marketed(3)................................        252,601         405,787          584,457
Student service rooms marketed (4)...............           -             1,805            9,908
BUSINESS TELECOMMUNICATIONS
Business customers accounts......................         3,935           5,723            7,649
Business lines connected.........................        18,932          27,124           37,473
Private circuits(5)..............................          226             258              331
Average lines per business account(6)............          4.8             4.7              4.9
Average monthly revenue per line(7)(8)...........  (pound)50.17    (pound)46.26     (pound)43.07
Pro-forma average monthly revenue
  per line(8)....................................  (pound)51.32    (pound)46.26     (pound)43.26
RESIDENTIAL TELEPHONE(4)
Residential lines connected......................        104,460         157,171          232,059
Penetration rate of homes marketed(9)............         41.4%           38.6%            39.0%
Average monthly revenue per
  line(8)(10)....................................  (pound)18.40    (pound)18.75     (pound)18.82
Pro-forma average monthly revenue
  per line(8)....................................  (pound)18.66    (pound)18.75     (pound)18.89
Churn(11)(12)....................................         20.6%           16.3%            13.5%
CABLE TELEVISION
Basic service subscribers........................        59,242          83,793           117,290
Penetration rate of homes marketed(13)...........         23.5%           20.6%            20.1%
Average monthly revenue per
  subscriber(14).................................  (pound)18.03    (pound)19.84     (pound)19.46
Churn(11)(12)....................................         40.9%           32.7%            22.4%


-------------------

(1) Homes passed by civils construction is the number of homes (excluding student services rooms) that have had ducting buried outside.

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

(12) Since the beginning of 1997, the Group's reported churn has excluded from net disconnected accounts subscribers who disconnect from the service when moving residence and reconnect to the service in their new residence. Previously, these subscribers were not identified under the Group's information system and were therefore reported in the churn calculation as disconnected accounts. If churn for the years ended December 31, 1997 and 1998 were calculated on the basis used in periods prior to 1997, annualized churn would have been 21.3% and 36.9% for residential telephone and cable television, respectively, in 1997 and 19.6% and 27.6%, respectively, in 1998. The difference between churn on the new and prior bases is not necessarily indicative of the adjustment that would arise if churn for prior periods were restated.

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

         Switching its own traffic enables the Group to offer a wider range of services than would otherwise be possible, to monitor usage and manage doubtful accounts, to gather information about customer calling patterns and use this information in its marketing programs, and to structure rates and discount programs accordingly. As part of the Group's strategy of increasing the volume of calls switched locally and minimizing interconnect charges payable to BT, CWC and other telecommunications providers, the Group has from time to time discussed with other cable operators the development of inter-franchise telephone networks. In addition, the Group intends to interconnect its network with NTL's network. However, no assurance can be given as to whether or when any such inter-franchise networks will be developed.

    BUSINESS TELECOMMUNICATIONS

         The Group has achieved its share of the business telecommunications market in the areas which its network has passed by providing high-quality services at competitive prices. The Group had 7,649 business telecommunications customer accounts at December 31, 1998, including connections to a number of important corporate and governmental entities such as The Boots Company, Capital One, Prudential Banking plc (trading as Egg), Imperial Tobacco, Experian, the Nottinghamshire County Council, the Nottingham City Council, Leicestershire County Council, Leicester City Council, Ashfield District Council, North East Lincolnshire District Council, Lincoln County Council, the Nottinghamshire Constabulary, the Leicestershire Constabulary and the Lincolnshire Constabulary, the U.K. Inland Revenue national headquarters and their main sites in Leicester, Nottingham, Lincoln and Mansfield, the Nottingham Health Care N.H.S. Trust, the

Nottingham City Hospital N.H.S. Trust, Grantham Hospital, Lincoln Hospital N.H.S. Trust, the University of Nottingham, Nottingham Trent University, Leicester University, Lincoln University, BBC Radio Nottingham, Radio Trent, the Nottingham Building Society, Vision Express Group, Knoll Pharmaceuticals, Pedigree Pet Foods, the Northcliff Newspaper Group (four regional newspapers including Nottingham's Evening Post and the Leicester Mercury) and the Mansfield Chad Newspaper.

         The focus of the business marketing effort in the Group's franchise areas has been to attract large and medium-sized corporate and governmental customers, which generate high volumes of traffic and revenue. At December 31, 1998, the Group provided 37,473 business lines to its 7,649 business accounts giving the Group an average of approximately 4.9 lines per business account. In many cases these customers have transferred all or a portion of their telephone lines to the Group's service from those of the Group's principal competitors. A number of these customers have been specifically targeted, and in some cases the network has been built out to pass these customers. The Group plans to continue this strategy of focusing a portion of the Group's network build and marketing effort on town centers and industrial estates in its other franchise areas in order to capitalize on business telecommunications opportunities. The Group believes that its success in attracting these important customers has fostered a positive image in the community and enhanced the Group's credibility with other business customers.

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

    o Caller ID. Caller identification allows the customer to identify the origin of the inbound call, which is essential for the successful operation of computer telephony integration.

    o Calling Cards. The Group currently offers pre-paid disposable calling cards, which enable cardholders to make calls from any telephone and debit the cost of the call from the credit available on their calling card. The Group offers this service to hospital staff and patients as a co-branded service with the Queen's Medical Centre in Nottingham and to students at the University of Nottingham, Leicester

      University and the University of Lincolnshire and Humberside, where the Group has installed private telephones in 8,162 student rooms.

    o Voicemail Services. The Group offers both residential voicemail and business voicemail services.

    o Internet Service. The Group offers four alternative forms of connection (analog dial-up, 64 Kbit/s ISDN, 64 Kbit/s or 2 Mbit/s fixed and frame relay) to its Internet service, known as Diamond Cable Online. The Group also offers web space on its server, so it can offer customers their own home page. It also offers backbone service capacity for a number of Internet service providers.

    o Managed Data Network Services. Customers can either manage their own data networks by buying leased circuits from the Group or ask the Group to manage their network connections. The Group currently offers a managed frame relay-based service, which uses a transmission technology designed to provide a flexible bandwidth in accordance with the customer's need. Frame relay is primarily designed for LAN/WAN interconnect between speeds of 64 Kbit/s and 45 Mbit/s.

    o Closed Circuit Television. The Group supplies leased private circuits to local authorities to support the provision of closed circuit television services in the region.

    o Automatic Call Distribution ("ACD"). The Group offers enhanced voice managed services including ACD, where the customer can utilize the functionality of the Group's switches to queue and manage its inbound calls, thereby creating a call center, with visual and statistical reporting capabilities.

    o Number Translation Services. In 1998, the Group purchased a Nortel intelligent network platform, which has enabled the Group to offer toll-free, local call rate and national call rate numbers to business customers. During 1999, the Group intends to introduce non-geographic number portability, which will enable customers to port such numbers to the Group from other public telecommunications operators ("PTOs").

      The intelligent network platform will also enable the Group to introduce other value added services, including personal numbering, premium rate numbers, enhanced number portability and enhanced prepaid calling card facilities.

         The Group plans to offer in the future additional transmission technology services suitable for managing data transfer at high speeds, such as asynchronous transfer mode ("ATM") and switched megabit data services ("SMDS"). Other new services which the Group plans to introduce in 1999 include Data Collect and Route, a call logging service which will enable the Group to provide customers with on-line data about their incoming and outgoing centrex calls, and Auto Attendant, a call center service which will enable a customer's incoming callers to use their touch-tone phone to navigate through recorded alternatives to reach the correct extension without the need for an operator.

         In the business telecommunications area, the Group generally competes primarily on the basis of the quality of services and to a lesser extent on price, although the Group believes that its charges for services to business customers are competitive with those of BT, CWC and other operators.

         The Group believes it has achieved favorable penetration in the business telecommunications market due to three factors. First, the Group's strategy in business telecommunications is to target large and medium-sized corporate and governmental customers, which generate the most revenue and the Group has given priority to building out its network to such customers. Second, the Group's fiber-optic network infrastructure provides customers with several advantages including superior service reliability (due to the self-healing loop architecture), greater system capacity and the ability to provide an extensive range of digital services. Third, the Group provides a high level of customer service including custom tailored network services and frequent communication with major customers. The Group believes that this combination of quality service and attractive rates has enabled the Group to achieve a substantial share of the market of large and medium-sized business telecommunications customers in the areas it has marketed.

         Telephone customers changing to the Group historically have had to change their telephone numbers. As a result certain business customers have been reluctant to switch carriers because they would lose their existing telephone numbers. In response to this, the Group has provided its business customers with the opportunity to use its telephone service for their outgoing telephone calls, which carry higher revenues than incoming calls, and for their specialized telecommunications needs, while retaining their existing service provider (and their existing telephone number) for incoming telephone calls. In conjunction with the introduction of number translation services, the Group intends to introduce non-geographic number portability during 1999, which will enable customers to port their existing toll-free, local call rate and national call rate numbers to the Group. For a description of certain developments relating to number portability, see "-- Competition -- Business Telecommunications" and " -- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability".

    RESIDENTIAL TELEPHONE

         The Group had residential telephone line penetration of 39% of homes marketed at December 31, 1998. The Group believes it is achieving this residential telephone penetration rate due to (i) Diamond's well-recognized brand name and (ii) the Group's competitive rates (including free voice calls between the Group's residential customers in the same local and adjacent calling areas during off peak evening and weekend hours). In the residential telephone area, the Group generally competes on the following basis:

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

         The Group operates an Internet access service, Diamond Cable Online, in its operating area. This service, available to both Group telephone customers and others, is the result of an alliance with Cable Online Ltd., a subsidiary of NTL, and provides users with access to the Internet and World Wide Web. The Group also offers expanded Internet services, including ISDN and leased line connections.

CABLE TELEVISION

    PROGRAMMING

         The Group currently offers a wide range of cable television programming, including satellite and broadcast channels, tape delivered channels and FM radio. This range includes 50 television channels, many of which are available 24 hours a day. Local programming is provided only on a limited basis and may be offered on a larger scale in the future. In addition, the Group has carried pay-per-view events and launched in March 1998, together with several partners, Front Row Television Limited ("Front Row"), a four-channel movie pay-per-view service which also offers music and sporting events.

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

         The following sets forth the television programming offered by the Group at February 28, 1999.

PROGRAMMING                           DESCRIPTION
-----------                           -----------
NEWS AND INFORMATION
CNN International                     24-hour international news service
BBC Parliament                        Live coverage of the U.K. Parliament
Bloomberg TV                          Business news
Channel Guide                         Summary of programming schedule
Preview Channel                       Sampling of all cable channels
Diamond Vision/Cable 7                Local programming
BBC News 24                           24-hour news services
Sky News (1)                          24-hour news services
--------------------------------------------------------------------------------
GENERAL INTEREST
BBC1                                  U.K. terrestrial television
BBC2                                  U.K. terrestrial television
ITV                                   U.K. terrestrial television
Channel 4                             U.K. terrestrial television
Channel 5                             U.K. terrestrial television
Bravo                                 Films and television series
Trouble                               Television series
QVC-- The Shopping Channel            Home shopping
Sky One(1)                            Drama, films and serials
Discovery                             Science and education programming
Challenge TV                          Game show programming
Discovery Home & Leisure              Education and documentary programming
The History Channel                   History programming
Travel Channel                        Travel programming
U.K. Gold                             Classic U.K. television programming
Live TV                               24 hour U.K. entertainment and news
The Sci-Fi Channel                    Science fiction programming
God Christian Channel                 Religious programming
Carlton Select                        Classic U.K. Television programming
Carlton Food Network                  Food programming
Granada Plus                          Classic U.K. Television programming
Granada Men and Motors                Male oriented programming
Paramount Comedy Channel              Situation comedy programming
Granada Breeze                        Health, shopping and gardening programming
National Geographic Channel           Nature and wildlife programming
Living                                Female oriented programming
--------------------------------------------------------------------------------

PROGRAMMING                           DESCRIPTION
-----------                           -----------

MOVIES
TNT                                   Classic movies
Sky Premier (1)(2)                    24-hour feature movies
Sky Moviemax (1)(2)                   24-hour feature movies
Sky Cinema (1)(2)                     Classic movies
Film Four (2)                         Independent movies
TVX, the Fantasy Channel(2)           Adult entertainment
--------------------------------------------------------------------------------

CHILDREN
The Disney Channel(1)(2)              Children's entertainment
Cartoon Network                       Children's cartoons
Nickelodeon                           Children's entertainment
--------------------------------------------------------------------------------
MUSIC
VH-1                                  Music videos
MTV Europe                            Music videos
Performance - the Arts Channel        Classical music and opera
The Box                               Music videos selected by customer requests
Landscape                             Classical music accompanying scenic videos
--------------------------------------------------------------------------------
SPORTS
Eurosport                             International sporting events
Sky Sports1(1)(2)                     U.K. and international sports
Sky Sports2(1)(2)                     U.K. and international sports
Sky Sports3(1)(2)                     U.K. and international sports
--------------------------------------------------------------------------------
INTERNATIONAL
Zee TV(2)                             Asian sub-continent related programming
Asia NET                              Asian programming
Namaste                               Asian programming
ATM                                   Asian programming
SET Asia (2)                          Asian programming
SAT 1                                 German language programming
TV5                                   French language programming

-------------
(1) Programming acquired from BSkyB and, except in the case of Sky News, governed by the BSkyB rate card.
(2) These services are offered for an additional charge or upon subscribing to other services requiring an additional charge.
(3) Some programming shares a single channel. The group currently has analog capacity for 50 channels, including channels reserved for the Group's pay-per-view service, Front Row.

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

         Currently, the Group offers seven basic packages, ranging in price from (pound)8.99 to (pound)20.98 per month (including (pound)1 direct debit discount). These packages currently include between seven and thirty-seven basic cable channels. The price of three of the Group's packages also includes rental of one residential telephone line. These packages are priced between (pound)8.99 and (pound)12.99 per month (including (pound)1 direct debit discount). One of the Group's packages, available in all areas except Grimsby, is aimed at the Asian community. Customers choosing any of the Group's packages may add premium channels and other a la carte channels for an additional charge, and all television customers have access to the Front Row pay-per-view service. The price of premium channels varies depending on the basic package selected. All of the basic packages include one set top converter that provides service to one television. Additional set top converters may be rented at (pound)2.50 per month.

         As part of its efforts to reduce churn, the Group has instituted a (pound)9.95 installation charge for cable television and a (pound)14.95 installation charge for cable television and telephone. Generally, there is no charge to the customer for service or repair of the cable television network or customer premises equipment.

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

    PAY-PER-VIEW

         DCL is a shareholder of Front Row, a joint venture with TeleWest plc, General Cable plc and NTL, which launched a four-channel pay-per-view service in March 1998. The joint venture has secured contracts with several of the major Hollywood studios to provide movies for the pay-per-view service and is in discussions with other studios regarding additional contracts. This service enables customers to order specific feature films on a per viewing basis for an additional charge of (pound)2.99 per viewing. Films are available on a pay-per-view basis before they become available on terrestrial television or any subscription movie channel but approximately three months after their release in the video rental market. Front Row has also screened music and sporting events.

    BSKYB PROGRAMMING

         British Sky Broadcasting Group plc and its wholly-owned subsidiary British Sky Broadcasting Limited (collectively, "BSkyB") currently provide the Group with nine channels on a non-exclusive basis and also offers this programming (together with additional programming) directly to its DTH satellite customers, in competition with the Group and other cable operators. In 1998, the Group reduced the number of BSkyB channels it offers from eleven to nine. BSkyB is the leading supplier of cable programming in the U.K. and the exclusive supplier of certain programming. Its programming is generally popular in the U.K. and is important in terms of attracting and retaining cable television customers. In the absence of more alternative programming sources, BSkyB may be able to set and raise prices for its programming without significant competitive pricing pressure. With the exception of Sky News, the Group acquires all of BSkyB's channels under the terms of BSkyB's industry rate card. BSkyB has flexibility under its rate card to adjust, on 60 days' notice, the prices it charges for those channels it provides to the Group under the rate card. In addition, BSkyB distributes thirty-six other programs (some of which share a channel) on behalf of other providers (including some providers partly owned by BSkyB). BSkyB also supplies programming to ONdigital ("ONdigital"), a joint venture owned by Carlton Communications and Granada Group.

         The Group pays a monthly fee to BSkyB for programming based on the number of the Group's customers taking the various BSkyB channels at the end of each month. The fees vary by channel. The aggregate amount payable by the Group to BSkyB during the year ended December 31, 1998 was (pound)7.5 million.

         It was reported on September 3, 1996 that the Independent Television Commission ("ITC") was investigating the bundling of certain channels by BSkyB and, in particular, requirements that cable companies must acquire a package including two premium movie channels in order to obtain the Disney Channel from BSkyB. The ITC has completed its investigation. As a result, the Disney Channel is now available as a separate premium channel. The ITC has, however, carried out a broader investigation into effects of bundling in the pay television market. In April 1998, the ITC published proposals for remedying anti-competitive practices in the way pay-TV channels are supplied. The solutions proposed by the ITC included:

    - the prohibition of minimum carriage requirements and those tiering obligations that prevent operators from offering basic channels either a la carte or in small packages.

    - permitting buy-through to premium channels from any basic package.

    - the prohibition of bundling more than one premium channel (excluding bonus channels) except where the channels are also available a la carte.

         In June 1998, the ITC issued a formal direction to all licensees including the Group prohibiting the inclusion of minimum carriage requirements in all new programming agreements entered into from July 1, 1998. Minimum carriage requirements effectively require the Group to transmit a channel to a minimum number or percentage of customers and reduce the Group's flexibility in adapting programming packages. The prohibition also applies to existing agreements from July 1, 1998 for digital reception and from January 1, 2000 for analog reception. The ITC allowed exceptions from the prohibition on minimum carriage requirements for the first 12 months of carriage of any new channel and has since also made exceptions for Live TV and Performance which are both cable-exclusive channels, and for certain new BBC channels. Certain program suppliers unsuccessfully challenged the ITC's direction.

         The ITC's direction also required that from September 1, 1998, the Group make available access to premium channels from any basic tier of programming and to make all premium channels available to customers on an a la carte basis. The Group has implemented changes to its retail offering to reflect this. Management anticipates that the Group will have the opportunity to negotiate future programming agreements which allow for greater packaging flexibility and customer choice.

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

         During 1998, BSkyB asked the OFT to remove its basic channels from the rate card, thereby enabling individual cable operators to negotiate alternative pricing for carriage. Due to its market strength, the cable industry opposed the removal of Sky One from the rate card. With effect from October 1, 1998, the OFT agreed to removal of all basic channels except Sky One from the rate card. However, delays in agreeing necessary consequential amendments required to BSkyB's 1996 informal undertakings to the OFT have caused BSkyB to continue to supply basic channels pursuant to rate card prices. The Group has been successful in negotiating a small reduction in the fees it pays BSkyB for Sky News, the only BSkyB basic channel carried by the Group other than Sky One, on a short-term basis.

         During 1998, BSkyB submitted a new draft rate card to the OFT. The new draft rate card, which was to have been effective as of January 1, 1999, deleted references to its basic channels other than Sky One and simplified the pricing structure of its premium channels. Additionally, for the first time, it purported to cover digital as well as analog transmission. However, BSkyB subsequently withdrew this rate card without explanation and the Group, like other cable operators, awaits submission by BSkyB of a new draft. As a result, BSkyB continues to supply programming pursuant to its previous rate card.

         During 1995 and 1996, the OFT conducted reviews of BSkyB's position in the pay-TV market. Following its review in 1996 of BSkyB's supply of programming to pay-TV (including to cable operators) and access to encryption and subscriber management services, the OFT concluded that although BSkyB was not acting anti-competitively, the competitive process was being impaired. BSkyB was not referred to the Monopolies and Mergers Commission (the "MMC") but gave new informal undertakings and accepted modifications to those it had previously given in March 1995. BSkyB agreed not to require carriage of basic channels in excess of 80% of homes; to unbundle channels, with the exception that two BSkyB bonus channels could be linked with specified other BSkyB channels; to ensure that its Videocrypt conditional access system is made freely available without discrimination to programmers on the basis of a published rate card on cost-related terms; to maintain separate accounts for its DTH business, with actual or notional charges not less than offered to cable operators; and to revise the structure of the cable rate card.

         Although the DGFT previously announced that the informal undertakings given by BSkyB would be reviewed by the end of 1998, this review has not yet been undertaken. The DGFT has also concluded that BSkyB should offer cable operators reasonable contractual security in terms of length of contract and that the OFT would regard a demonstrable and unreasonable unwillingness to do so as an abuse of BSkyB's market power.

         On February 6, 1996, the DGFT announced that he was referring an agreement between the Premier League, BSkyB and the BBC, by which the Premier League sells the exclusive television rights for Premier League football matches, to the Restrictive Practices Court (the "Court") because the agreement contained significant restrictions on competition. The Court will decide whether the restrictions are against the public interest in which case the Court may order the parties not to give effect to, enforce, or try to enforce the restrictions in the agreement and not make any other similar agreement. BSkyB, the Premier League and the BBC are understood to have successfully resisted an attempt made by the OFT to accelerate the review and the review has not yet been completed. The matter is currently before the Court.

         On September 9, 1998, BSkyB announced an agreed offer to acquire the whole of the issued share capital of Manchester United PLC, a Premier League football club. The Monopolies and Mergers Commission is currently considering whether this proposed acquisition could significantly impact anticompetitive concerns. On December 17, 1998, Premium TV, a wholly-owned subsidiary of NTL, acquired 9,000,000 shares or 6.3% of Newcastle United from CHD, the majority shareholder of Newcastle United, for approximately (pound)10 million in cash. In conjunction with the sale of such shares, CHD also entered into an irrevocable commitment to Premium TV providing that if Premium TV makes a general offer for all of the issued share of capital of Newcastle United, CHD will accept such offer in respect of the remaining balance of its shares in Newcastle United.

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

         In connection with the Share Exchange, NTL intends to introduce over a period of time its current and future products and services to the Group's customers. NTL is developing a timetable by which this is intended to be achieved from late 1999 through 2000. Any introduction of new services will be done to ensure that there is little or no disruption to the Group's operations or customers, and that any services offered would be additional to or complementary with its existing services.

    SALES AND MARKETING

         Cable television and residential telephone services are marketed to the residential customer on an integrated basis. Until February 1997, the residential sales teams were comprised of approximately 150 residential specialists employed by independent sub-contracting companies supervised by the Group and paid on a full commission basis. In order to improve the management and quality of its residential sales force, in February 1997 the Group terminated arrangements with its independent sales contractors and began to develop its own internal sales force through direct hiring of residential sales people. The Group now employs and trains residential sales people directly and pays them on the basis of a salary plus sales commission. At December 31, 1998, the Group employed approximately 120 residential sales people, including a number of former contracted sales people who were hired by the Group in accordance with its employment criteria following interviews, and 12 telesales representatives.

         The Group believes that improvements in the quality of its sales force have contributed to a reduction in churn and enable the sales force to market more sophisticated products and services including Internet service and more advanced telephone features to residential customers.

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

         During  1997,  the  Group  intentionally  slowed  the  pace  of  civils construction to reduce the percentages of both homes passed by civils construction but not activated and homes activated but not yet released to marketing. At December 31, 1997, these percentages were respectively 5% and 20%, having fallen from 23% and 27%, respectively, at December 31, 1996. During 1998, the pace of both construction and marketing was greatly accelerated. At December 31, 1998, 3.2% of homes passed by civils construction had not been activated and 13.7% of homes activated had not been released to marketing. In 1999, the Group intends to slow down civils construction to enable activated homes to be marketed, and to remarket in marketed areas to increase penetration.

COMPETITION

         The Group faces significant competition in each of its business telecommunications, residential telephone and cable television business areas. In addition, new forms of media distribution, including digital terrestrial and satellite television have entered the marketplace. The U.K. telecommunications industry is highly competitive. The Office of Telecommunications ("OFTEL") has pursued a policy of encouraging competition, and over 200 PTO licenses have been granted, although many of these have not yet been used. The Group believes that competition will continue to intensify in each of its business areas.

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

         Both BT and CWC have resources substantially greater than those of the Group. In addition each of CWC and BT has a national presence which permits it to offer telecommunications, data transmission and other services on a nationwide basis to business telecommunications customers with nationwide operations beyond those that the Group is currently able to offer on its own. With effect from May 1997, Mercury was merged with three U.K. regional cable companies, NYNEX CableComms Group plc, Bell Cablemedia plc and Videotron Holdings plc, to create a new group held by CWC, which is a 52.6% owned subsidiary of Cable and Wireless plc. While the effects of the merger cannot be predicted, the Group does not believe that the merger has had a material effect on the Group's competitive position in the Group's franchise areas.

         In April 1997, the Group was granted a national telecommunications license, which enables it to offer telecommunications services anywhere in the U.K. The Group recently began providing services to business customers in Derby, which is adjacent to the Group's franchise areas, and continues to evaluate opportunities to offer these services outside its franchise areas.

         The Group also faces competition from a number of recent entrants to the business telecommunications market. For example, Energis operates a national SDH fiber optic network constructed along the existing national electricity transmission infrastructure in England and Wales. Energis has focused on the business telecommunications market and does not currently offer residential telephony services. Energis's service offering, along with indirect service from ACC, MCIWorldCom, Esprit, and other, smaller, long distance operators, and the success of international simple resellers have increased competition in the long distance and international telecommunications markets. Other owners of extensive infrastructure, including local electricity distribution companies and the owner of the former rail telecommunications network, are currently constructing telecommunications networks or offering telecommunications services, and it is possible that other owners of extensive infrastructure, such as other utilities, will seek to use their existing infrastructures to construct telecommunications networks that will compete with the Group's telecommunications business. The Group also faces competition from mobile telecommunications providers.

         The Group believes that the Group's ability to compete effectively with BT had been adversely affected, particularly with respect to smaller businesses, because there had historically been no telephone number portability in the U.K. (i.e., a new customer could not transfer its BT telephone number to the Group's system). The Group believes that this discouraged some customers from changing from BT to the Group's service because of the costs and inconvenience associated with changing numbers. In response to this, the Group provided its customers with the opportunity to use its services for all outgoing telephone traffic, while continuing to use other providers for incoming traffic. In conjunction with the introduction of number translation services, the Group intends to introduce non-geographic number portability during 1999, which will enable customers to port their existing toll-free, local call rate and national call rate numbers to the Group. For a discussion of certain regulatory developments regarding the introduction of number portability in the U.K. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Number Portability". The Group believes that number portability will offer little improvement to the Group's results in residential areas but could offer marginal increased sales in the small business area where number recognition and number advertising for the two and three line customer is an issue. Overall, the Group believes that number portability will be relatively neutral in its effect on the Group's business.

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

         BT has also started to market its services more aggressively to maintain its market position over other service providers. For example, BT provides voice mail services on a national basis and caller ID services in digital switch areas, and has implemented on a national basis other services currently offered by the Group in its franchises, such as itemized billing. BT has also implemented extensive marketing campaigns to win back customers from cable operators.

         The introduction of international facilities licensing in 1996 has increased competition for international traffic, and the Group's telephone
customers  can  obtain  access  to  these  alternative   international   service
providers.

         In addition to BT and CWC, the Group competes with international service providers and mobile telecommunications operators, including Vodafone, Cellnet, One2One and Orange, and other service providers, and competition is expected to intensify in the future.

    CABLE TELEVISION

         Historically, the ITC did not grant more than one cable television license within a franchise area. As a result, the Group previously did not compete with other cable operators for cable television customers within its franchise areas. On April 23, 1998, the Department of Trade and Industry announced the U.K. government's intention to progressively end this policy, allowing any operator to seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted. Additionally, the Group competes directly with television programming provided by analog and digital terrestrial (over-the-air) broadcast television stations and analog and digital DTH satellite services and may be subject to competition from SMATV systems. The Group's cable television programming also competes to varying degrees with other entertainment media, including home video (generally video rentals). The Group has also begun to compete with providers of digital terrestrial television and digital DTH satellite services and may in the future also compete with programming provided by video-on-demand and other entertainment services provided by national PTOs and others.

         The principal current (and potential) competitors for the Group's cable television business are the following:

         Broadcast. Television viewing in the U.K. has long been one of the most popular forms of entertainment, and daily viewing time in the U.K. has been estimated to average over 230 minutes per person (Source: BARB). Until 1989, four broadcast channels were the only source of television programming. An additional commercial terrestrial channel (Channel 5) commenced broadcasting March 30, 1997. Although the national television channels in the U.K. generally are perceived as providing high-quality programming, the Group believes that most viewers prefer a wider variety of television programming. The market share of cable television and satellite service programming is approximately one-third of all viewing in homes with cable television and satellite services (Source:
BARB).

         The Group believes that its primary competitive advantages over existing terrestrial television are significantly more programming options, access in the future to advanced interactive services and, in some areas, improved television reception. The Group believes that analog terrestrial television benefits from its position as the traditional source of low cost television in the U.K.

         Under the Broadcasting Act 1996, the ITC was given responsibility for the licensing and regulation of digital terrestrial television, which provides an additional 30 or more new terrestrial channels serving between 60% and 90% of the U.K. population. Forty percent of the channels were set aside for digital broadcasting by the existing terrestrial broadcasters. The ITC granted a license for three other frequency ranges to British Digital Broadcasting Limited, which trades as ONdigital. BSkyB has undertaken to the ITC to supply programming to BDB for 5 years. ONdigital launched its service in November 1998. Digital terrestrial television broadcasts from land-based transmitters and can be received by consumers with conventional aerials. A digital decoder box or a digital television which has ONdigital's encryption technology embedded in it is needed to view the new channels, which have digital picture and sound quality. BSkyB has also formed a joint venture with BT, Midland Bank and Matsushita, called British Interactive Broadcasting ("BIB"), to develop and market a digital set top decoder on a heavily subsidized basis. Both BDB and BIB are currently under investigation by EU competition authorities. The introduction of digital terrestrial, as well as digital DTH satellite, television will provide additional competition for the Group. See " -- Certain Regulatory Matters -- Future Developments -- Digital Broadcasting".

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

         Analog DTH satellite services are widely available in the U.K., and the number of analog DTH satellite subscribers has increased from 500,000 in 1989 to approximately 4.5 million at September 30, 1998. BSkyB is the leading supplier of satellite programming in the U.K. See "-- Cable Television -- Programming". The Sky Multi-Channels package provided by BSkyB currently offers subscribers approximately thirty channels.

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

         The Group believes that the principal competitive advantage of analog and digital DTH satellite service is the monthly service charges for basic services and premium services which are lower than those for comparable services provided by the Group. Aggressive promotional activity by BSkyB has accentuated this advantage. In addition, BSkyB introduced a digital DTH satellite service offering the possibility of over 200 television channels and a range of interactive services in October 1998. BSkyB's digital service includes expanded numbers of movie and sports channels, an expanded number of pay-per-view channels and a number of new channels, together with an electronic program guide. ONdigital launched its digital terrestrial service in the U.K. in November 1998. The digital terrestrial service requires a set top box to decode encrypted digital terrestrial signals or a digital television with ONdigital's encryption technology embedded in it. The initial service offered by ONdigital includes a choice of 12 basic channels (6 of which the Group offers) in addition to the free-to-air digital terrestrial channels and a range of 6 premium channels (all of which the Group offers) including certain of BSkyB's sports and movie channels. The Group believes that DTH satellite services may become more competitive with cable service if digital services are successfully introduced in the U.K. such that satellite services can provide more channels and direct specific programming to particular subscribers.

         On December 1, 1997, BSkyB launched an analog pay-per-view movie service, broadcast on four of its DTH satellite channels, which competes with Front Row, the Group's pay-per-view service. This service also includes sport and music events, some of which the Group offers to its customers.

         Other Competitors. The Group also faces competition from video cassette rentals and SMATV systems (which receive signals from either broadcast or satellite sources and then distribute them by cable to a discrete group of subscribers). Currently, no video-on-demand service is commercially available in the

U.K. (although BT and others are now conducting commercial trials). However, the successful introduction of a video-on-demand service in the Group's franchise areas, particularly by a national PTO, would result in the Group's services being subject to increased competition. See "-- Certain Regulatory Matters -- Restrictions on National PTOs". SMATV systems can compete with cable television within a franchise area, but currently there are no SMATV systems licensed to provide service to more than 1,000 homes in the Group's franchise areas.

         New Technologies. The extent to which new media and technologies will compete with cable television systems in the future cannot be predicted and such media or technologies may become dominant in the future and render cable television systems less profitable or even obsolete. Certain operators currently are deploying digital compression technology in the U.S. If digital compression technology is deployed successfully in the U.K., it will enable the Group, as well as its digital terrestrial and DTH satellite competitors, to increase significantly the number of channels they are currently able to offer to their customers. An increase in the number of channels offered by terrestrial and DTH satellite services at competitive costs could affect the Group's current competitive position.

FRANCHISE AREAS

         The Group has been granted cable television licenses to provide cable television services in fifteen franchise areas that form a contiguous cluster of approximately 1,229,900 equity homes. The Group has been granted eight individual franchise telecommunications licenses and a national telecommunications license which enables the provision of business and residential telecommunications in the Group's seven remaining franchises and elsewhere in the U.K. The table below sets forth the number of homes in the individual franchise areas according to CACI Information Services (for the franchises governed by individual franchise telecommunications licenses and the Burton-upon-Trent and Hinckley LDLs) and the ITC (for the other LDLs).


                                                                     EQUITY
                                                    OWNERSHIP         HOMES
                                                   ------------     --------
TELECOMMUNICATIONS LICENSES
Nottingham.......................................      100%          270,000
Mansfield........................................      100%           85,000
Newark-on-Trent..................................      100%           42,000
Grantham.........................................      100%           22,000
Melton Mowbray...................................      100%           19,000
Lincoln..........................................      100%           52,000
Grimsby and Cleethorpes..........................      100%           64,000
Leicester and Loughborough.......................      100%          203,000

LDLS(1)
Burton-upon-Trent................................      100%           94,000
Hinckley.........................................      100%           45,000
Ravenshead.......................................      100%            2,900
Bassetlaw........................................      100%           41,000
Lincolnshire and South Humberside................      100%          174,000
Chesterfield.....................................      100%          107,000
Vale of Belvoir..................................      100%            9,000
                                                                   ---------
    Total........................................                  1,229,900
                                                                   =========

-------------------

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

         The Group may from time to time seek to acquire one or more new or existing franchises either from the ITC or by private purchases from third parties. The Group anticipates that it will generally seek to acquire franchises that are contiguous to the Group's existing franchises and therefore can effectively be integrated into the Group's existing operations. No agreement for any specific material acquisition has been reached or is currently pending. The Group currently operates solely in the U.K. and currently expects that any future acquisitions would be of franchises or businesses in the U.K.

         An LDL enables an operator to provide cable television and (when held in conjunction with a telecommunications license) telecommunications services, utilizing not only cable networks but also microwave distribution systems. See "Certain Regulatory Matters". When such licenses are applied for by one operator, they are then generally advertised to interested applicants by the ITC. No license has been awarded for certain other geographic areas that are contiguous to the Group's franchise areas. The Group may bid for additional LDLs, if the Group estimated that the additional capital costs to complete the network for the additional franchise areas would provide an attractive return, in order to further improve the Group's operating leverage and increase asset value. If the Group were to be awarded any of the LDLs it may bid for in the future, the areas would be constructed in parallel with the existing franchises, but it is expected that the completion of the network for the enlarged area would be later than that planned for the existing area. In addition, to complete construction of an enlarged franchise area, the Group would be required to expend additional funds which, depending on the size of the franchise area, could be significant. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

         In addition, the Group operates a master antenna television service which serves approximately 16,000 council properties in Nottingham and approximately 7,000 council properties in Leicester. This service is provided by the primary cable television network without the necessity to build and operate a separate master antenna service system.

CONSTRUCTION

         As of December 31, 1998, approximately 729,800 of the premises in the Group's franchise areas had been passed by civils construction and a portion of the network passing approximately 707,500 premises had been activated. The number of premises activated represents approximately 69% of the Group's aggregate milestone requirements. Construction has now commenced in all of the Group's franchise areas. While the projected rate of construction is governed principally by the applicable regulatory milestones, the pace of construction is also influenced by the capacity of the Group to market and connect the Group's services to premises which have been activated. See "-- Sales and Marketing".

         The Group has undertaken a rapid acceleration in the build out of its existing franchise areas. As of December 31, 1998, the Group's cable television and telecommunications network had passed by civils construction approximately 699,700 homes and an estimated 30,100 businesses, of which portions of the network passing approximately 677,400 homes and an estimated 30,100 businesses had been activated. During 1998, approximately 164,000 homes were passed by civils construction by the Group's cable network, as compared with approximately 82,000 and 172,000 homes passed by civils construction in 1997 and 1996, respectively. The Group may encounter difficulty in obtaining qualified contractors and may encounter cost overruns or further delays in construction.
Although  the  Group   believes  it  will  be  able  to
continue to negotiate construction contracts at competitive rates, construction costs could increase significantly over the next few years in light of the demand for cable construction services as the industry seeks to meet milestone requirements. As with other U.K. cable operators, the Group is generally required to use underground construction, which is more expensive and time consuming than aerial construction. The Group cannot broadly employ mechanized construction methods due to existing underground utility infrastructure, and is responsible for the expense of restoring surface area after construction is completed. Given the current high levels of cable construction in the U.K. and the corresponding demand for materials, the Group has from time to time experienced (and may in the future experience) shortages or price increases for critical components such as fiber optic cable, ducting and cabinets.

         The Group originally relied on its own construction team for the build out of its network. In 1998, the Group phased out the small in-house construction team previously maintained to build out particularly difficult areas, and the Group now uses outside contractors for all of the build out of its network.

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

         The Group has renegotiated its milestone obligations with OFTEL, and at December 31, 1998, the Group met the required milestone obligations under each of its telecommunications licenses. The Group has completed all of the milestone obligations in its telecommunications licenses with the exception of the Leicester and Loughborough franchise, where the final milestone falls due in 1999.

         Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual LDL milestones in six of the seven LDL franchises at the end of 1997, although construction has now commenced in all LDL franchises. Following an application by the Group to the ITC, the ITC modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir. The Group has met the modified milestone obligations in all of its LDL franchises as at December 31, 1998, except in relation to its Ravenshead franchise. See " -- Certain Regulatory Matters -- Cable Telecommunications -- Network Construction and Service Obligations".

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

                                                                                       AFTER
GROUP FRANCHISE AREAS         1996          1997       1998        1999      2000      2000
---------------------         ----          ----       ----        ----      ----      -----

TELECOMMUNICATIONS LICENSE
  MILESTONES(1)(2)(3)
Nottingham................    132,000     190,000     230,000    230,000   230,000    230,000
Mansfield.................     42,000      66,000      66,000     66,000    66,000     66,000
Newark-on-Trent...........     13,500      13,500      13,500     13,500    13,500     13,500
Grantham..................     14,000      14,000      14,000     14,000    14,000     14,000
Melton Mowbray............     10,000      10,000      10,000     10,000    10,000     10,000
Lincoln...................     18,000      43,000      43,000     43,000    43,000     43,000
Grimsby and Cleethorpes...     35,000      57,000      63,000     63,000    63,000     63,000
Leicester and Loughborough     76,000     100,000     149,000    200,670   200,670    200,670
LDL MILESTONES(2)(3)
Ravenshead................         --       2,050       2,500      2,500     2,500      2,500
Bassetlaw.................         --       1,000          --     19,000    28,000     32,800
Lincolnshire and South
Humberside................         --          --       3,000     33,000    70,000    144,000
Chesterfield..............         --          --          --     23,000    57,000     89,000
Vale of Belvoir...........         --       1,000       2,000      3,000     4,545      4,545
Burton-upon-Trent.........         --       2,000      14,000     36,000    58,000     77,675
Hinckley..................         --       2,000      16,000     23,000    31,204     31,204
                              -------     -------     -------    -------   -------  ---------
 Aggregate Cumulative Totals  340,500     501,550     626,000    779,670   891,419  1,021,894
                              =======     =======     =======    =======   =======  =========
 Aggregate Annual Totals                  161,050     124,450    153,670   111,749

(1) Although reflected above on an annual basis, the group's individual franchise telecommunications license milestones are measured on a quarterly basiS.
(2)     Final milestones are shown in bold.
(3) Telecommunications license milestones refer to premises and LDL milestones refer to homes.

      The table below sets forth by franchise and date the number of premises activated.

                            SEPT. 30,   DEC. 31,    MARCH 31,    JUNE 30,    SEPT. 30,     DEC. 31,
                              1997        1997        1998         1998        1998          1998
                              ----        ----        ----         ----        ----          ----
Nottingham................    182,254    194,370      203,542     230,352     240,947      246,211
Mansfield.................     61,632     69,707       78,530      79,775      80,963       81,926
Newark-on-Trent...........     13,509     13,509       13,949      15,605      20,449       20,584
Grantham..................     15,719     15,719       15,936      16,089      16,562       16,717
Melton Mowbray............     10,045     10,045       10,099      10,163      10,351       10,404
Lincoln...................     34,997     44,619       49,905      50,043      53,043       54,966
Grimsby and Cleethorpes...     49,912     58,894       63,578      64,343      64,804       65,288
Leicester and Loughborough    107,008    118,721      126,563     138,330     151,062      165,452
Vale of Belvoir...........         --      1,652        2,598       2,598       2,657        2,717
Burton-upon-Trent.........         --      2,422        4,704       8,433      12,668       16,927
Hinckley..................         --      2,012        4,361       9,530      15,144       19,715
Ravenshead................         --      2,050        2,050       2,050       2,485        2,485
Lincolnshire and South
Humberside................         --         --        1,348       1,348       2,568        4,077
                              -------    -------      -------     -------     -------      -------
    CUMULATIVE TOTAL......    475,076    533,720      577,163     628,659     673,703      707,469
                              =======    =======      =======     =======     =======      =======

         The Group is potentially subject to enforcement orders from the Director General for failure to meet its telecommunications license milestones, which could lead to revocation of the relevant licenses. Similarly, in the event that the Group failed to meet the milestones for any of its LDLs, the ITC would have power to shorten the LDL period, impose fines or commence proceedings leading to revocation. The Group has not been subject to date to any enforcement action by OFTEL or the ITC due to missed milestones. Although there can be no assurance that OFTEL or the ITC will not take enforcement action in the future, the Group considers such action unlikely, particularly in light of the government's new policy of removing the exclusivity of existing cable television franchises from January 1, 2001, or earlier if the current license holder requests that its exclusive license be replaced with a non-exclusive license. Such non-exclusive licenses are no longer required by the ITC to contain build schedules.

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

         For certain products, the Group depends on a single supplier. Diamond formerly obtained exclusively from Marconi (formerly GPT) its switches, primary multiplexers and certain telephone transmission equipment. LCL obtained such equipment from Nortel Limited, and the Group now also purchases Nortel equipment. The Group obtains all of its cable television transmission equipment and set top converters from Scientific Atlanta. Scientific Atlanta, Marconi and Nortel Limited are among the largest providers of cable television and telephone equipment in their respective markets. While the Group to date has experienced no significant difficulty in receiving products from these companies, the failure or inability of any of these companies to continue to supply the Group with these products in the future could have a material adverse effect on the Group.

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

         Six switches are currently in operation in Nottingham, which is presently interconnected with three other switches in Mansfield, Lincoln and Grimsby. Leicester is interconnected with 2 Mbit/s circuits to Nottingham. Two switches in Leicester are in service, with a third commissioned in nearby Shepshed. The Group expects that an additional two switches will be commissioned at Burton-upon-Trent and Chesterfield during the build out.

         In addition to the existing switches, six remote concentrator units ("RCUs") have been interconnected to the Nottingham headend. An additional RCU at Scunthorpe has been interconnected to the Grimsby headend. The Group expects that an additional four RCUs will be added during the build program. There are presently three cable television headend locations. The Nottingham location monitors all headend locations. The interconnects are all fiber optics with two-way capability and status monitoring.

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

         The telephone switches are Marconi System X and Nortel DMS-100 platforms. The telecommunications network near the switch is fed directly by copper. Outside the copper service area, the telecommunications network uses Nortel or Marconi SDH multiplexing equipment in a fiber self-healing loop configuration operating at 155 Mbit/s ("STM 1"). Four nodes of 500 homes will be served off of each 2,000 home fiber ring. Marconi and Nortel 120 and 180 line primary multiplexers are located in the same street cabinet with the SDH multiplexers, and from there copper is fed down to approximately 30 homes per street cabinet. As the telephone network grows more distant from the switch, additional SDH rings operating at 622 Mbit/s ("STM 4") will support four STM 1 rings. The telecommunications network has been designed so that as penetration and traffic intensifies, ring splitting will enable additional capacity to be carried. All network equipment, both cable television and telephone, is powered by battery backed-up power supplies.

         Telecommunications and cable television services are transmitted to the home through the same "Siamese" drop cable. The "Siamese" cable consists of two twisted pair telephone cables and a cable television coaxial drop cable manufactured in the same cable housing/insulation package so that both services are installed at the same time. From a subscriber's home, the telephone cable is run through the street cabinet up to the 500 home hub cabinet where calls are processed through a primary multiplexer which handles many calls and transmits them to the telephone switching equipment. The calls are then routed, if possible, to their final destination via the lowest cost routing, be it BT, Cable & Wireless Communications, Energis, Global One, ACC or the Group's own network.

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

EMPLOYEES

         As of December 31, 1998, the Group had 1,060 employees, including 1,012 employees in operations and 48 employees in civils construction. In 1998, the Group phased out the small in-house construction team previously maintained to build out particularly difficult areas, and the Group now uses outside contractors for all of the build out of its network. With effect from February 1997, DCL began to directly employ residential salespeople, which increased the number of its employees. Previously salespeople had been employed by independent companies engaged by the Group on a subcontracting basis. The Group has not entered into any collective bargaining agreement with employees and the Group currently believes that its labor relations are good.

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

         On April 23, 1998, the Department of Trade and Industry announced the U.K. government's intention to progressively end this policy, allowing any operator to seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted.

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

    CABLE TELEVISION LICENSES

         General. As of December 31 , 1998, cable television licenses had been granted for over 160 franchise areas in the U.K. While the ITC had previously indicated that it will grant only one cable television license for each geographical area, on April 23, 1998, the Department of Trade and Industry announced the U.K. government's intention to progressively end the policy of granting only one cable television license for a franchise area. As a result, any operator can seek a licence to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted. The ITC also has indicated that certain areas, for which cable television licenses have yet to be awarded, may be advertised at the request of applicants. In the past, such licenses (LDLs) were awarded after competitive bids. However, it is now the government's policy to grant licences in new areas to all suitable applicants. Before awarding an LDL, the ITC must be satisfied as to certain matters, including the technical specification of the proposed system; that the applicant has sufficient funding to run the franchise; and that the applicant is a fit and proper person to be awarded a license.

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

         The Group also holds two licenses to provide television program services under the Broadcasting Act 1990. The license for Cable 7, the Leicester Community Channel, came into force on June 29, 1992 and the license for Diamond Vision on August 29, 1995. Both licenses are for a period of 10 years.

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

         There is currently no statutory restriction on the number of cable television licenses which may be held by any person. However, in October 1998, the ITC indicated that where a merger would lead to a concentration of ownership of connected homes exceeding 25% of all pay-TV homes, the ITC would consider possible competition concerns and would consult the OFT.

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

    Telecommunications Licenses

         The Group holds eight individual franchise telecommunications licenses and a national telecommunications license which covers those areas of the U.K. for which it does not hold an individual franchise telecommunications license, including the areas for which it has been granted LDLs. A telecommunications license authorizes a cable operator to install and operate the physical network used to provide cable television and cable telecommunications services. It also authorizes the operator to connect its system to other television and telecommunications systems, including those operated by the PTOs, the terrestrial broadcasting authorities and satellite broadcasting systems. Although individual franchise telecommunications licenses granted to a cable operator are for a particular area, they are not exclusive and, as a result, a cable telephone operator is subject to competition with respect to the provision of telephone services from national PTOs such as BT and CWC and other telephone service providers in its franchise area. There are more than 200 telecommunication licensed operators in the U.K. See "Competition --Business Telecommunications" and " -- Competition -- Residential Telephone". Following the Duopoly Review, the Government has granted a telecommunications license to any applicant provided the applicant has satisfied certain requirements, including with respect to financial viability and, in some cases, service commitments. See "-- Duopoly Review".

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

         The telecommunications licenses of BT and CWC now contain a condition, referred to as the fair trading condition, which prohibits any abuse of their dominant position and any agreement or concerted practice between the licensee and other entities restricting or distorting competition in the telecommunications market. This condition has been incorporated into new telecommunications licenses issued since December 31, 1996 including the Group's national telecommunications license. The Group's individual licenses have now also been modified to include the fair trading condition.

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

    Licensing Directive implementation

         On December 31, 1998, the U.K. Government implemented the EC Licensing Directive (97/13/EC). The Directive requires that all U.K. licences conform to a number of key conditions and criteria set out in the Directive. All new licences would conform to these criteria and the Government announced its intention to amend all existing licences by the end of 1998 to ensure that they too were in conformity with the Directive.

         In September 1998, the Government issued a consultation document setting out how it proposed to effect these changes to existing licences. Broadly, existing licence conditions would be amended or supplemented to reflect the precise wording and conditions of the Licensing Directive, the
Interconnection Directive, and the Revised Voice Telephony Directive. The Government stated that it did not expect these changes to lead to material changes to the operating circumstances of existing licensees. The final date for completing this process of amendment was subsequently delayed to the end of June 1999, and, as of the date hereof, the Government's specific proposals for regulations are awaited.

    Duopoly Review

         In 1991, the U.K. Government concluded in its Duopoly Review that the termination of the duopoly policy (which permitted only BT and CWC to operate local, national or international fixed-link networks in the U.K. to provide public telephone services) might increase competition and benefit consumers in the U.K. telecommunications market. As a result, the U.K. Government revised its policy and determined that application for licenses would be considered from any person seeking to operate new telecommunications networks over fixed links within the U.K. Such licenses normally would be granted subject to the general statutory duties of the DTI and the Director General to ensure the provision of telecommunications services, to satisfy all reasonable demands for them and the ability of a person providing the services to finance their operations.

         The Duopoly Review also recommended specific amendments to license conditions that are particularly important to cable operators. Until the Duopoly Review, for a cable operator to provide telephone services it had to enter an agreement with BT or CWC with respect to the terms and conditions (including price) under which the operator would provide telephone services, obtain a determination from the Director General that services could be provided and operate its network as agent for either BT or CWC. Since the Duopoly Review, cable operators have been permitted to provide all forms of wired telecommunications services in their own right, including the ability to switch their own traffic. The Duopoly Review also recommended changes to and further study of arrangements relating to interconnection, number portability and equal access (discussed below).

         As a result of the Duopoly Review, the Group applied for and received modified telecommunications licenses to enable the Group to provide wired telecommunications services in its own right.

    Interconnect Arrangements

         The ability of cable operators to provide viable voice and other telecommunications services is dependent on their ability to interconnect cost-effectively with other PTO's telecommunications networks in order to complete calls that originate from a customer on their cable network but that terminate off their network or that originate from a customer off their cable network and terminate on their network. Since the Duopoly Review, cable operators with contiguous franchises have been able to connect their networks without regard to whether they are under common ownership without using the services of BT or CWC.

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

         PTOs are required under their telecommunications licenses to enter into interconnection agreements with other PTOs such as the Group (if requested to do so by such a PTO), and the Group has interconnection agreements with BT, CWC, Energis, Global One and ACC. The BT agreements may be terminated by either party upon two years' notice, the CWC agreement may be terminated by either party upon two years' notice, the Energis Agreements may be terminated by either party on six months' notice and the Global One agreement may be terminated by either party upon one month's notice after an initial term of one year. If the Group is unable to negotiate acceptable pricing terms with BT, CWC, Energis or Global One in connection with any continuation or extension of these agreements or scheduled reviews of these agreements, the Group may request that the Director General determine such terms. In 1995 a House of Lords decision established that it is possible for a regulated company to challenge in the U.K. courts a determination by the Director General of terms of interconnection agreements. The Director General also has the power to make determinations in respect of certain obligations of any party under an interconnection agreement.

         Until October 1, 1997 OFTEL determined standard interconnect charges. The first interim charge determination covered the period from April 1, 1995 to March 31, 1996. Interim charges were based on BT's forecast financial statements (on a fully allocated costs basis). OFTEL has now assessed final charges based on BT's final financial statements for that period. As a result of these revised charges, the Group will receive outgoing interconnect charge rebates, and must pay incoming termination rebates for periods from April 1, 1995. The Group has estimated that the rebate due to the Group will exceed the rebates to be paid by the Group. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations for the Three Years Ended December 31, 1998 -- Revenue". At the end of 1996, OFTEL completed another consultation process and published interim charges for the period from April 1, 1996 to March 31, 1997. OFTEL has issued its determination of final charges for this period. OFTEL has now determined interim charges for the period from April 1, 1997 to September 30, 1997, and is expecting to publish final charges for that period in the near future.

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

    Number Translation Services

         In March 1999, OFTEL issued a statement on the interconnect and retail pricing regime for 'Number Translation Services' - freephone, national rate and local rate numbers, the latter of which are used in the U.K. by many operators to connect dial-up internet services.

         The OFTEL document stated that its existing formula for dividing the revenue generated by such calls between the originating network and the terminating network - which some operators had argued allocated too much revenue to the terminating network - would remain in place until the next retail price control review in 2001. OFTEL will, however, explore ways in which greater competition in this market could be encouraged through the creation of additional retail price points for NTS services. The Group believes the effect on the Group of OFTEL's decision is likely to be neutral, given that the Group's origination of internet call traffic is now being balanced by substantial internet termination revenues.

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

         OFTEL's latest proposals for control of BT's retail prices have been incorporated in BT's license. The retail price controls will continue until 2001 and are stated to be the last such controls. The controls will only be put in place where consumer protection is required, that is, for low to medium-spending residential customers and small businesses. The current price cap is RPI minus 4.5% on the narrower basket of services described above. Safeguard caps of RPI plus 0% have been imposed on certain services. OFTEL has indicated that this is likely to be the last retail price control imposed on BT. See " -- Competition --Residential Telephone".

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

    Indirect and Equal Access ("Carrier Pre-Selection")

         Indirect access is access to a customer through another operator whereas equal access means preselection by the customer of the indirect access operator or dialing parity, where the number of digits dialed for calls over the first (access) network is the same as for calls over the second (indirect) network. In July 1996, OFTEL released a statement setting out its policy on indirect and equal access, dealing with the continued provision by BT of indirect access to CWC and other operators, the possible extension of the obligation imposed on BT to include equal access, and the possible extension of an indirect access obligation to CWC and other "non-dominant" operators.

         OFTEL concluded in its statement that indirect access will remain an important route for many customers who are not yet able to take advantage of competition in direct connections to receive the benefits of competitive provision of telecommunication services and that, given BT's continuing dominant position in the direct access network, BT should continue to be obligated to provide indirect access to other operators. However, OFTEL also concluded that this obligation on BT should not extend to providing equal access to other operators. OFTEL, having commissioned a cost benefit analysis, concluded that, rather than a cost benefit, there would be a significant net cost in implementing equal access. Further, OFTEL concluded that "non-dominant" operators (such as CWC and the cable operators) should not be required to give indirect access to other operators. Although all PTO licenses include a condition regarding the provision of indirect access, it is subject to a number of tests including the need to ensure that the requirements of fair competition are satisfied and that indirect access, in all the circumstances, is reasonably required. OFTEL considered that these tests were not satisfied. However, OFTEL stated that it considers the "well established" operator threshold of 25% of customer connections in a relevant market to be a useful guide in determining whether a "non-dominant" operator should, in the future, be required to grant indirect access to other operators. OFTEL stated that this threshold would not automatically mean that the operator would be required to grant indirect access, but that OFTEL would investigate the issue further in respect of that operator and market conditions generally once that threshold was reached. On December 1, 1997 the EC Council of Telecommunications Ministers reached political agreement on a draft directive to amend the Interconnection Directive (Directive 97/33/EC) with regard to number portability and carrier pre-selection. This will require member states (except those which have been granted a derogation under the Full Competition Directive (Dir 96/19/EC)) to introduce carrier pre-selection by January 1, 2000, for operators with significant market power. Member states may request a deferment of this obligation if they can show that it would impose "an excessive burden on certain organizations or classes of organization". The U.K. government has sought a short deferment until the end of 2000.

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

         On April 9, 1997, OFTEL issued a statement which set out OFTEL's proposals to modify the license conditions of CWC and other fixed operators including cable operators to ensure that they too provide number portability for all users of fixed phones including portability of specially tariffed services such as toll-free (0800), premium rate and national rate services.

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

         These license modifications came into effect on December 17, 1997. The deadline for all PTO's, including the Group, to introduce geographic number portability is January 1, 2000.

    Restrictions on National PTOs

         The Duopoly Review maintained restrictions upon BT and other national PTOs from conveying or providing entertainment services (such as the cable television services currently provided by the Group) over their national telecommunications networks. The new Labour government started reviewing the restrictions upon the conveyance and provision by BT and CWC of broadcast entertainment ahead of the schedule set by the former Conservative government, which did not intend to review the restrictions on conveyance and on provision until 2001 although the government was prepared to reconsider the conveying aspect after March 1998 on the advice of the Director General of Telecommunications. In November 1997 the Labour government stated that it expects to publish proposals in the near future. See " -- Certain Regulatory Matters -- General". The Duopoly Review policy did not prevent the national PTOs from providing cable television services of the kind currently provided by the Group, but it did require that such services be provided through separate systems by separate subsidiaries of the national PTOs under separate licenses similar to those held by the Group. The ITC's historical policy of granting one cable television license for each geographic area ensured that no national PTO subsidiaries compete with the Group in the provision of cable television services in the same area. On April 23, 1998, the Department of Trade and Industry announced the U.K. government's intention to progressively end this policy, allowing any operator to seek a license to compete in the provision of broadcast entertainment in those areas outside current cable franchises. From January 1, 2001, competition within current cable franchises will also be permitted. Since April 1, 1994, cable television services may be provided locally by the national PTOs without requiring separate subsidiaries, although all other licensing requirements, including the need for the national PTO to obtain an LDL to provide cable services within each locality, will remain applicable to both national PTOs and to other cable operators such as the Group. In November 1994, the DTI stated that if national PTOs (including BT and CWC) successfully bid for a new cable television license, the DTI would be prepared to issue a telecommunications license to enable any such national PTO to convey entertainment services over its own systems within the relevant franchise area.

         Following a consultative document issued in March 1996, the U.K. Government announced on June 6, 1996, that it was ending the duopoly between BT and CWC as international carriers from the U.K. A license holder may now provide international services from the U.K. on telecommunications facilities owned and controlled by the company providing the service, and will be able to offer services on any route it chooses. A large number of international facilities licenses have been granted.

    Access to higher bandwidth services

         In January 1999, OFTEL issued a consultation document on the arrangements for access to so-called 'higher bandwidth' services, including fast internet access and video on demand. The document envisaged a number of possible arrangements whereby such services could be provided over the BT network, both by BT itself and by third party service providers. The document sought views on whether there was substantial unmet demand for these services, whether this demand could be met by other means, and, if not, what form of regulatory intervention might be appropriate to mandate the development of such services of the BT network. OFTEL emphasized that any such intervention would need to be consistent with OFTEL's wider policy of encouraging the development of alternative infrastructure. As of the date hereof, it is not known what conclusions OFTEL has drawn from responses to the consultation.

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

    FUTURE DEVELOPMENTS

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

         BSkyB has entered into a joint venture, BIB, with BT, Midland Bank and Matsushita (one of the manufacturers of decoders for accessing digital television channels) to create and operate a platform for the provision of digital interactive television services to U.K. viewers. The interactive services which it hopes to offer include home banking, home shopping and Internet access via TV screens. BIB intends to subsidize the costs of the manufacture and installation of the decoders needed to access the services. The joint venture arrangements have been approved by the EC competition authorities, but subject to its conditions.

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

         The implementing regulations do not set out detailed guidelines for the accounting separation requirements. However, the Group's individual franchises do not appear to cross the revenue threshold necessary for these conditions to become operative.

    Separation of Cable and Telecommunications Operations

         The EC Commission is of the view that accounting separation provided for under the existing Cable TV Directive (95/51/EC) is not sufficient to ensure competition and is proposing an amending directive under its powers in Article 90 of the EC Treaty, relating to the structural separation of operators' cable television and telecommunications activities. The draft directive was adopted by the United States Securities and Exchange Commission (the "Commission") on December 16, 1997 and will be subject to a two month period of consultation commencing on the date the draft text is published in the Official Journal. At the end of the consultation period the Commission can then formally adopt the directive with or without taking into account comments of third parties, the European Parliament or the European Council received during that period. The amending directive should enter into force twenty days after its publication. As it is still in draft form, any impact of the amending directive on UK cable operators cannot yet be predicted. However, it would appear that the requirement for legal separation of the provision of public telecommunications and cable TV networks will apply to dominant telecommunications operators which also have special/exclusive rights in respect of the provision of cable TV networks and (if the operator is not state-controlled) in respect of the use of relevant radio frequencies. In a footnote in a relevant Communication, the Commission specifically described the situation in the U.K. where BT, CWC and Kingston Communications can operate cable TV networks, if they obtain a franchise, but the networks have to be run separately from the main telecommunications activities of those entities. In addition, the Commission takes the view that full divestment could still be required in specific cases. In its current form, the directive would not appear to require any structural separation by the Group given the nature and extent of its current authorized activities.

    Competition Bill

         The U.K. Government enacted a new Competition Act (the "Competition Act") which grants concurrent powers to the industry specific regulators and the Director General of Fair Trading for the enforcement of prohibitions modeled on
Article 85 and 86 of the European Community Treaty. The Competition Act introduces a prohibition on the abuse of a dominant position and on anti-competitive agreements, and introduces third party rights, stronger investigative powers, interim measures and effective enforcement powers.

         Under the Competition Act, the Director General of Telecommunications is able, but not required, to exercise concurrent powers with the Director General of Fair Trading in relation to "commercial activities connected with telecommunications". The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

ITEM 2.  PROPERTIES

PROPERTIES

         At December 31, 1998, the Group leased or rented 28 properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. At that date, the Group leased an aggregate of approximately 240,800 square feet of real property, of which approximately 131,300 square feet consisted of external equipment and warehouse storage space. The Group owns its head office and head-end/switch site in Nottingham, which was constructed in 1995 at a cost of approximately (pound)3 million and extended in 1998 at a cost of (pound)1.5 million from 44,000 square feet to a total of 72,000 square feet. The Group also owns a switch site property of 4,688 square feet located at Shepshed.


ITEM 3.  LEGAL PROCEEDINGS

         A civils main build contractor employed by the Group, E H O'Neill Limited ("O'Neill"), has commenced legal proceedings against the Group, claiming approximately (pound)7.1 million in respect of estimated anticipated lost profits on future work pursuant to an alleged oral agreement. The Group denies the existence of any such agreement and intends to defend the proceedings in full. Except as described above, no member of the Group is a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY - HOLDERS

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected data set forth below for the Group as of December 31, 1994, 1995, 1996, 1997 and 1998 and for each of the years in the five-year period ended December 31, 1998 have been excerpted or derived from the audited financial statements of the Group, which as of December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998 are included elsewhere herein and have been audited by KPMG, independent auditors. The selected data have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and should be read in conjunction with, and are qualified in their entirety by reference to, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the related Notes thereto, which are included elsewhere in this Annual Report.

                                                                            DECEMBER 31,
                                 -----------------------------------------------------------------------------------------------
                                      1994           1995(1)           1996             1997             1998           1998(2)
                                 -------------   --------------   --------------   --------------   --------------     ---------
                                                                          (IN THOUSANDS)

STATEMENT OF OPERATIONS DATA:
Revenue:
  Business telecommunications     (pound)3,402     (pound)5,852     (pound)9,763    (pound)14,208    (pound)18,650       $31,011
  Residential telephone....              2,545            6,662           17,723           29,495           45,920        76,356
  Cable television.........              1,324            3,479           10,091           16,602           24,186        40,216
  Other revenues...........                 35              --               --                --              --            --
                                 -------------   --------------   --------------   --------------   --------------     ---------
        Total revenues.....              7,306           15,993           37,577           60,305           88,756       147,583

Operating costs and expenses:
  Telephone................             (3,067)          (5,454)          (9,776)         (12,088)         (15,401)      (25,609)
  Programming..............               (701)          (1,844)          (6,041)          (9,749)         (13,015)      (21,641)
  Selling, general and
     administrative........             (4,562)         (13,020)         (22,391)         (27,192)         (37,157)      (61,785)
Depreciation and amortization           (4,038)          (8,867)         (21,380)         (27,620)         (43,238)      (71,896)
                                 -------------   --------------   --------------   --------------   --------------     ---------
        Total operating costs
        and expenses.......            (12,368)         (29,185)         (59,588)         (76,649)        (108,811)     (180,931)
                                 -------------   --------------   --------------   --------------   --------------     ---------
Operating loss.............             (5,062)         (13,192)         (22,011)         (16,344)         (20,055)      (33,348)
Interest income............              1,415            3,887            3,441            6,440           13,084        21,756
Interest expense, and
   amortization of debt discount
   and expenses............             (3,836)         (17,118)         (40,334)         (66,367)         (84,626)     (140,716)
Foreign exchange
   gains/(losses) net......             (1,196)             925           31,018          (12,555)           7,163        11,911
Unrealized gains/(losses) on
   derivative financial
   instruments.............                 --             (868)          (7,944)             669               --            --
Other expenses.............                 --           (1,241)              --               --               --            --
Realized gains on derivative
   financial instrument....                 --               --               --           11,553              412           685
                                 -------------   --------------   --------------   --------------   --------------     ---------
Loss before income taxes...             (8,679)         (27,607)         (35,830)         (76,604)         (84,022)     (139,712)
Income taxes...............                 --               --               --               --              --            --
                                 -------------   --------------   --------------   --------------   --------------     ---------
Net loss...................      (pound)(8,679)  (pound)(27,607)  (pound)(35,830)  (pound)(76,604)  (pound)(84,022)    $(139,712)
                                 =============   ==============   ==============   ==============   ==============     =========

BALANCE SHEET DATA:
Property and equipment, net      (pound)35,127   (pound)163,721   (pound)277,301   (pound)365,636   (pound)465,866      $774,642
Total assets...............            138,606          374,172          416,819          556,357          744,621     1,238,156
Total debt(3)..............            103,068          319,492          325,041          545,325          803,392     1,335,880
Shareholders' equity(4)....             26,092           25,133           54,100          (22,511)        (107,696)     (179,076)

OTHER DATA:
EBITDA(5)..................      (pound)(1,024)   (pound)(5,566)     (pound)(631)   (pound)11,276    (pound)23,183       $38,548
Net cash (used in)/provided by
   operating activities....                496           (4,113)          (1,348)          20,876           31,408        52,225
Net cash used in investing
   activities..............            (71,941)        (155,517)        (128,210)        (110,086)        (134,314)     (223,337)
Net cash provided by financing
   activities..............            112,485          212,202           54,428          146,586          193,127       321,131
Deficiency of earnings to
   fixed charges(6)........             (8,679)         (27,607)         (35,830)         (76,604)         (84,022)     (139,712)
Capital expenditures.......             21,252          136,314          130,140          111,252          138,661       230,566

NOTES TO SELECTED FINANCIAL DATA

(1) The 1995 Group financial data includes the financial results of LCL from October 1, 1995.

(2) Translated, solely for the convenience of the reader, at a rate of $1.6628 =(pound)1.00, the Noon Buying Rate on December 31, 1998.

(3) Total debt at December 31, 1994 consisted of the accreted value of the 1994 Notes and capital lease obligations. Total debt at December 31, 1995 and 1996 consisted of the accreted value of the 1994 Notes, the accreted value of the 1995 Notes and capital lease obligations and the mortgage loan. Total debt at December 31, 1997 included in addition to such indebtedness the accreted value of the 1997 Notes. Total debt at December 31, 1998 included in addition to such indebtedness the accreted value of the 1998 Notes.

(4)     The  Group   raised   additional   equity   financing   of   (pound)40.4
        million,(pound)27.0 million and(pound)64.6 million in the years ended December 31, 1994, 1995 and 1996, respectively.

(5) Earnings before interest, taxes, depreciation and amortization, foreign exchange translation gains and losses, and realized and unrealized gains and losses on derivative financial instruments ("EBITDA") is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and incur indebtedness. EBITDA is not, however, a measure of financial performance under GAAP, may not be comparable to other similarly titled measures of other companies and should not be considered as a substitute for net income as a measure of operating results or for cash flows as a measure of liquidity. EBITDA for 1995 includes the costs of (pound)1.24 million incurred in an abandoned equity flotation.

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

                                 EXCHANGE RATES

        The following table sets forth, for the years, periods and dates indicated, the average, high, low and period-end Noon Buying Rates for pounds sterling expressed in U.S. dollars per (pound)1.00:


YEAR                                  AVERAGE(1)    HIGH       LOW    PERIOD-END
----                                  ----------    ----       ---    ----------

1994 ...............................     1.54       1.64       1.46      1.57
1995 ...............................     1.58       1.64       1.53      1.55
1996 ...............................     1.57       1.71       1.48      1.71
1997 ...............................     1.64       1.70       1.58      1.64
1998 ...............................     1.66       1.72       1.61      1.66
1999 (through March 29) ............     1.62       1.66       1.60      1.61


(1) The average of the Noon Buying Rates on the last day of each full month during the period.

         The Noon Buying Rate on March 29, 1999 was $1.6140 = (pound)1.00. For a discussion of the impact of exchange rate movements on the Group's financial condition and results of operations as well as its ability to service its U.S. dollar-denominated obligations, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Foreign Exchange".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of the financial condition and results of operations of the Group should be read in conjunction with the consolidated financial statements of the Group and related Notes which are included elsewhere in this Annual Report.

OVERVIEW

         The Group has partially constructed, and is continuing to construct, a fiber-optic cable telecommunications and television network in its franchise areas. Through December 31, 1998, approximately (pound)567 million had been invested (at original cost) in the construction of the Group's network and related systems. As of December 31, 1998, approximately 729,800 of the premises (homes and businesses) in the Group's franchise areas had been passed by civils construction, of which approximately 707,500 premises had been activated, representing approximately 69% of the premises required to be activated under the Group's aggregate final milestone obligations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Group expended net cash to fund investing activities of (pound)128.2 million, (pound)110.1 million and (pound)134.3 million in the years ended December 31, 1996, 1997 and 1998, respectively. The Group's investing activities consisted almost exclusively of the ongoing construction of the network. In 1996, the Group's net cash used in operating activities was (pound)1.3 million. In 1997 and 1998, the Group's net cash provided by operating activities was approximately (pound)20.9 million and (pound)31.4 million, respectively. Net cash provided by financing activities was (pound)54.4 million, (pound)146.6 million and (pound)193.1 million in the years ended December 31, 1996, 1997 and 1998, respectively. The Group's cash and funding requirements historically have been met principally through the issuance of the Company's senior discount notes in September 1994, December 1995 and February 1997 (the "Discount Notes") as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings plc, issued two new series of notes (the "1998 Notes"), raising net proceeds of approximately (pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. See "--Description of Company Debt". In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at December 31, 1998 and has now passed the final milestone in all of its telecommunications licenses, except for the Leicester and Loughborough franchise, where the final milestone will fall due in 1999. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual LDL milestones in six of its seven LDL franchises at the end of 1997, although construction has now commenced in all LDL franchises. Following an application by the Group to the ITC in March 1998, the ITC modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir. The Group has met the modified milestones in all of its LDL franchises at December 31, 1998, except for its Ravenshead franchise.

         The Group expects that its residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The Group expects the network to be substantially completed by the end of 2004. The Group currently estimates that the additional capital expenditures from December 31, 1998 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (pound)310 million, although further capital expenditures would be required to substantially complete the network. These expenditures could vary significantly depending on the number of customers actually connected to the network, the availability of construction resources and a number of other factors described below. See Item 1. "Business -- Milestones".

         At December 31, 1998, the Group had constructed and activated a network comprising approximately 69% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of the first quarter of 2000. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that
(i) the amounts required to construct the Group's network to meet its milestones exceed its estimates, (ii) the Group's cash flow does not meet expectations or
(iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

         The foregoing information with regard to expected completion times, future capital expenditures and the sufficiency of funding is forward-looking in nature. Due to a number of factors, including those identified in the preceding paragraph and below, actual results may differ materially from expected results. In particular, the anticipated further funding requirements will depend upon the Group's cash flow which, in turn, will depend upon a number of variables, including revenue generated from business telecommunications, residential telephone and cable television services, churn, expenses such as programming costs and interconnect charges, network construction and development expenditures and financing costs. Adverse developments in any of these or other areas could adversely affect the Group's cash flow. Moreover, there can be no assurance that (i) conditions precedent to the availability of funds under any future debt instruments will be satisfied when funds are required; (ii) the Group will be able to generate sufficient cash from operations to meet any unfunded portion of its capital requirements when required; (iii) the cost of constructing and activating the network will not increase significantly; (iv) the Group will not acquire additional franchise areas, which would require additional capital expenditures; or (v) the Group will not incur losses from foreign currency transactions or its exposure to foreign currency exchange rate fluctuations, each of which factors would increase the Group's funding needs. In connection with change of control provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount, the Company has commenced offers to repurchase its outstanding debt securities. There can be no assurance that the Company or Diamond Holdings will have sufficient funds, or be able to raise sufficient funds, to effect such repurchases.

RESULTS OF OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998

         The Group experienced significant increases in its customers, revenues and expenses during the three years ended December 31, 1998. In general, such increases were attributable to the Group's continued network construction, marketing of new homes and businesses and the acquisition of LCL in 1995. During the three-year period from December 31, 1995 to December 31, 1998 homes passed by civils construction increased by 418,371 homes (149%), homes activated increased by 519,501 homes (329%) and homes marketed increased by 457,850 homes (362%). The number of homes that had been passed by civils construction at December 31, 1998 exceeded homes activated by 22,275 compared to a difference of 27,309 homes at December 31, 1997 and a difference of 106,250 at December 31, 1996. During 1997, the Group intentionally slowed the pace of civils construction to reduce the gap between homes passed by civils construction and homes activated. The Group accelerated the pace of civils construction in 1998. The Group has continued to focus on its milestone obligations, which are measured in terms of premises or homes activated. The Group met the required quarterly milestone obligations under each of its telecommunications licenses as at December 31, 1998 and has now passed the final milestone in all of its telecommunications licenses, except for the Leicester and Loughborough franchise, where the final milestone will fall due in 1999. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual LDL milestones in six of the seven LDL franchises at the end of 1997 although construction has now commenced in all LDL franchises. Following an application by the Group to the ITC in March 1998, the ITC modified the annual build milestone obligations in all of its LDL franchise areas except Vale of Belvoir. The Group has met the modified milestones in all of its LDL franchise areas as at December 31, 1998, except in respect of the Ravenshead franchise.

         The Group recorded an EBITDA (as defined) of (pound)23.2 million for the year ended December 31, 1998 compared to an EBITDA of (pound)11.3 million in 1997 and an EBITDA loss of (pound)0.6 million in 1996.

         In order to improve the management and quality of the residential sales force, commencing in February 1997, the Group began to develop its own internal sales force through direct hiring of residential sales people. All of these sales staff underwent a training process which the Group believes has increased their long-term effectiveness but which hindered their productivity in the short-term. Sales performance was affected by increased competitive activity during 1997 and 1998, in particular from BT, CWC, BSkyB and, until it ceased trading, Ionica, and at December 31, 1998, residential telephone line penetration increased slightly to 39.0% compared to 38.6% as at December 31, 1997. Cable television penetration at December 31, 1998 had fallen slightly to 20.1% from 20.6% at December 31, 1997.

        REVENUE

         The Group's total revenues were (pound)37.5 million in 1996, (pound)60.3 million in 1997 and (pound)88.7 million in 1998. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         As a result of entering into revised interconnect agreements with BT which apply retroactively, on December 1, 1998 the Group received outgoing interconnect charge rebates of (pound)3.8 million relating to all periods prior to July 31, 1996 and paid incoming termination rebates of (pound)1.6 million relating to the period from April 1, 1995 to July 31, 1996. Of these rebates, all periods up to March 31, 1996 have been determined based on OFTEL final rates, and the period from April 1, 1996 to July 31, 1996 has been determined based on interim rates. The rebate paid to BT relating to the incoming termination element was estimated for the purposes of the 1996 accounts at (pound)1,351,000, in advance of agreement with BT. This amount was provided by reducing residential telephone and business telecommunications revenues in 1996 by (pound)776,000 and (pound)575,000, respectively. The amount as finally agreed with BT was (pound)266,000 in excess of the amount provided in the 1996 accounts, and this additional amount has been provided by reducing residential telephone and business telecommunications revenues in 1998 by (pound)189,000 and (pound)77,000, respectively.

         Pending final determination of rebates, the Group recognized a reduction in interconnect charges in the same period during which the related reduction in revenues was recognized. Accordingly, a reduction in telephone expenses of (pound)1,351,000 was recorded in 1996. The amount as finally agreed with BT was (pound)2,400,000 in excess of the amount provided in the 1996 accounts, and this additional amount is recorded in the 1998 accounts by a reduction in telephone expenses. Further rebates are due relating to the period from April 1, 1996 to March 31, 1997 based on final rates which have been determined by OFTEL. The further rebates that will be given to BT for this period relating to the incoming termination element amount to an estimated (pound)126,000. The amount of further rebates to be received by the Group will be determined by the parties once BT has furnished to the Group a proposed calculation and supporting data. The Group has estimated that the amount of the further rebate due to the Group from BT for the year to March 31, 1997 will exceed the amount of the rebates to be provided by the Group to BT, and accordingly no adjustment has been made for rebates for this period in the accounts. Based on interim rates for the period from April 1, 1997 to September 30, 1997, no rebates will be due from or payable to BT for this period.

         The analysis of revenue and average revenue per line is provided below on the basis of revenues as reported as well as on a pro-forma basis adjusting for the incoming termination rebates which have been provided in the accounts in the appropriate periods as if the revised interconnect agreements and the final and interim rates had been in effect since April 1995.

         Business Telecommunications. Business telecommunications revenues were (pound)9.8 million (pro-forma (pound)10.0 million) in 1996, (pound)14.2 million in 1997 and (pound)18.7 million in 1998, representing increases of 46% and 31%, respectively. The growth in reported revenues is due primarily to an increase in the number of the Group's business lines installed from 18,932 at December 31, 1996 to 27,124 at December 31, 1997, and to 37,473 at December 31, 1998
representing increases of 43% and 38%, respectively. The growth in the number of business lines has been partially offset by lower monthly revenue per line. The monthly revenue per line decreased from (pound)50.17 in 1996 ((pound)51.32 on a pro-forma basis) to (pound)46.26 in 1997 and to (pound)43.07 in 1998 ((pound)43.26 on a pro-forma basis). The decrease was due to a combination of
(i) success in marketing Centrex services which has the effect of increasing the average number of lines held by existing and new customers taking those services (the Group operated 18,347 Centrex lines at December 31, 1998 compared to 11,971 Centrex lines at December 31, 1997 and 7,414 Centrex lines at December 31, 1996 representing 49%, 44% and 39% of the total number of business lines at those dates, respectively) and (ii) a reduction in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line and higher line rental charges which were increased September 1997. BT, the Group's principal competitor for business telecommunications services, reduced in each of June 1996 and May 1997 its prices by an average of about 10% for most of its business customers and made smaller price reductions at other times during 1996, 1997 and 1998. The Group may lower prices in the future if considered appropriate for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)17.7 million (pro-forma (pound)18.0 million) in 1996, (pound)29.5 million in 1997 and (pound)45.9 million (pro-forma (pound)46.1 million) in 1998, representing increases of 66% and 56%, respectively. The growth in residential telephone revenue was due primarily to an increase in the number of residential telephone lines from 104,460 at December 31, 1996 to 157,171 at December 31, 1997 and to 232,059 at December 31, 1998, representing increases of 50.5% and 47.6%, respectively. Average monthly revenue per line was (pound)18.40 ((pound)18.66 on a pro-forma basis) in 1996, (pound)18.75 in 1997 and (pound)18.82 ((pound)18.89 on a pro-forma basis) in 1998. The relatively stable level of average revenues was in large part due to increased call usage which largely offset reductions in call and incoming termination tariffs. The Group's churn rate (annualized) was 13.5% for 1998 and 16.3% for 1997 (19.6% in 1998 and 21.3% in 1997 before taking into account the adjustments described in note 12 to the table under Item 1. "Business - Certain Operating Data") as compared to 20.6% in 1996. The relatively high churn in 1997 was attributable in part to the application of a stricter disconnect policy relating to non-payment.

         Cable Television. Cable television revenues increased from (pound)10.1 million in 1996 to (pound)16.6 million in 1997 and (pound)24.2 million in 1998, representing increases of 65% and 46%, respectively. This growth in cable television revenue was primarily due to an increase in the number of cable television customers which rose from 59,242 at December 31, 1996 to 83,793 at December 31, 1997 and to 117,290 at December 31, 1998, representing increases of 41% and 40%, respectively. Average monthly revenue per subscriber was (pound)18.03 in 1996, (pound)19.84 in 1997 and (pound)19.46 in 1998. The increase in average revenue per subscriber in 1997 was primarily due to increases in cable television pricing.

         The Group's churn rate was 22.4% for 1998 and 32.7% for 1997 (27.6% in 1998 and 36.9% in 1997 before taking into account the adjustments described in
Note 12 to the table under Item 1. "Business --Certain Operating Data") as compared to a churn rate of 40.9% in 1996. The Group believes that the reduction in churn in 1998 is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group introduced other policies which contributed to the reducing trend in churn between comparable periods, including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

   OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, CWC, Energis and Global One, increased from (pound)9.8 million in 1996 to (pound)12.1 million in 1997 and (pound)15.4 million in 1998, representing increases of 24% and 27%, respectively. On a pro-forma basis reflecting the apportioned reduction in interconnect charges resulting from the revised interconnect agreements in the appropriate periods to which they relate, telephone expenses would have been (pound)9.5 million, (pound)12.1 million and (pound)17.8 million during 1996, 1997 and 1998, respectively. These increases reflect the substantially larger volume of telephone business generated by the Group. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs decreased from 36% in 1996 to 28% in 1997 and 24% in 1998, due primarily to reduced interconnect charges paid to other operators and the effect of adjustments to revenues and expenses relating to the determination of the revised interconnect agreements. Taking into account on a pro-forma basis the rebate-related adjustments to both revenues and expenses during the appropriate periods, telephone expenses as a percentage of combined business telecommunications and residential telephone revenues would have been 34%, 28% and 28% for 1996, 1997 and 1998, respectively.

         Direct costs for cable television programming, which generally depend on the number of customers, the number of channels and per-subscriber rates charged by programming suppliers, increased from (pound)6.0 million in 1996 to (pound)9.7 million in 1997 and (pound)13.0 million in 1998, representing increases of 61% and 34%, respectively. The increase in costs was attributable in large part to the increased number of customers. As a percentage of cable television revenues, these direct costs were 60% in 1996, 59% in 1997 and 54% in 1998. The decrease in 1998 was due in large part to an increased proportion of subscribers on higher margin basic and premium program packages in 1998 compared to 1997.

         Selling, general and administrative expenses as a percentage of total revenues were 60% in 1996, 45% in 1997, and 42% in 1998. These costs increased from (pound)22.4 million in 1996 to (pound)27.2 million in 1997, and to (pound)37.2 million in 1998, representing increases of 21% in 1997 and 37% in 1998. The increases were due to higher administration and sales force costs associated with the expansion of the Group's business, together with LDL cash bid payments which commenced in 1998.

         Depreciation and amortization expenses increased by 29% from 1996 to 1997 and by 57% from 1997 to 1998. The 1997 increase was due to the increasing size of the Group's network. The 1998 increase was attributable to a combination of the increasing size of the Group's network and the additional depreciation resulting from a change in the estimated useful lives of set-top boxes and initial subscriber installations. In anticipation of changes in technology, the estimated useful lives of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life on the depreciation charge for 1998 was an increase of (pound)6.6 million.

         The Group continues to review the potential consequences of changes in technology, its network infrastructure and the industry structure within the UK in general for its plans, operations and the assessment of the useful lives of its assets.

   INTEREST INCOME/EXPENSES AND OTHER EXPENSES

         Interest expense was (pound)40.3 million, (pound)66.4 million and (pound)84.6 million for 1996, 1997 and 1998, respectively. The 1997 increase is due primarily to the accretion of the discount on the Discount Notes of (pound)55.0 million, which included accretion of discount on the Company's 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") in addition to the 1994 Notes and the Company's 11 3/4% Senior Discount Notes Due 2005 (the "1995 Notes"). In addition, interest expense in 1997 includes (pound)0.9 million for commitment fees, (pound)1.2 million for amortization of bank debt financing costs, and (pound)6.9 million for the write off of financing costs, all of which relate to a senior bank facility which was terminated in February 1998 as a condition of the issue of the 1998 Notes. 1997 interest expense also includes (pound)1.1 million of other interest expense, and (pound)1.3 million for amortization of Discount Note financing costs. The 1998 interest expense is due primarily to the accretion of the discount on the Discount Notes of (pound)63.8 million, and interest on the 1998 Notes of (pound)17.6 million. In addition, interest expense in 1998 includes (pound)2.2 million for amortization of Discount Notes financing costs and 1998 Notes financing costs and (pound)0.9 million of other interest expense. Interest received was (pound)3.4 million in 1996 and (pound)6.4 million in 1997 through temporary investment of the proceeds of the Discount Notes. Interest received in 1998 was (pound)13.1 million through temporary investment of the proceeds of the 1998 Notes.

   FOREIGN EXCHANGE GAINS/(LOSSES), NET

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the year ended December 31, 1996, the Group recognized a foreign exchange gain of (pound)31.0 million being primarily an unrealized gain on the translation of its liability on the 1994 Notes and the 1995 Notes. In the year ended December 31, 1997, the Group recognized a foreign exchange loss of (pound)12.6 million being primarily an unrealized loss on the translation of its liability on the 1994 Notes, the 1995 Notes and the 1997 Notes. In the year ended December 31, 1998, the Group recognized a gain of (pound)7.2 million primarily due to an unrealized gain on the translation of its liability on the 1994 Notes, the 1995 Notes, the 1997 Notes and the 1998 Notes.

   GAIN/LOSSES ON DERIVATIVE FINANCIAL INSTRUMENTS

         Losses on derivative financial instruments include an unrealized profit of (pound)0.2 million in 1996 and an unrealized loss of (pound)0.1 million in 1997 on the mark-to-market valuation of an interest rate swap commitment. Realized gains on derivative financial instruments of (pound)0.4 million in 1998 consists primarily of the two (pound)50 million foreign exchange forward contracts referred to below, which were closed on June 17, 1998.

         The Group entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (pound)200 million at a rate of $1.6289 to (pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (pound)3.4 million to the Group. Because of changes in prevailing rates, the Group recorded for the year ended December 31, 1996, an unrealized loss of approximately (pound)8.1 million on the pounds sterling sell forward contract which partially offset the gain that was recorded on the translation of the U.S. dollar denominated obligations on the 1994 Notes and 1995 Notes during the same period. During the first quarter of 1997, the Group recorded a gain of approximately (pound)11.5 million on the two offsetting forward contracts, reflecting the reversal of the (pound)8.1 million loss referred to above and the approximately (pound)3.4 million cash payment on settlement of the contracts. The realized gain on the foreign exchange forward contract in the first quarter of 1997 largely offset the unrealized loss that was recorded in the same period on the translation of the U.S. dollar denominated obligations on the Senior Notes. The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1. On June 16, 1998, two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (pound)1.1 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1997 an unrealized gain of approximately (pound)0.7 million on the two (pound)50 million sell forward contracts. During 1998, the Company recorded a realized gain of approximately (pound)0.4 million on the settlement of the offsetting contracts reflecting the cash payment on settlement of the contracts in excess of the gain recognized during 1997. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

   NET LOSS

         As a result of the foregoing factors, the Group had net losses of (pound)35.8 million, (pound)76.6 million and (pound)84.0 million in 1996, 1997 and 1998, respectively.

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

         The Group has had an overall program in place since 1997. The Group has split its business into the following areas, which encompass IT systems and non-IT systems containing embedded technology:

               o      Network and switches

               o      MIS
               o      Network construction
               o      Facilities
               o      Suppliers
               o      CATV network
               o      Customer equipment
               o      Internet

         A project leader has been nominated in each business area with overall responsibility for the Year 2000 computer problem for that area. Each Business unit's plan addresses the specific phases to be undertaken, including identification and awareness, evaluation/impact analysis, strategy development, implementation, and testing. Every project leader is a member of the Year 2000 Compliance Committee, sponsored by the Managing Director and chaired by the IT Director. Additionally, to ensure a rigorous and cohesive approach, a Program Manager is responsible for coordinating and monitoring the entire program against defined plans to completion.

         The Group has installed year 2000 compliant software for the telecommunications switches and network control systems. The cable television infrastructure that is not currently year 2000 compliant is on schedule to be upgraded by spring 1999.

         Other systems critical to business operations, such as the subscriber management system and the financial and accounting systems, are maintained by the vendors. With the exception of the subscriber management system, which is being tested currently and is due for completion in April 1999, the vendors have supplied versions of these critical systems which are designed to be year 2000 compliant and were subject to a thorough testing program that was completed in 1998. The vendors have expressed confidence that any problems that may currently exist can be rectified in a timely manner. The personal computer and local area network infrastructures are being surveyed and tested, and non-compliant elements are expected to be replaced by spring 1999.

         The Group depends, to some extent, on third party suppliers for the supply of telecommunications, cable television, systems for customer service and billing, as well as building facilities and supplies. Maintenance contracts exist for critical elements and assurance has been sought from all suppliers of critical services that they will continue to supply the services without interruption. Where no satisfactory response has been forthcoming, alternative suppliers have been sought that can give us the assurances the Group and its customers require.

         Costs incurred in connection with year 2000 compliance are not expected to be material. Software upgrades to the network, cable television and systems infrastructure are supplied as part of the normal maintenance contracts. Minimal cost has been incurred to date, and it is estimated that a further (pound)160,000 will be required for replacement of local area network, personal computer elements and program management and associated costs. Other components being replaced are otherwise due for replacement through obsolescence.

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

         Preparatory contingency planning has been performed to address critical issues of customer support, technical support, and management representation. A Group-wide review is scheduled in April to assess the suitability of current arrangements. Detailed contingency plans are targeted for completion in each business area by the end of the second quarter of 1999. Risks and uncertainties and their associated contingency plans relate to systems, software, equipment, and all services which the group has assessed as being critical to business operations, financial impact, customer service, and safety. Significant effort has also been devoted to verify and assist in the Year 2000 remediation efforts of our trading partners and suppliers where they could have an effect on our operations. Additionally, our normal business continuity, contingency, and disaster recovery plans will be verified, and where necessary, augmented to specifically address Year 2000 contingencies. Appropriate training will be given to people where new or modified processes are in place to deal with millennium issues, and rapid response teams and increased levels of support will also be considered as required.

FOREIGN EXCHANGE RISK

         The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company's 1994 Notes, 1995 Notes and 1997 Notes and Diamond Holdings' dollar denominated notes, which constitute the substantial portion of the Group's existing debt obligations, are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. Accordingly, as noted above, movements in the dollar/pound sterling exchange rate can significantly affect the Group's reported results of operations. For example, based on the aggregate accreted value of the Discount Notes at December 31, 1998, a ten percent decrease in the dollar/pound exchange rate would have increased the Group's reported senior discount note liability by approximately (pound)73.2 million. In the future, the Group will also be subject to transaction risk with respect to the Discount Notes when the Group is obligated to commence making cash interest payments under the Discount Notes in dollars. Such cash payments with respect to the 1994 Notes commence in 2000.

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

DESCRIPTION OF COMPANY DEBT

   Description of Discount Notes

         To help fund the Group's operations, in September 1994 the Company issued $285,101,000 in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to (pound)91 million after issuance costs of (pound)4 million. Cash interest is not payable on the 1994 Notes prior to September 30, 1999. Thereafter, cash interest on the 1994 Notes is payable at a rate of 13 1/4% per annum.

         On December 15, 1995, the Company issued $530,955,000 in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to (pound)187 million after issuance costs of (pound)8 million. Cash interest is not payable on the 1995 Notes prior to December 15, 2000. Thereafter, cash interest on the 1995 Notes is payable at a rate of 11 3/4% per annum.

         On February 27, 1997, the Company issued $420,500,000 in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal amount at maturity. Net proceeds received by the Company amounted to approximately (pound)149 million after issuance costs of approximately (pound)5 million. Cash interest is not payable on the 1997 Notes prior to August 15, 2002. Thereafter, cash interest on the 1997 Notes is payable at a rate of 10 3/4% per annum.

   Description of 1998 Notes

         On February 6, 1998, Diamond Holdings plc, a subsidiary of the Company, issued (pound)135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 91/8% Senior Notes due February 1, 2008. Net proceeds received by the Company amounted to approximately (pound)195 million after issuance costs of approximately (pound)7 million.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

         The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company's 1994 Notes, 1995 Notes and 1997 Notes and Diamond Holdings' dollar-denominated notes, which together constitute the substantial portion of the Group's existing debt obligations, are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. Accordingly, as noted above, movements in the dollar/pound sterling exchange rate can significantly affect the Group's reported results of operations. For example, based on the aggregate accreted value of the Discount Notes at December 31, 1998, a ten percent decrease in the dollar/pound exchange rate would have increased the Group's reported senior discount note liability by approximately (pound)73.2 million. In the future, the Group will also be subject to transaction risk with respect to the Discount Notes when the Group is obligated to commence making cash interest payments under the Discount Notes in dollars. Such cash payments with respect to the 1994 Notes commence in 2000.

         The Group's results have in the past been affected by the foreign exchange contracts described above, which the Group entered into based on its assessment of foreign currency market conditions and a desire to manage currency exchange exposure risks associated with its outstanding dollar-denominated debt instruments. The Group may from time to time in the future enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Group and the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

INTEREST RATE RISK

        The Group is exposed to interest rate risk on its short-term securities, which represent short-term deposits placed in a cash based unit fund. Based on the Group's 1998 year end level of short-term securities, a decrease in average interest rates of 1 percent per annum would result in a decrease on future earnings before tax of approximately (pound)2 million per annum.

        In addition, the Group is exposed to interest rate risk on the fair value of its fixed rate Discount Notes and 1998 Notes liabilities. Based on the aggregate accreted value of the Discount Notes liability and 1998 Notes liability at December 31, 1998, a decrease in average interest rates of 1 percent per annum would result in an increase in the fair value of the liability of (pound)43 million.

         The risk management discussion and the estimated amounts generated from the analytical techniques are forward looking statements of market risk assuming market conditions occur. Actual results in the future may differ materially from these projected results due to actual developments in global financial markets. The analysis methods used by the Group to assess and mitigate risk discussed above should not be considered projections of future events or losses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See pages F-1 through F-29 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In connection with the Share Exchange, as of March 8, 1999, the previous directors of the Company tendered their resignations. As of March 8, 1999, the directors of the Company were comprised of:

NAME                              AGE       POSITION HELD
----                              ---       -------------

Leigh C. Wood                      41       Director and Chief Operating Officer
Ronald McKellar                    53       Director and Group Finance Director
Robert Mackenzie                   37       Director and Company Secretary


         Ms. Wood has been Chief Operating Officer of NTL since 1996, and was appointed a director of the Company in connection with the Share Exchange. Ms. Wood joined Cellular Communications Inc., as Vice President Operations in 1984. In 1993 Ms. Wood was promoted to Chief Executive Officer. Ms. Wood is also Vice President Operations of CoreComm, Inc., as well as Cellular Communications International, Inc. Previously, Ms. Wood was Deputy Chief Financial Officer of General Atlantic Corp, and worked for Peat, Marwick, Mitchell, Accountants from 1979-1982. Ms. Wood has a BA in American Studies and achieved an MBA in 1983 from New York University.

         Mr. McKellar has been Group Finance Director of NTL's UK operations since 1996, and was appointed a director of the Company in connection with the Share Exchange. Mr. McKellar was appointed Finance Director of National Transcommunications Limited upon its privatization in 1991. Previously, Mr. McKellar worked for Active Memory Technology, a spinout from ICL, as Group Finance Director and Company Secretary, and as Management Accountant of the TKM Group, initially of BMW Concessionaries and subsequently as Finance Director of Daihatsu (UK) Ltd and Jeep (UK) Ltd. Mr. McKellar is a Chartered Accountant and a Member of the Institute of Chartered Accountants.

         Mr. Mackenzie has been the Group Legal Director and Company Secretary for NTL's UK operations since 1993, and was appointed a director of the Company in connection with the Share Exchange. From 1988 to 1993, Mr. Mackenzie was at Theodore Goddard as a Solicitor in the Corporate Finance Department. During this time Mr. Mackenzie was seconded to corporate brokers Phoenix Securities Ltd (now DLJ Phoenix Securities) as Mergers & Acquisitions Manager. Previously, Mr. Mackenzie worked for Mischon de Reya. Mr. Mackenzie was admitted as a Solicitor in 1987.

         Certain information concerning the directors of the Company and senior management of the Group, during the year ended December 31, 1998, is set forth below:

NAME                               AGE       POSITION HELD
----                               ---       -------------

Lord Pym                            76       Director and Non-Executive Chairman
Robert T. Goad                      44       Director, Chief Executive Officer
Richard A. Friedman                 41       Director
Thomas Nilsson                      50       Director
Muneer A. Satter                    38       Director
John L. Thornton                    44       Director
Nicholas R. Millard                 48       Chief Financial Officer
J.A. Duncan Craig                   43       Chief Accounting Officer

        (All of Diamond Plaza, Daleside Road, Nottingham NG2 3GG England)

         Lord Pym was a Director and Non-Executive Chairman from February 1995 to March 8, 1999. He is a Member of the House of Lords and a former Member of Parliament and served, among other things, as Secretary of State for Defense from 1979 to 1981 and Foreign and Commonwealth Secretary from 1982 to 1983. He was President of the Atlantic Treaty Association from 1985 to 1988. Lord Pym is also a director of Christie Brockbank Shipton Ltd., St. Andrews (Ecumenical Trust) Ltd. and The Landscape Foundation.

         Mr. Goad was a Director and Chief Executive Officer from May 1994 to March 8, 1999 and served as Chief Financial Officer from May 1994 until July 1995. Mr. Goad is a founder of and principal in ECE Management International, LLC ("ECE Management International") and has been President of Columbia Management since 1984.

         Mr. Friedman was a Director from May 1994 to March 8, 1999. Mr. Friedman is a managing director of Goldman, Sachs & Co. and head of that firm's Principal Investment Area. Mr. Friedman is Chairman of AMF Bowling, Inc., Chairman of AMF Worldwide Bowling, Inc. and on the Advisory Committee or Board of Directors of Globe Manufacturing Co., Marcus Cable Company, L.P., and Polo Ralph Lauren Corporation.

         Mr. Nilsson was a Director from February 1995 to March 8, 1999. Mr. Nilsson is managing director and a member of the Executive Committee of Investor AB and was Managing Director of AB Export Invest from 1985 to 1994. He is also a Board Member of European Acquisition Capital, WM Data, Svenska Dagbladet, Compagnie Immobiliere de Belgique, STORA Finance and Tufton Oceanic Investments Ltd.

         Mr. Satter was a Director from May 1994 to March 8, 1999. Mr. Satter is a managing director of Goldman Sachs International and co-head of that firm's European Principal Investment Area. Mr. Satter joined Goldman Sachs in 1988. Mr. Satter is also on the Advisory Committee or Board of Directors of Bran + Luebbe GmbH, Empe Holdings GmbH and Point Holdings Limited.

         Mr. Thornton was a Director from May 1994 to March 8, 1999. Mr. Thornton joined Goldman Sachs in 1980. He is currently Chairman of Goldman Sachs Asia and is also a member of the six-person Executive Committee that manages Goldman Sachs and its global operations. Mr. Thornton is also non-Executive Chairman of Laura Ashley plc and a Director of the Ford Motor Company, British Sky Broadcasting Group plc and the Pacific Century Group (Hong Kong and Singapore).

         Mr. Millard was Chief Financial Officer from July 1995 to March 22, 1999. Prior to joining the Group, Mr. Millard was Group Financial Controller and a Director of the Industrial Division of Brent International Plc. Mr. Millard is a Chartered Accountant with experience at Arthur Andersen. In connection with the Share Exchange, the service contract between the Group and Mr. Millard was terminated by compromise agreement, with effect from March 22, 1999.

         Mr. Craig has been Chief Accounting Officer since August 1990. Prior to joining the Group, Mr. Craig was Finance Director of Video Magic Leisure Group plc, a retail video distribution company which became a publicly quoted company in 1989. Mr. Craig is a Chartered Accountant with experience at KPMG and Price Waterhouse.

         Certain information concerning certain other key employees of the Group is set forth below:

NAME                        AGE    POSITION HELD
----                        ---    -------------

Steven Boon                  43    Business Sales Director
Nicholas J. Dearden          49    MIS Director, IT Program Director for Digital
                                   Cable
Mark L. Harris               44    Technical Services Director
Susan L. Milner              42    Customer Services Director
Stuart Roberts               47    Residential Sales Director
Peter C. Savage              40    Managing Director
Kate B. Wolfsohn             37    Legal Director

         Mr. Boon joined the Group in June 1994 as Branch Manager-Business Sales in Grimsby. Prior to joining the Group, Mr. Boon held various posts at Cable and Wireless, including in Telecomms Engineering, Project Management, Sales Support and Technical Consultancy, both in the U.K. and around the world. Mr. Boon was promoted to Regional Sales Manager in 1996, and, as of August 1998, Mr. Boon was promoted to Business Sales Director.

         Mr. Dearden joined the Group in May 1997 as Management Information Systems Director. Mr. Dearden has held senior management and director positions in American Express Europe, Mercury and Action Computer Supplies. As of March 1, 1999, Mr Dearden was promoted to IT Program Director for Digital Cable, with responsibility for subscriber management system changes and system migration required to launch digital cable services for the Group and for various other NTL regional operations.

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

         Mr. Savage joined the Group in June 1993 as Human Resources Director. Prior to joining the Group Mr. Savage held positions in British Coal as Personnel Manager for the Southern Region and as Deputy to the Head of Employment Policy Branch. Mr. Savage is a member of the Institute of Personnel and Development. Mr. Savage was promoted to Managing Director of the Group in July 1998.

         Ms. Wolfsohn joined the Group in November 1996 as Legal Director and Company Secretary. Prior to joining the Group, Ms. Wolfsohn was Legal Director and Company Secretary at Bell Cablemedia plc for two years. Ms. Wolfsohn had seven years previous experience in the corporate department of Linklaters & Paines in London and qualified as a solicitor in Melbourne, Australia in 1986. In connection with the Share Exchange, Ms. Wolfsohn tendered her resignation as Company Secretary as of March 8, 1999.

BOARD OF DIRECTORS

         The Company's Articles of Association (the "Articles") provide that unless otherwise determined by ordinary resolution, the number of directors (other than alternate directors) shall be not less than two but shall not be subject to any limit. Presently, the Board of Directors comprises seven members.





ITEM 11.       EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Group during the years ended December 31, 1996, 1997 and 1998 for Nicholas R. Millard and during the years ended December 31, 1996 and 1997 for Gary L. Davis (the
Managing Director of the Group during these years). See "-- Employment Agreements and Other Arrangements" below for a description of certain other transactions involving Mr. Davis. In addition, the following table sets forth the compensation by the Group during the years ended December 31, 1996, 1997 and 1998 for Stephen D. Rowles; for Mark Harris for the years ended December 31, 1996, 1997 and 1998; for Peter Savage for the year ended December 31, 1998; and during the years ended December 31, 1997 and 1998 for John W. McAuley, who, while not executive officers of the Group, would have been among the most highly compensated executive officers during 1996, 1997 and 1998 had they been such.


                                   SUMMARY COMPENSATION TABLE



                                           ANNUAL COMPENSATION(1)
                             ------------------------------------------------------
                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                     OTHER ANNUAL          OPTIONS
Name and Principal Position    YEAR        SALARY      BONUS       COMPENSATION (2)          (#)
                             ---------  ----------- -----------    ----------------    ----------------

Gary L. Davis,
Managing Director(3).......    1997        $61,601          --         $196,554               --
                               1996       $256,845    $111,300          $37,715               --

Nicholas R. Millard,
Chief Financial Officer....    1998       $165,449    $117,851          $80,065            5,000
                               1997        $70,700    $106,297         $150,114               --

                                           ANNUAL COMPENSATION(1)
                             ------------------------------------------------------
                                                                                         SECURITIES
                                                                                         UNDERLYING
                                                                     OTHER ANNUAL          OPTIONS
Name and Principal Position    YEAR        SALARY      BONUS       COMPENSATION (2)          (#)
                             ---------  ----------- -----------    ----------------    ----------------




                               1996        $162,669    $ 95,889          $36,076               --

John W. McAuley
Marketing and Programming
Director...................    1998        $153,809     $65,681          $70,896            2,500

                               1997        $147,843     $51,745          $39,702               --

Peter C. Savage
Managing Director..........    1998        $124,283    $ 59,986         $ 24,392           20,000

Stephen D. Rowles,
Executive Director.........    1998        $136,168     $30,127          $31,460            5,000
                               1997        $200,257          --          $22,019               --
                               1996        $153,900    $ 17,230          $17,760               --

Mark Harris,
Technical Director.........    1998        $166,280     $99,768          $73,272            5,000
                               1997        $147,843     $82,135          $31,290           30,000
                               1996        $145,544    $ 85,615          $35,912               --

(1)     Payments made in 1996,  1997 and 1998 in pounds  sterling are  presented in U.S.  dollars based on an exchange rate of $ 1.7123 to (pound)1.00,  $1.6427 to (pound)1.00 and $1.6628 to  (pound)1.00,  the Noon  Buying  Rates on December  29,  1996,  December  31, 1997 and
        December 31, 1998, respectively.

(2)     Mr. Davis' "Other Annual  Compensation" for 1997 includes $164,270 received in connection with his retirement as Managing  Director of the Company and subsequent  resignation as a
        Director,  $3,285  for  house  rental,  $5,897  for the lease of a car,  $296 for  health insurance,  $17,537 for travel expenses, $82 for use of mobile phone and $5,186 for other living expenses,  for 1996 includes $15,410 for house rental,  $15,962 for the lease of a car,  $1,087 for health  insurance and $5,256 for other living  expenses.  Mr.  Millard's
        "Other Annual  Compensation"  for 1998 includes $14,101 for home rental,  $12,376 for the provision of a car, $1,028 for health  insurance,  $52,229 in pension  contributions  and
        $331 for use of mobile phone, for 1997 includes $12,813 for home rental,  $11,663 for the provision of a car, $749 for health insurance,  $124,320 in pension  contributions,  $329 for use of mobile phone and $240 for other living expenses, for 1996 includes $13,356 for home rental,  $11,972 for the  provision of a car, $908 for health  insurance,  $9,246 in pension  contributions  and $594 for other living  expenses.  Mr. McAuley's "Other Annual
        Compensation" for 1998 includes $13,103 for house rental,  $16,836 for the provision of a car, $1,028 for health  insurance,  $28,799 for school fees, $331 for use of mobile phone and $10,799 for travel  expenses,  for 1997 includes $9,856 for house rental,  $9,582 for the provision of a car, $749 for health insurance,  $16,624 for school fees, $329 for use of mobile phone and $2,563 for travel expenses.  Mr. Savage's "Other Annual Compensation"
        for 1998 includes $13,530 for the provision of a car, $913 for health  insurance,  $9,616 in pension  contributions  and $333 for use of mobile phone.  Mr.  Rowles'  "Other Annual
        Compensation"  for 1998  includes  $12,423 for the  provision  of a car,  $730 for health insurance, $6,402 in pension contributions,  $331 for use of mobile phone and $11,574 for travel  expenses,  for 1997 includes  $11,418 for the provision of a car, $416 for health insurance,  $9,856 in pension  contributions  and $329 for use of mobile phone,  for 1996 includes  $10,606 for the provision of a car, $647 for health  insurance,  $343 for other
        living  expenses  and  $6,164  in  pension  contributions.   Mr.  Harris'  "Other  Annual
        Compensation"  for 1998  includes  $13,103 for home rental,  $25,883 for provision of two cars, $913 for health insurance, $2,879 for school fees, $331 for use of mobile phone and
        $30,163 for travel  expenses,  for 1997 includes $9,856 for home rental,  $16,969 for the provision of two cars, $665 for health insurance, $3,471 for school fees and $329 for use of mobile  phone,  for 1996 includes  $20,385 for the  provision of two cars,  $4,101 for school fees, $810 for health insurance, $10,274 for home rental and $342 for other living expenses.

(3)     Mr.  Davis  retired  from his  day-to-day  responsibilities  as Managing  Director of the
        Company  effective  March 12, 1997 and resigned as a Director as of April 26,  1997.  Mr.
        Davis received a termination payment of $164,270.

SENIOR MANAGEMENT OPTION SCHEME

         The Company adopted a Senior Management Option Scheme on October 27, 1994 which has not been approved by the U.K. Inland Revenue. Under the scheme, the Board of Directors may, for a period of 10 years, grant options over Shares with an exercise price of (pound)3.44 or such other price as the Board of Directors may determine, to executives or other individuals associated with the Group selected by the Board of Directors. Options granted on or before April 30, 1995 can be exercised as to 50% of the shares subject to the option on or after June 30, 1998 and as to the other 50% on or after June 30, 1999, in each case, until the seventh anniversary of the date of grant of the option. Options granted after April 30, 1995 can only be exercised as to 50% on or after the fourth anniversary of the date of grant, and as to the remaining 50%, on or after the fifth anniversary of the date of grant, in each case, until the seventh anniversary of the date of grant of the option. Options may be exercised early in certain circumstances if the option holder ceases to be a director or employee of the Group or if there is a change in control of the Group.

         As a consequence of the consummation of the Share Exchange Agreement, all options granted under the Senior Management Option Scheme became exercisable immediately for a period of six months from the closing date, March 8, 1999. Under the Rules of the Senior Management Option Scheme, any shares resulting from exercise of options will be compulsorily acquired by NTL on the same terms as the Share Exchange Agreement. Alternatively, NTL offered option holders the choice of exchanging their options for options over NTL shares or a cashless cancellation of their options in exchange for a number of fully paid NTL shares.

         Options over a total of 728,000 Shares were granted to directors, senior management and certain principals of ECE Management on February 23, 1995 and July 19, 1995 under the Senior Management Option Scheme with an exercise price of (pound)3.44. Of these 218,000 were granted to Gary Davis and 10,000 to Lord Pym.

         On October 24, 1995, options over a total of 490,000 shares were granted to directors, senior management and certain principals of ECE Management under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share. On May 7, 1997, options over a total of 30,000 shares were granted to Mark Harris under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share. On November 19, 1997, options over a total of 47,500 shares were granted to senior management under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share.

         Options were granted on January 5, 1995 to CGT, in which Mr. Davis and his family are shareholders, over 654,000 Shares with an exercise price of (pound)3.44 and are exercisable at any time up to January 5, 2002. These options were not granted under the Senior Management Option Scheme but are subject to some of the provisions of the Senior Management Option Scheme.

         According to the rules of the Senior Management Option Scheme, the aggregate number of shares which have been or may be issued pursuant to options granted under the Senior Management Option Scheme and options granted under any other option scheme of the Company may not exceed 10% of the Company's then current issued share capital.

         Except as stated above and in the table below, the Company granted no options to the executive officers and employees whose compensation is disclosed above during its fiscal years ended December 31, 1997 and 1998.

         Set forth below is certain information regarding options granted to the executive officers and employees whose compensation is disclosed above.

                                          OPTIONS GRANTED IN FISCAL YEAR 1998
                                                                                           POTENTIAL REALIZABLE VALUE AT
                                                                                              ASSUMED ANNUAL RATES OF
                                       % OF TOTAL                                          STOCK PRICE APPRECIATION FOR
                       NUMBER OF         OPTIONS                                                    OPTION TERM
                      SECURITIES       GRANTED TO                                          -----------------------------
                      UNDERLYING        EMPLOYEES       EXERCISE
                        OPTIONS         IN FISCAL         PRICE
        NAME          GRANTED (#)       YEAR 1998    ((POUND)/SHARE)    EXPIRATION DATE     5% ((Pound))   10%((pound))
--------------------- -----------     ------------  ----------------    ---------------    -------------  --------------

Mark Harris..........        5000          11%        (pound)4.11       June 9, 2005            8366         19496

Jack McAuley.........        2500           6%        (pound)4.11       June 9, 2005            4183          9748

Nicholas Millard.....        5000          11%        (pound)4.11       June 9, 2005            8366         19496

Susan Milner.........        2500           6%        (pound)4.11       June 9, 2005            4183          9748

Stuart Roberts.......        2500           6%        (pound)4.11       June 9, 2005            4183          9748

Stephen Rowles.......        5000          11%        (pound)4.11       June 9, 2005            8366         19496

Peter Savage.........       20000          43%        (pound)4.11       June 9, 2005           33464         77985

Kate Wolfsohn........        2500           6%        (pound)4.11       June 9, 2005            4183          9748

COMPENSATION OF DIRECTORS

         The Articles of Association of the Company provide that the ordinary remuneration to directors who are not executive officers shall not exceed in aggregate (pound)300,000 per year (excluding amounts payable under any other provision of the Articles of Association) or such higher amount as the shareholders may determine by an ordinary resolution. Such directors may be paid extra remuneration by way of salary, commission or otherwise as the Board may determine. The aggregate remuneration paid to Directors of the Company during 1996, 1997 and 1998 was (pound)267,026, (pound)307,436, and (pound)30,000, respectively.

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

EMPLOYMENT AGREEMENTS AND OTHER ARRANGEMENTS

         In connection with the Share Exchange, as of March 8, 1999, the Group terminated the Management Agreement, dated July 5, 1994, as amended by a supplemental agreement, dated February 27, 1997, with ECE Management International, LLC. Additionally, the service contract between the Group and Mr. Millard was terminated by compromise agreement, with effect from March 22, 1999. Prior to the consummation of the Share Exchange, Mr. Rowles terminated his contract with the Group to become an employee of NTL and Mr. McAuley left the Group.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors does not have a compensation committee. During 1998, Mr. Goad was the only officer and employee of the Company who participated in deliberations of the Board of Directors concerning executive officer compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         Pursuant to the Share Exchange, NTL and its subsidiaries now own all of the outstanding share capital of the Company. The following table sets forth, as of March 15, 1999, certain information regarding beneficial ownership of the Company's ordinary shares of 2.5 pence each ("Shares") held by (i) each person known by the Company to beneficially own more than 5% of any class of the Company's outstanding voting securities and (ii) all directors and executive officers of the Company individually and as a group.



                                                                        NUMBER
NAME AND ADDRESS OF BENEFICIAL OWNER                                  PERCENT(1)
------------------------------------                                  ----------

NTL Incorporated                                                      59,138,791
  110 East 59th Street, New York, NY 10022...................               100%


         The authorized share capital of the Company consists of (pound)3,750,001.50 divided into 150,000,000 Shares with voting rights, of which 59,138,791 Shares are outstanding, and six non-voting deferred shares of 25 pence each, all of which are outstanding but none of which carry voting rights. The non-voting deferred shares are held by NTL Incorporated and its subsidiaries. The non-voting deferred shares entitle the holders thereof only to the repayment of the amounts paid up on such shares after payment to the holders of Shares of (pound)100,000 for each Share. The holders of non-voting deferred shares will not be entitled to the payment of any dividend or other distribution.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


OTHER RELATIONSHIPS

         Goldman,   Sachs  &  Co.  and  Goldman  Sachs  International  acted  as purchasers in connection with the 1998 Notes offering and received aggregate underwriting commissions of approximately $9,950,000. Goldman, Sachs & Co. acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co. acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co. received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co. acted as advisor in connection with Diamond's acquisition of LCL and received an advisory fee for their services amounting to (pound)1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of a recently terminated bank facility for which it has charged fees of approximately (pound)400,000 in 1996. In 1995, Goldman, Sachs & Co. charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co. rendered to the Group. Goldman, Sachs & Co. was the counterparty to foreign exchange contracts entered into by the Group in 1996 and 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Gains/Losses on Derivative Financial Instruments". Goldman, Sachs & Co. and Columbia Management also acted as joint financial advisors to Diamond in evaluating potential business opportunities or other strategic alternatives leading up to the Share Exchange and were paid fees of approximately $12,000,000, pursuant to an engagement letter, dated as of May 1, 1998.

         John Thornton, who is a managing director of Goldman Sachs International and was a Director of the Company until March 8, 1999, is also a director of BSkyB, a principal supplier of programming to the Group and a principal competitor of the Group. See Item 1. "Business -- Cable Television" and Item 1. "Business -- Competition -- Cable Television".

         Robert T. Goad, a Director and the Chief Executive Officer of the Company until March 8, 1999 also has an indirect minority interest in NTL, which has significant cable interests in the U.K. On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares and deferred shares each agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL. On March 8, 1999, the Share Exchange contemplated by the Share Exchange Agreement was consummated. As a result of the Share Exchange, the Company became a wholly-owned subsidiary of NTL.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following Consolidated Financial Statements of Diamond Cable Communications Plc are filed as part of this report:

                                                                            Page
                                                                            ----
         Independent Auditors' Report...............................         F-2
         Consolidated Statements of Operations for each of the years
         in the three year period ended December 31, 1998...........         F-3
         Consolidated Balance Sheets at December 31, 1997 and
         1998.......................................................         F-4
         Consolidated Statements of Shareholders' Equity for each of
         the years in the three year period ended December 31, 1998          F-5
         Consolidated Statements of Cash Flows for each of the
         years in the three year period ended December 31, 1998.....         F-6
         Notes to the Consolidated Financial Statements.............         F-7

     2.  Not applicable.

     3.  Exhibits:


        ITEM NO.                    DESCRIPTION
      ----------  --------------------------------------------------------------
         *3.1 Memorandum and Articles of Association of Diamond Cable Communications Plc.
         *3.2 Memorandum and Articles of Association of Diamond Holdings Plc. (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 3.2)).
         *10.1 Indenture dated as of February 27, 1997 between Diamond Cable Communications Plc and The Bank of New York, as Trustee.
         *10.2 Senior Notes Depositary Agreement, February 27, 1997 between Diamond Cable Communications Plc and the Bank of New York, as Book-Entry Depositary.
         *10.3 Shareholders Agreements, dated as of September 1, 1994 among ECCP, AmSouth, as trustee for the McDonald Interests, CGT Family Corporation, GS Capital Partners, L.P., William W. McDonald and Diamond Cable Communications Plc. (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.1)).
         *10.4 Management Agreement, dated July 5, 1994, between ECE Management Company and Diamond Cable (Nottingham) Limited (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.2)).
         *10.5 Service Agreement, dated May 17, 1994, between Gary L. Davie and Diamond Cable (Nottingham) Limited (incorporated by reference Diamond Cable (Nottingham) Limited (incorporated by reference Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.3)).
         *10.6 Service Contract, dated March 1, 1994, between Duncan Craig and Diamond Cable (Nottingham) Limited (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740; Exhibit No. 10.4)).
         *10.7 Service Contract, dated as of April 1, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and incorporated by reference herein.
         *10.8 Service Agreement, dated July 1, 1995, between Diamond Cable Communications Plc and Nicholas Millard, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and incorporated by reference herein.
         *10.9 Senior Management Option Scheme, adopted on October 29, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, File No. 33- 83740, and incorporated by reference herein.
         *10.10 Form of Subscription Agreement among Company and Shareholders relating to equity commitment (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374; Exhibit No. 10.7)).

        ITEM NO.                    DESCRIPTION
      ----------  --------------------------------------------------------------
         *10.11   Form of Indenture, dated as of December 15, 1995, between
                  Diamond Cable Communications Plc and The Bank of New York, as
                  Trustee (incorporated by reference to the Company's
                  registration statement on Form S-1 (File No. 33-98374;
                  Exhibit No. 4.1)).
         *10.12   Form of Senior Notes Depositary Agreement, dated as of
                  December 16, 1995, between Diamond Cable Communications Plc and The Bank of New York, as Book-Entry Depositary
                  (incorporated by reference to the Company's registration
                  statement on Form S-1 (File No. 32-98374; Exhibit No. 4.2)).
         *10.13   Indenture, dated as of September 29, 1994 between Diamond
                  Cable Communications Plc and The Bank of New York, as Trustee
                  (incorporated by reference to the Company's registration
                  statement on Form S-1 (File No. 33- 83740, Exhibit No. 4.1)).
         *10.14   Senior Notes Depositary Agreement, dated as of September 29,
                  1994 between Diamond Cable Communications Plc and The Bank of
                  New York, as Book-Entry Depositary (incorporated by reference to the Company's registration statement on Form S-1 (File No.
                  33-83740; Exhibit No. 4.2)).
         *10.15   First Supplemental Indenture, dated as of May 31, 1996 between
                  Diamond Cable communications Plc and The Bank of New York, as
                  Trustee (incorporated by reference to the Company's
                  registration statement on Form S-1 (File No. 33-83740; Exhibit
                  No. 4.3)).
         *10.16   Service Contract, dated September 18, 1996, between Diamond
                  Cable (Nottingham) Ltd. and Stephen Rowles (incorporated by reference to the Company's registration statement on Form S-4
                  (Exhibit No. 10.9).
         *10.17   Supplemental Management Agreement, dated February 27, 1997, among Diamond Cable Communications Plc, Diamond Cable
                  Communications (UK) Ltd and ECE Management International, LLC.
         *10.18   Indenture, dated as of February 6, 1998 among Diamond Holdings
                  Plc, Diamond Cable Communications Plc and The Bank of New
                  York, as Trustee (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 4.1)).
         *10.19   Senior Note Depositary Agreement, dated February 6, 1998,
                  among Diamond Holdings, the Bank of New York, as Global
                  Depositary, and the Owners of Book-Entry Interests
                  (incorporated by reference to the Company's registration
                  statement on Form S-4 (Exhibit No. 4.2)).
         12       Computation of Ratio of Earnings to Fixed Charges.
         *21.1    Subsidiaries of Registrant (incorporated by reference to the
                  Company's registration statement on Form S-1 (File No.
                  33-98374, Exhibit No. 21.1)).
         99.1     Share Exchange Agreement among NTL Incorporated and the
                  Shareholders of Diamond Cable Communications Plc, dated as of
                  June 16, 1998
         99.2     Amendment No. 1, dated as of December 21, 1998, to the Share
                  Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Plc, dated as of June 16, 1998
         * Previously filed or incorporated by reference to a concurrent filing.

(b) The Company filed no Reports on Form 8-K during the three month period ended December 31, 1998.

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

                                                Diamond Cable Communications Plc
                                                                    (Registrant)




                                            By /s/ Leigh C. Wood
                                              ----------------------------------
                                                   Leigh C. Wood
                                                   Chief Operating Officer


March 30, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                    TITLE                            DATE
---------                                    -----                            ----


/s/ Leigh C. Wood
--------------------------
Leigh C. Wood               Director                                     March 30, 1999




 /s/ Ronald McKellar
--------------------------
Ronald McKellar             Director and Principal Financial Officer     March 30, 1999




 /s/ Robert Mackenzie
--------------------------
Robert Mackenzie            Director                                     March 30, 1999




 /s/ Peter Savage
--------------------------
Peter Savage                Principal Executive Officer                  March 30, 1999




 /s/ Duncan Craig
--------------------------
Duncan Craig                Principal Accounting Officer                 March 30, 1999

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE

Diamond Cable Communications Plc:

  Independent Auditors' Report..............................................F-2

  Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1998.......................F-3

  Consolidated Balance Sheets at December 31, 1997 and 1998.................F-4

  Consolidated Statements of Shareholders' Equity/(Deficit) for each of the years in the three year period ended December 31, 1998.............F-5

  Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998..............................F-6

  Notes to the Consolidated Financial Statements............................F-7

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Diamond Cable Communications Plc

     We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Plc and subsidiaries ("the Group") as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Group's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America.

KPMG

Chartered Accountants
Registered Auditors
Nottingham, England
March 30, 1999

                        DIAMOND CABLE COMMUNICATIONS PLC

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED DECEMBER 31
                                                                               ----------------------
                                                                    1996               1997                 1998                1998
                                                                  -------             -------              -------            ------
                                                                                                                            (note 1)
                                                                                             (in thousands)
REVENUE
  Business telecommunications.........................     (pound)   9,763     (pound)   14,208     (pound)   18,650        $31,011
  Residential telephone...............................              17,723               29,495               45,920         76,356
  Cable television....................................              10,091               16,602               24,186         40,216
                                                           ---------------     ----------------     ----------------      ---------
                                                                    37,577               60,305               88,756        147,583
                                                           ---------------     ----------------     ----------------      ---------

OPERATING COSTS AND EXPENSES
  Telephone ............................................            (9,776)             (12,088)             (15,401)       (25,609)
  Programming ..........................................            (6,041)              (9,749)             (13,015)       (21,641)
  Selling, general and administrative ..................           (22,391)             (27,192)             (37,157)       (61,785)
  Depreciation and amortization ........................           (21,380)             (27,620)             (43,238)       (71,896)
                                                           ---------------     ----------------     ----------------      ---------
                                                                   (59,588)             (76,649)            (108,811)      (180,931)
                                                           ---------------     ----------------     ----------------      ---------

OPERATING LOSS .........................................           (22,011)             (16,344)             (20,055)       (33,348)

Interest income ........................................             3,441                6,440               13,084         21,756
Interest expense and amortization of
  debt discount and expenses ...........................           (40,334)             (66,367)             (84,626)      (140,716)
Foreign exchange gains/(losses), net (note 16) .........            31,018              (12,555)               7,163         11,911
Unrealized (losses)/gains on derivative financial
  instruments (note 3) .................................            (7,944)                 669                   --             --
Realized gains on derivative financial
  instruments (note 4) .................................                --               11,553                  412            685
                                                           ---------------     ----------------     ----------------      ---------
Loss before income taxes ...............................           (35,830)             (76,604)             (84,022)      (139,712)
Income taxes (note 5) ..................................                --                   --                   --             --
                                                           ---------------     ----------------     ----------------      ---------
NET LOSS................................................   (pound) (35,830)    (pound)  (76,604)    (pound)  (84,022)     $(139,712)
                                                           ===============     ================     ================      =========


         See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                           CONSOLIDATED BALANCE SHEETS


                                                                                                  AT DECEMBER 31
                                                                                                  --------------
                                                                                      1997             1998              1998
                                                                                     -------          -------           ------
                                                                                                                       (note 1)
                                                                                        (in thousands except share data)

                               ASSETS

Cash and cash equivalents (note 6)..................................            (pound)   75,680  (pound)  164,738   $  273,926
Trade receivables (net of allowance for doubtful
  accounts of (pound)2,788 and (pound)4,775 at December 31, 1997
  and 1998 respectively (note 7))...................................                       8,569             9,873       16,417
Other assets........................................................                       4,470             2,229        3,706
Deferred financing costs (less accumulated amortization of
  (pound)2,627 and (pound)4,830 at December 31, 1997 and
  1998 respectively)................................................                      15,533            20,322       33,792
Property and equipment, net (note 8)................................                     365,636           465,866      774,642
Goodwill (less accumulated amortization of (pound)10,914 and
  (pound)15,764 at December 31, 1997 and 1998 respectively).........                      86,046            81,196      135,013
Franchise costs (less accumulated amortization of(pound)116 and
  (pound)142 at December 31, 1997 and 1998 respectively)............                         423               397          660
                                                                                ----------------  ----------------   ----------

TOTAL ASSETS........................................................            (pound)  556,357  (pound)  744,621   $1,238,156
                                                                                ================  ================   ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Accounts payable....................................................            (pound)   22,319  (pound)   28,514      $47,413
Other liabilities...................................................                      11,224            20,411       33,939
Senior discount notes (note 9)......................................                     534,861           592,763      985,646
Senior notes (note 9)...............................................                           -           201,154      334,479
Capital lease obligations (note 10).................................                       8,041             7,089       11,788
Mortgage loan (note 11).............................................                       2,423             2,386        3,967
Shareholders' equity/(deficit) (note 12)
  Ordinary shares: 70,000,000 authorized;
    59,138,791 shares issued at December 31, 1997 and 1998..........                       1,478             1,478        2,458
  Non-voting deferred shares:
     6 shares authorized and issued at December 31, 1997 and 1998...                           -                 -            -
  Additional paid-in-capital........................................                     134,466           134,466      223,590
  Accumulated other comprehensive loss..............................                        (204)           (1,367)      (2,273)
  Accumulated deficit...............................................                    (158,251)         (242,273)    (402,851)
                                                                                ----------------  ----------------   ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)................            (pound)  556,357  (pound)  744,621   $1,238,156
                                                                                ================  ================   ==========




         See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                                               Non-voting
                                           Ordinary shares                   deferred shares
                                       Number          (pound)             Number        (pound)

                                                   (in thousands except share data)
BALANCE AT

 JANUARY 1, 1996...............    43,754,175      (pound)1,094                6       (pound)   -
Shares issued and
 capital contributions
 (net of expenses).............    15,384,616               384                -                 -
Unrealized gain on
 securities....................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1996............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========

BALANCE AT
 JANUARY 1, 1997...............    59,138,791      (pound)1,478                6                 -
Unrealized loss on
 securities....................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1997............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========

BALANCE AT
 JANUARY 1, 1998...............    59,138,791      (pound)1,478                6                 -
Unrealized loss on
  securities...................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1998............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========



                                                     Accumulated                                Total
                                     Additional            other                        Shareholders'
                                        Paid-in    comprehensive       Acculumated            Equity/
                                        Capital             loss           Deficit          (Deficit)

                                                  (in thousands except share data)
BALANCE AT
 JANUARY 1, 1996...............   (pound)70,186      (pound)(330)   (pound)(45,817)     (pound)25,133
Shares issued and
 capital contributions
 (net of expenses).............          64,280               -                 -              64,664
Unrealized gain on                                                                           --------
 securities....................              -               133                -            |    133 |
Net loss.......................              -                -            (35,830)          |(35,830)|
                                                                                             --------
Comprehensive loss.............                                                               (35,697)
                                ---------------    -------------  ----------------    ---------------

BALANCE AT
 DECEMBER 31, 1996.............  (pound)134,466      (pound)(197)   (pound)(81,647)     (pound)54,100
                                ===============    =============  ================    ===============

BALANCE AT
 JANUARY 1, 1997...............  (pound)134,466      (pound)(197)   (pound)(81,647)     (pound)54,100
Unrealized loss on                                                                          ---------
 securities....................              -                (7)             -             |      (7)|
Net loss.......................              -                -            (76,604)         | (76,604)|
                                                                                            ---------
Comprehensive loss.............                                                               (76,611)
                                ---------------    -------------  ----------------    ---------------

BALANCE AT
  DECEMBER 31, 1997............  (pound)134,466      (pound)(204)  (pound)(158,251)    (pound)(22,511)
                                ===============    =============  ================    ===============

BALANCE AT
 JANUARY 1, 1998...............  (pound)134,466      (pound)(204)  (pound)(158,251)    (pound)(22,511)
Unrealized loss on                                                                           --------
  securities...................              -            (1,163)               -            | (1,163)|
Net loss.......................              -                -            (84,022)          |(84,022)|
                                                                                             --------
Comprehensive loss.............                                                               (85,185)
                                ---------------    -------------  ----------------    ---------------

BALANCE AT
  DECEMBER 31, 1998............  (pound)134,466    (pound)(1,367)  (pound)(242,273)   (pound)(107,696)
                                ===============    =============  ================    ===============



         See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR ENDED DECEMBER 31
                                                                               ----------------------
                                                                  1996                1997                  1998              1998
                                                                -------              -------              -------            ------
                                                                                                                            (note 1)
                                                                                             (in thousands)

Cash flows from operating activities:
Net loss.............................................. (pound)  (35,830)    (pound)  (76,604)    (pound)   (84,022)       $(139,712)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
  Depreciation and amortization.......................           21,380               27,620                43,238           71,896
  Foreign exchange (gains)/losses.....................          (31,468)              11,714                (7,151)         (11,891)
  (Profit)/loss on disposition of assets..............              (11)                 110                     -                -
  Provision for losses on accounts receivable.........              918                1,097                 1,987            3,304
  Amortization of deferred financing costs............              943                9,301                 2,203            3,663
  Accretion of senior note discount...................           38,157               55,038                63,826          106,130
  Change in operating assets and liabilities:
    Change in trade receivables.......................           (3,724)              (3,277)               (3,291)          (5,472)
    Change in other assets............................            1,300                 (566)                2,241            3,726
    Change in accounts payable........................           (1,680)               4,255                 4,339            7,215
    Change in other liabilities.......................            8,667               (7,812)                8,038           13,366
                                                       ----------------     ----------------     -----------------        ---------
Net cash (used in)/provided by operating activities...           (1,348)              20,876                31,408           52,225
                                                       ----------------     ----------------     -----------------        ---------
Cash flows from investing activities:
  Cash invested in property and equipment.............         (128,246)            (110,145)             (134,383)        (223,452)
  Proceeds from disposition of assets.................               65                   62                    69              115
  Cash paid for franchises............................              (29)                  (3)                    -                -
                                                       ----------------     ----------------     -----------------        ---------
Net cash used in investing activities.................         (128,210)            (110,086)             (134,314)        (223,337)
                                                       ----------------     ----------------     -----------------        ---------
Cash flows from financing activities:
  Proceeds of issue of debt...........................                -              153,691               202,381          336,519
  Debt financing costs................................           (9,096)              (5,375)               (6,968)         (11,586)
  Repayment of mortgage loan..........................              (23)                 (54)                  (37)             (62)
  Capital element of capital lease obligations........           (1,117)              (1,676)               (2,249)          (3,740)
  Issue of shares and capital
    contributions (net of expenses)...................           64,664                    -                     -                -
                                                       ----------------     ----------------     -----------------        ---------
Net cash provided by financing activities.............           54,428              146,586               193,127          321,131
                                                       ----------------     ----------------     -----------------        ---------
Net increase/(decrease) in cash ......................          (75,130)              57,376                90,221          150,019
Cash and cash equivalents at beginning of year........           93,308               18,311                75,680          125,841
Effect of exchange rate changes on cash and
  cash equivalents....................................              133                   (7)               (1,163)          (1,934)
                                                       ----------------     ----------------     -----------------        ---------
Cash and cash equivalents at end of year (note 6)..... (pound)   18,311     (pound)   75,680     (pound)   164,738        $ 273,926
                                                       ================     ================     =================        =========



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

      All amounts herein are shown in Pounds Sterling ("(pound)") and for the year 1998 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of (pound)1 = $1.6628, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1998.

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

      CABLE SYSTEM COSTS AND EXPENSES - The Group accounts for costs and expenses applicable to the construction and operation of its cable system under Statement of Financial Accounting Standard ("SFAS") No. 51, "Financial Reporting by Cable Television Companies". In accordance with the standard the cable infrastructure is being depreciated over 40 years weighted by factors influenced by the growth in the number of subscribers. The prematurity period covers the period between connecting the first customer and substantial completion of the network. Initial subscriber installation costs are capitalized and depreciated over a period of 3 years. A proportion of the costs of the installation department representing the costs of disconnecting and reconnecting subscribers is charged to expenses.

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

      PROPERTY AND EQUIPMENT - Property and equipment is stated at cost. Depreciation on equipment other than cable infrastructure is computed on a straight line basis using estimated useful lives of 3 to 10 years. Motor vehicles are depreciated on a reducing balance basis over 3 years. Leasehold improvements are depreciated on a straight line basis over the period of the lease.

      FRANCHISE COSTS - Costs relating to an unsuccessful application are charged to operations while costs relating to successful applications are amortized over the franchise term, generally 23 years.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash.

      FOREIGN CURRENCIES - The primary economic environment in which the Group operates is the United Kingdom and hence its reporting currency is the United Kingdom Pound Sterling ((pound)). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date and gains or losses on translation are included in the consolidated statement of operations. Foreign exchange forward contracts which do not hedge firm commitments are accounted at market value with reported gains and losses recorded in the consolidated statement of operations.

      PENSION COSTS - The Group operates a defined contribution pension scheme and also contributes up to specified limits to the third party plan of the employee's choice. Pension costs of (pound)125,000, (pound)196,000 and (pound)202,000 in 1996, 1997 and 1998 respectively, represent the contributions payable to the selected plans.

      SENIOR DISCOUNT NOTES - The debt discount is amortized to the consolidated statement of operations on a constant yield to maturity basis.

      DEFERRED FINANCING COSTS - Costs incurred relating to the issue of debt are shown as an asset on the consolidated balance sheet and are amortized over the term of the debt as an adjustment of yield.

      SHARE OPTIONS - The Group accounts for stock-based compensation using the recognition provisions of APB No. 25, "Accounting for Stock Issued to Employees". Compensation expense is measured as the difference between the exercise price and the market price of the stock on the date of the grant of the option and is amortized as a charge to the consolidated statement of operations over the vesting period of the option. The disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" are set out in note 17.

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

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued in June 1997, and is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. It requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. It also requires entity wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. The required disclosures are given in note 22.

3.    UNREALIZED (LOSSES)/GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS



                                                                                         Year ended December 31
                                                                        -----------------------------------------------------
                                                                         1996                      1997                  1998
                                                                        ------                    ------                ------
                                                                                              (in thousands)

Unrealized gain/(loss) on interest rate swap (note 16).........  (pound)     174            (pound)     (57)      (pound)    -
Unrealized (loss)/gain on foreign exchange forward
  contracts (note 16)..........................................           (8,118)                       726                  -
                                                                 ---------------            ---------------       ------------
                                                                 (pound)  (7,944)           (pound)     669       (pound)    -
                                                                 ===============            ===============       ============


4.    REALIZED GAINS ON DERIVATIVE FINANCIAL INSTRUMENTS



                                                                                         Year ended December 31
                                                                        -----------------------------------------------------
                                                                         1996                      1997                  1998
                                                                        ------                    ------                ------
                                                                                              (in thousands)

Realized gain on interest rate swap (note 16)..................  (pound)       -            (pound)       -       (pound)   24
Realized gain on foreign exchange forward contract (note 16)...                -                     11,553                388
                                                                 ---------------            ---------------       ------------
                                                                 (pound)       -            (pound)  11,553       (pound)  412
                                                                 ===============            ===============       ============


                        DIAMOND CABLE COMMUNICATIONS PLC

5.   INCOME TAXES

     No provision for taxation has been made due to operating losses incurred to date. The Group has tax net operating losses carried forward of approximately (pound)405 million and approximately (pound)1 million of capital losses carried forward at December 31, 1998.

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

     Differences   between  the  tax  benefit  recognized  in  the  consolidated financial statements and the expected tax benefit at the United Kingdom statutory rate of 31% (1996: 33%; 1997: 31%) are summarized as follows:


                                                                                    Year ended December 31
                                                                                 -----------------------------
                                                                                1996             1997              1998
                                                                               ------           ------            ------
                                                                                      (in thousands)

Tax benefit of net losses at 31% (1996: 33%; 1997: 31%)............. (pound)  (11,824)   (pound)  (23,747)   (pound)  (26,047)
Non-deductible expenses.............................................            1,695               1,915               1,985
Valuation allowance ................................................           10,129              21,832              24,062
                                                                     ----------------    ----------------    ----------------
Net tax benefit..................................................... (pound)        -    (pound)        -    (pound)        -
                                                                     ================    ================    ================

                                                                                                     December 31
                                                                                                    -------------
                                                                                                     1997              1998
                                                                                                    ------            ------
                                                                                                          (in thousands)
Deferred tax assets relating to:
Net losses........................................................................       (pound)   91,882    (pound)  125,446
Other.............................................................................                  1,173               1,489
                                                                                         ----------------    ----------------
Deferred tax asset................................................................                 93,055             126,935
Valuation allowance...............................................................                (54,650)           (101,050)
                                                                                         ----------------    ----------------
                                                                                                   38,405              25,885
                                                                                         ----------------    ----------------
Deferred tax liabilities relating to:
Property and equipment............................................................                (38,405)            (25,885)
                                                                                         ----------------    ----------------
Deferred tax liability............................................................                (38,405)            (25,885)
                                                                                         ----------------    ----------------

Deferred tax per consolidated balance sheet.......................................       (pound)        -    (pound)        -
                                                                                         ================    ================


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

                        DIAMOND CABLE COMMUNICATIONS PLC

6.   CASH AND CASH EQUIVALENTS

                                                          December 31
                                                      -----------------
                                                  1997                  1998
                                                  ----                  ----
                                                       (in thousands)

Cash at bank and in hand..................  (pound) 3,723         (pound)  3,032
Short term securities ....................         71,957                161,706
                                            -------------         --------------
                                            (pound)75,680         (pound)164,738
                                            =============         ==============

     The short term securities represent short term deposits placed in a cash based unit fund. The deposits are denominated in both US dollars and pounds sterling.

7.   VALUATION AND QUALIFYING ACCOUNTS

                                                                               Additions
                                                                               charged to
                                                             Balance at         costs and           Amounts          Balance at
                                                             January 1          expenses          written off        December 31
                                                              ---------         ---------         -----------        -----------
                                                                                         (in thousands)

1996
Allowance for doubtful accounts.......................    (pound)   773        (pound)1,143      (pound)  (225)      (pound)1,691
                                                          =============        ============      =============       ============

1997
Allowance for doubtful accounts.......................    (pound) 1,691        (pound)1,204      (pound)  (107)      (pound)2,788
                                                          =============        ============      =============       ============

1998
Allowance for doubtful accounts.......................    (pound) 2,788        (pound)2,362      (pound)  (375)      (pound)4,775
                                                          =============        ============      =============       ============


                        DIAMOND CABLE COMMUNICATIONS PLC

8.    PROPERTY AND EQUIPMENT

                                                  Land and             Cable            Office            Motor
                                                  buildings           network          equipment         vehicles           Total
                                                  ---------           -------          ---------         --------           -----
                                                                                     (in thousands)

ACQUISITION COSTS

Balance at January 1, 1997..............            5,018             298,062            6,069               435            309,584
Additions...............................               93             107,844            2,948               367            111,252
Dispositions............................                -                (254)               -              (196)              (450)
                                             ------------      --------------    -------------        ----------     --------------
Balance at December 31, 1997............            5,111             405,652            9,017               606            420,386
                                             ------------      --------------    -------------        ----------     --------------
ACCUMULATED DEPRECIATION
Balance at January 1, 1997..............              314              28,941            2,780               248             32,283
Charge for year.........................              164              20,886            1,589               106             22,745
Dispositions............................                -                (132)               -              (146)              (278)
                                             ------------      --------------    -------------        ----------     --------------
Balance at December 31, 1997............              478              49,695            4,369               208             54,750
                                             ------------      --------------    -------------        ----------     --------------
1997 NET BOOK VALUE.....................     (pound)4,633      (pound)355,957    (pound) 4,648        (pound)398     (pound)365,636
                                             ============      ==============    =============        ==========     ==============

ACQUISITION COSTS

Balance at January 1, 1998..............            5,111             405,652            9,017               606            420,386
Additions...............................            2,372             133,094            2,627               568            138,661
Dispositions............................                -                (274)              (7)             (213)              (494)
                                             ------------      --------------    -------------        ----------     --------------
Balance at December 31, 1998............            7,483             538,472           11,637               961            558,553
                                             ------------      --------------    -------------        ----------     --------------
ACCUMULATED DEPRECIATION
Balance at January 1, 1998..............              478              49,695            4,369               208             54,750
Charge for year.........................              202              35,943            2,008               209             38,362
Dispositions............................                -                (253)              (4)             (168)              (425)
                                             ------------      --------------    -------------        ----------     --------------
Balance at December 31, 1998............              680              85,385            6,373               249             92,687
                                             ------------      --------------    -------------        ----------     --------------
1998 NET BOOK VALUE.....................     (pound)6,803      (pound)453,087    (pound) 5,264        (pound)712     (pound)465,866
                                             ============      ==============    =============        ==========     ==============


     The Group leases certain cable network equipment and motor vehicles under arrangements accounted for as capital leases. The original cost of assets held under these arrangements was (pound)13,042,000 and (pound)14,317,000 at December 31, 1997 and 1998 respectively. Accumulated depreciation charged against these assets was (pound)5,238,000 and (pound)6,978,000 at December 31, 1997 and 1998 respectively.

     Depreciation on assets held under capital lease arrangements charged to the consolidated statement of operations during the year was (pound)1,375,000, (pound)1,535,000 and (pound)1,740,000 in 1996, 1997 and 1998 respectively.

     The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life was to reduce net income for the year by (pound)6.6 million ($11.0 million).

9.    DEBT

      On September 28, 1994 the Company issued $285,101,000 of 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to (pound)91 million. Interest will not accrue on the 1994 Notes prior to September 30, 1999. Interest on the 1994 Notes will be payable on March 31 and September 30 of each year commencing March 31, 2000 at a rate of 13 1/4% per annum.

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

                        DIAMOND CABLE COMMUNICATIONS PLC

9.   DEBT (continued)

         On December 15, 1995, The Company issued $530,955,000 of 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to (pound)187 million after issuance costs of (pound)8 million. Interest will not accrue on the 1995 Notes prior to December 15, 2000. Interest on the 1995 Notes will be payable on June 15 and December 15 of each year, commencing June 15, 2001 at a rate of 11 3/4% per annum.

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

     On February 21, 1997 the Company issued $420,500,000 of 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to approximately (pound)149 million after issuance costs of approximately (pound)5 million. Interest on the 1997 Notes will be payable on February 15 and August 15 of each year commencing August 15, 2002.

     The 1994 Notes, 1995 Notes and the 1997 Notes (collectively "the Discount Notes") are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

     The Discount Notes are stated net of unamortized discount of approximately (pound)218 million ($358 million) and (pound)151 million ($251 million) at December 31, 1997 and 1998 respectively. The discount is being accreted through the consolidated statement of operations such that the Company recognizes a fixed rate of interest, the total accretion for the year being (pound)55 million ($90 million) and (pound)64 million ($104 million) in 1997 and 1998 respectively.

     The costs relating to the issue of the Discount Notes have been deferred and are shown as deferred financing costs in the consolidated balance sheet. These costs are being amortized over the term of the Discount Notes, where appropriate, as an adjustment of yield.

     On February 6, 1998 Diamond Holdings plc, a wholly-owned subsidiary of the Company, issued (pound)135,000,000 of 10% Senior Notes due February 1, 2008 and $110,000,000 of 9 1/8% Senior Notes due February 1, 2008 (together "the Senior Notes") at par. The Senior Notes are unconditionally guaranteed as to principal, interest and any other amounts due by the Company. Total proceeds received by Diamond Holdings plc amounted to (pound)195 million after issuance costs of (pound)7 million. Interest on the Senior Notes is payable in arrears on February 1 and August 1 of each year commencing August 1, 1998.

     The Discount Notes and Senior Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with Affiliates of Related Persons (note 15).

     The Discount Notes and Senior Notes all mature after more than five years.

                        DIAMOND CABLE COMMUNICATIONS PLC

10.   COMMITMENTS AND CONTINGENCIES

CAPITAL AND OPERATING LEASES

     The Group leases business offices and uses certain equipment under lease arrangements accounted for as operating leases. Minimum rental expenses under such arrangements amounted to (pound)1,158,000, (pound)1,246,000 and (pound)1,603,000 in 1996, 1997 and 1998 respectively.

     Future minimum lease payments under capital and operating leases are summarized as follows as of December 31, 1998:

                                                    Capital            Operating
                                                     leases               leases
                                                     ------               ------
                                                         (in thousands)

1999.........................................    (pound) 3,102     (pound) 1,248
2000.........................................            2,827               972
2001.........................................            1,526               618
2002.........................................              316               359
2003.........................................                1               271
2004 and thereafter..........................                -             2,148
Imputed interest.............................             (683)
                                                 -------------     -------------
                                                 (pound) 7,089     (pound) 5,616
                                                 =============     =============



     It is expected that, in the normal course of business, expiring leases will be renewed or replaced by leases on other properties.

MILESTONES

     The Group is obligated by the milestones in its telecommunications licences and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licences or a shortening of an LDL period or fines.

     The Group has renegotiated its milestone obligations with OFTEL and at December 31, 1998, the Group met the required milestone obligations under each of its telecommunications licences. The Group has completed all of the milestone obligations in its telecommunications licences with the exception of the Leicester and Loughborough franchise, where the final milestone falls due in 1999.

         Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications licence, and consequent delays in the commencement of construction, the Group did not meet its annual LDL milestones in six of the seven LDL franchises at the end of 1997, although construction has now commenced in all of the seven LDL franchises. Following an application by the Group to the ITC, the ITC modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir. The Group has met the modified milestone obligations in all of its LDL franchises as at December 31, 1998, except in relation to its Ravenshead franchise.

     The Group has not been subject to date to any enforcement action by OFTEL or the ITC due to missed milestones. Although there can be no assurance that OFTEL or the ITC will not take enforcement action in the future, the Group considers such action unlikely, particularly in light of the government's new policy of removing the exclusivity of existing cable television franchises from January 1, 2001, or earlier if the current licence holder requests that its exclusive licence be replaced with a non-exclusive licence. Such non-exclusive licences are no longer required by the ITC to contain build schedules.

                        DIAMOND CABLE COMMUNICATIONS PLC

10.   COMMITMENT AND CONTINGENCIES (continued)

LIQUIDITY

     The consolidated financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended December 31, 1996, 1997 and 1998 the Group incurred net losses of, (pound)35.8 million, (pound)76.6 million and (pound)84.0 million respectively.

     The Group is obligated by the milestones in its telecommunications licenses and LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. The Group's continuation to build out its network is dependent upon its ability to obtain sufficient debt and/or equity financing in order to meet its network milestones. The inability of the Group to secure financing in addition to that currently available could result in a failure to comply with the build milestones set forth in its licenses to operate, and ultimately could lead to the revocation of such licenses. Under such conditions the Group may be unable to continue to operate.

     To the extent that the amount required to complete the Group's network to meet its milestones exceeds its estimates, the annualized cash flow of certain subsidiaries does not meet expectations, or the Group continues constructing the network beyond its milestone obligations, the amount of additional debt or other financing required will increase.

     Following the acquisition of the Company by NTL Incorporated ("NTL"), as described in note 21, NTL have confirmed their intention to provide financial support to the Company for the foreseeable future.

OTHER COMMITMENTS AND CONTINGENCIES

     The Company has agreed to pay a fee of $12 million to Goldman, Sachs & Co and Columbia Management for their role as joint financial advisers to the Company in examining potential business opportunities or other strategic alternatives leading up to the share exchange. At December 31, 1998 no amounts had been provided as the liability was contingent on the consummation of the share exchange which occurred on March 8, 1999, as described in note 21.

     One of the Group's civils contractors has commenced proceedings against the Group for approximately (pound)7.1 million. The Group believes it has defences to the claim and intends to resist the litigation vigorously.

11.  MORTGAGE LOAN

     The Group entered into a mortgage loan agreement of (pound)2.5 million to fund the construction of the Company's headquarters in Nottingham. The mortgage is repayable over a period of 20 years from July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

12.  SHAREHOLDERS' EQUITY/(DEFICIT)

     The authorized and issued share capital of DCL during 1992 consisted of two (pound)1 par value ordinary shares. On July 3, 1993 the shareholders agreed to a four-for-one share split such that the share capital consisted of eight 25 pence ordinary shares. In addition on such date DCL issued an additional 392 shares in consideration of a reduction in the amount of advances from shareholders of (pound)3.87 million.

     On February 18, 1994, a further 1,780 DCL ordinary shares of 25 pence each were issued for a total consideration of (pound)17.59 million. The proceeds of the issue were used to repay the advance from shareholders.

                        DIAMOND CABLE COMMUNICATIONS PLC

12.  SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

     On May 6, 1994 the authorized share capital of DCL was increased to (pound)1,000,001 divided into 4,000,000 ordinary shares of 25 pence each and six 'A' class shares of 25 pence each. The six 'A' shares have now been converted into non-voting deferred shares in accordance with the Articles of Association of DCL. The deferred shares entitle holders thereof only to the repayment of the amounts paid up on such shares after payment in respect of each Ordinary Share of (pound)100,000. The holders of deferred shares are not entitled to the payment of any dividend or other distribution.

     On May 13, 1994 DCL's principal shareholder made a capital contribution to DCL in the amount of $1.3 million ((pound)863,000).

     On May 17, 1994 DCL issued six 'A' shares for cash at par and, for nil consideration an additional 999 ordinary shares of 25 pence each to each of its shareholders for each of the 2,180 ordinary shares held at that time.

     On July 6, 1994 DCL issued a further 574,682 ordinary shares of 25 pence each to European Cable Capital Partners LP ("ECCP") for a consideration of (pound)15.44 million (net of (pound)1 million financing fees) which had been advanced to DCL at various dates in May and June 1994 pending formal issue of these ordinary shares. At such date a bonus allotment of 146,981 ordinary shares of 25 pence each was made to the holders of A shares in accordance with the rights attaching to the A shares.

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

     At September 1, 1994 the authorized share capital of the Company was 70,000,000 ordinary shares of 2.5p each and six 'A' shares of 25 pence each of which 29,016,630 ordinary shares and six 'A' shares were outstanding. The six 'A' shares conferred certain anti-dilution rights and have now been converted into non-voting deferred shares in accordance with the Articles of Association.

     On October 11, 1994, the Company issued 2,298,728 ordinary shares of 2.5 pence each to a wholly owned subsidiary of Investor Investments AB, a company incorporated in Sweden, for gross proceeds of (pound)6.57 million. A total of 587,874 ordinary shares of 2.5 pence each were allotted by way of bonus to the holders of the A shares in accordance with the terms of such shares.

     On February 7, 1995 the Company issued 2,298,728 ordinary shares of 2.5 pence each to Creative Artists Agency Inc. for gross proceeds of (pound)6.57 million. A further 587,873 ordinary shares of 2.5 pence each were allotted by way of a bonus to the holders of the A shares in accordance with the terms of such shares.

     On August 31, 1995, a total of 7,138,700 ordinary shares of 2.5 pence each of the Company were issued to ECCP, Investor Investments AB, Creative Artists Agency Inc. and William McDonald for gross proceeds of approximately (pound)20.4 million. A further 1,825,642 ordinary shares of 2.5 pence each were allotted on August 31, 1995 and September 4, 1995 by way of a bonus to the holders of the A shares of 25 pence each, in accordance with the terms of such shares. The conditions in the Articles relating to the conversion of the A shares of 25 pence each into non-voting deferred shares of 25 pence each were thereby satisfied and the six A shares of 25 pence each converted automatically into six non-voting deferred shares of 25 pence each on September 4, 1995.

     The deferred shares entitle holders thereof only to the repayment of the amounts paid up on such shares after payment in respect of each ordinary share of (pound)100,000. The holders of deferred shares will not be entitled to the payment of any ordinary dividend or other distributions.

                        DIAMOND CABLE COMMUNICATIONS PLC

12.  SHAREHOLDERS' EQUITY/(DEFICIT) (continued)

     On August 16, 1995, the Company exchanged all its ordinary shares in DCL for ordinary shares of a newly incorporated company, Jewel Holdings Limited ("Jewel"). As a result, DCL became a wholly owned subsidiary of Jewel and Jewel became a wholly owned subsidiary of the Company.

     On June 27, 1996, a total of 15,384,616 ordinary shares of 2.5 pence each of the Company were issued to ECCP, Goldman Sachs, DCI Partners, Investor Investments AB, English Cable Enterprises Inc and Sanford R Climan for gross proceeds of approximately (pound)64.7 million (net of expenses).

     On December 15, 1997, the Company subscribed for shares in a newly incorporated company, Diamond Holdings plc ("Holdings").

     On January 9, 1998, the Company exchanged all its ordinary shares in Jewel for further ordinary shares in Holdings. As a result of these transactions, Jewel became a wholly owned subsidiary of Holdings and Holdings became a wholly owned subsidiary of the Company.

13.  DEBT FINANCING COSTS

     Cash expended for debt financing costs in 1996 consists of payments of (pound)1.15 million to holders of the 1994 Notes in connection with their consent to certain amendments to the 1994 Notes indenture which were made to conform certain provisions thereof to provisions of the 1995 Notes indenture, and payments of (pound)7.94 million relating to the arrangement costs of the Senior Bank Facility (described herein).

14.  SUPPLEMENTAL DISCLOSURE TO CONSOLIDATED STATEMENT OF CASH FLOWS

     Cash  paid  for  interest  was   (pound)1,060,000,   (pound)2,148,000   and
(pound)10,662,000 for the years ended December 31, 1996, 1997 and 1998.

15.  RELATED PARTY TRANSACTIONS

     In 1995 the Group declared a bonus to Mr Davis, former Managing Director, in an amount sufficient to repay his loan from the former majority shareholder, and to meet any related tax liabilities (together amounting to approximately $1.2 million).

      DCL entered into a 10-year Management Agreement with effect from June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by Ralph H. Booth II and Robert T. Goad, shareholders in the Company. As of April 4, 1996, ECE Management assigned its rights and obligations under the Management Agreement to ECE Management International, also controlled by Ralph H. Booth II and Robert T. Goad. As of July 1, 1996 DCL assigned its rights and obligations under the Management Agreement to the Company. Pursuant to the Management Agreement, ECE Management International has agreed to manage and act as agent (under the supervision and control of the Company's board of directors) in connection with the strategic activities of the Company, including preparation of strategic business plans and capital budgets, identification of investment opportunities and strategic issues relating to the construction of the Group's cable network, the operation and administration of the Company's business and the retention of consultants. The contract provides for an annual management fee of $200,000. In addition, the Group has agreed to reimburse ECE Management International for the costs of all expenses incurred in the performance of its duties, and to indemnify ECE Management International from any liability incurred in connection with the performance of its duties, except in the case of ECE Management International's wilful misconduct, gross negligence or bad faith. During 1996, 1997 and 1998, the Group recorded expenses of (pound)1,610,000, (pound)2,061,000 and (pound)2,249,000, respectively, as amounts paid or payable to ECE Management International in connection with management services provided to the Group and all related expenses incurred.

                        DIAMOND CABLE COMMUNICATIONS PLC

15.  RELATED PARTY TRANSACTIONS (continued)

     ECCP is a Delaware  limited  partnership  of which  European  Cable Capital
Partners Holding Inc is the general partner and certain Goldman Sachs affiliates, Booth English Cable Inc and Columbia Management Inc are the limited partners. Under the partnership agreement governing ECCP, the Goldman Sachs affiliates effectively control ECCP, which effectively controls 66.7% of the outstanding shares of the Company at December 31, 1998. In addition, other investment funds managed by Goldman, Sachs & Co or its affiliates directly own 4.2% of the outstanding shares of the Company at December 31, 1998.

OTHER RELATIONSHIPS

     Goldman, Sachs & Co and Goldman Sachs International acted as purchasers in connection with the offering of the Senior Notes and received underwriting commissions of approximately $9,600,000. Goldman, Sachs & Co acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6,750,000. Goldman, Sachs & Co acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6,750,000. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co received underwriting commissions of approximately $4,875,000. Goldman, Sachs & Co acted as advisor in connection with the acquisition of LCL and received an advisory fee for their services amounting to (pound)1,091,000. Goldman Sachs International acted as agent and financial advisor in connection with the negotiation of the Senior Bank Facility for which it has charged fees of approximately (pound)400,000 in 1996. In 1995, Goldman, Sachs & Co charged a fee of $750,000 for financial advisory services that Goldman, Sachs & Co rendered the Company. Goldman, Sachs & Co was the counterparty to foreign exchange contracts entered into by the Company in 1996, 1997 and 1998.

     John Thornton, who is a managing director of Goldman Sachs International and was a Director of the Company until March 8, 1999, is also a director of BSkyB, a principal supplier of programming to the Group and a principal competitor of the Group.

     Robert T Goad, a Director and the Chief Executive Officer of the Company until March 8, 1999 also has an indirect minority interest in ICTL, which has significant cable interests in the UK.

16.  FINANCIAL INSTRUMENTS

INTEREST RATE SWAP

     On July 3, 1995, a subsidiary of EMCG entered into a five year agreement to swap a floating interest rate calculated at sterling LIBOR for a fixed rate of 8.79%. Following acquisition by the Company, the interest rate swap was retained and was recorded on the consolidated balance sheet in other liabilities at its market value at December 31, 1997 of (pound)1.2 million. The interest rate swap was terminated in March 1998, with a payment by the Company of (pound)1.2 million.

FOREIGN EXCHANGE FORWARD CONTRACTS

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (pound)200 million at a rate of $1.6289 to (pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (pound)3.4 million to the Company. Because of changes in prevailing rates, the Company has recorded for the year ended December 31, 1996, an unrealized loss of approximately (pound)8.1 million on the pounds sterling sell forward contract. For the year ended December 31, 1997, the Company has recorded a gain of approximately (pound)11.5 million on the two offsetting forward contracts, reflecting the reversal of the (pound)8.1 million loss referred to above and the approximately (pound)3.4 million cash payment on settlement of the contracts.

                        DIAMOND CABLE COMMUNICATIONS PLC

16.  FINANCIAL INSTRUMENTS (continued)

     The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1. On June 16, 1998 two off-setting agreements were entered into at rates of $1.6326 and $1.6322 to (pound)1. The off-setting contracts were settled on June 17, 1998 with a payment of (pound)1.1 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1997 an unrealized gain of approximately (pound)0.7 million on the two (pound)50 million sell forward contracts. For the year ended December 31, 1998 the company recorded a realized gain of approximately (pound)0.4 million on the settlement of the off-setting contracts reflecting the cash payment on settlement of the contracts in excess of the gain recorded in 1997.

DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS

     CASH AND CASH EQUIVALENTS, TRADE RECEIVABLES, TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES - The carrying amount approximates fair value because of the short maturity of these instruments.

     SENIOR NOTES - The fair value of the senior notes for 1997 has been calculated based on quotations from Goldman, Sachs & Co and are based on discounting the future cash flows to net present values using appropriate market interest rates prevailing at the year end. The fair value of the senior notes for 1998 has been calculated based on quoted bid prices at the year end provided by CIBC Oppenheimer. The following table compares the carrying value with the fair value of the debt:

                                                                                Year ended 31
                                                                                 December

                                                                   1997                  1998               1997                1998
                                                               Carrying              Carrying               Fair                Fair
                                                                  value                 value              value               value

                                                                                         (in thousands)

1994 Notes............................................   (pound)138,726        (pound)155,809     (pound)155,333      (pound)166,315
1995 Notes............................................          230,599               255,366            249,688             262,636
1997 Notes............................................          165,536               181,588            174,067             183,027
                                                         --------------        --------------     --------------      --------------
                                                                534,861               592,763            579,088             611,978
Senior notes..........................................                -               201,154                  -             191,427
                                                         --------------        --------------     --------------      --------------
                                                         (pound)534,861        (pound)793,917     (pound)579,088      (pound)803,405
                                                         ==============        ==============     ==============      ==============


CONCENTRATION OF CREDIT RISK AND MARKET RISK

     The Group operates predominantly in one industry segment, the provision of cable television and telecommunications services in certain areas of England. No single customer accounts for 10% or more of consolidated net sales.

     Financial instruments which potentially subject the Group to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Group places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base. At December 31, 1998, the Group had no significant concentrations of credit risk.

     The Group's revenues are generated in pounds sterling while the interest and principal obligations with respect to the Discount Notes will be payable in US dollars. While the Company's policy has previously been not to enter into hedging contracts it did enter into foreign exchange forward contracts during 1996, 1997 and 1998 (discussed herein). Changes in currency exchange rates may continue to have a material effect on the results of operations of the Group.

                        DIAMOND CABLE COMMUNICATIONS PLC

17.  SHARE OPTIONS

     The Group adopted a Senior Management Option Scheme on October 27, 1994. Under the scheme, the Board of Directors may, for a period of 10 years, grant options over Shares with an exercise price of (pound)3.44 or such other price as the Board of Directors may determine, to executives or other individuals associated with the Group selected by the Board of Directors. Options granted on or before April 30, 1995 can be exercised as to 50% of the shares subject to the option on or after June 30, 1998 and as to the other 50% on or after June 30, 1999, in each case, until the seventh anniversary of the date of grant of the option. Options granted after April 30, 1995 can only be exercised as to 50% on or after the fourth anniversary of the date of grant, and as to the remaining 50%, on or after the fifth anniversary of the date of grant, in each case, until the seventh anniversary of the date of grant of the option. Options may be exercised early in certain circumstances if the option holder ceases to be a director or employee of the Group or if there is a change in control of the Group.

     According to the rules of the Senior Management Option Scheme, the aggregate number of shares which have been or may be issued pursuant to options granted under the Senior Management Option Scheme and options granted under any other option scheme of the Group may not exceed 10% of the Company's then current issued share capital.

     Options over a total of 728,000 shares were granted to directors, senior management and certain principals of ECE Management on February 23, 1995 and July 19, 1995 under the Senior Management Option Scheme with an exercise price of (pound)3.44. Of these 218,000 were granted to Gary Davis and 10,000 to Lord Pym.

     On October 24, 1995, options over a total of 490,000 shares were granted to directors, senior management and certain principals of ECE Management under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share.

     Options over a total of 77,500 shares were granted to directors and senior management on May 7, 1997 and November 19, 1997 under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share.

     Options over a total of 45,000 shares were granted to directors and senior management on June 9, 1998 under the Senior Management Option Scheme with an exercise price of (pound)4.11 per share.

     Options were granted on January 5, 1995 to CGT, in which Mr Davis and his family are shareholders, over 654,000 shares with an exercise price of (pound)3.44 and are exercisable at any time up to January 5, 2002. These options were not granted under the Senior Management Option Scheme but are subject to some of the provisions of the Senior Management Option Scheme.

     The following table sets forth the number of options in issue:

       At                           At                                       At                                      At
  January      Forfeited      December       Granted      Forfeited     December     Granted    Forfeited      December
  1, 1996        in 1996      31, 1996       in 1997        in 1997     31, 1997     in 1998      in 1998      31, 1998
  -------        -------      --------       -------        -------     --------     -------      -------      --------
                                                    (in thousands)

    1,872            (45)        1,827           77          (370)        1,534          45          (10)         1,569
    =====       ========      ========       ======       =======       =======      ======       ======       ========



     Options over 654,000 shares were exercisable at December 31, 1996, 1997 and 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC

17.  SHARE OPTIONS (continued)

     No compensation expense has been recorded for these options under the recognition provisions of APB 25 as they were all granted at a price which approximated the market value at the date of grant.

     The following pro-forma summary shows the reported net loss as if the fair value based accounting method prescribed by SFAS No. 123 had been used to account for stock-based compensation cost. In the absence of a reported share price and restrictions on dividend payments, the fair value of the options has been estimated using a risk-free interest rate based on prevailing interest rates of 6.25%, 7.5% and 7.0% for options granted in 1995, 1996 and 1997 and assuming options are exercised on the seventh anniversary of the date of the grant. The pro-forma compensation cost for 1996, 1997 and 1998 is (pound)0.33 million, (pound)0.15 million and (pound)0.27 million respectively. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income/loss for future years.

                                              Year ended
                                              December 31
                             --------------------------------------------------
                                   1996             1997               1998
                                  ------           ------             ------
                                               (in thousands)

Pro-forma net loss.........  (pound)(36,164)   (pound)(76,754)   (pound)(84,290)
                             ==============    ==============    ==============


18.  SENIOR BANK FACILITY AND RESTRICTION OF NET ASSETS

     In August 1996, certain of the Company's subsidiaries entered into a senior bank lending agreement, which provided for a borrowing facility of up to an aggregate amount of (pound)340 million. In February 1997, the Senior Bank Facility was amended, and the Group has subsequently negotiated further amendments to the facility. These amendments included a reduction in the amount to be available for borrowing under the facility to (pound)175 million to reflect the additional proceeds available to the Group through the issuance of the 1997 Notes. No funds were drawn under the facility. The issuance of the Senior Notes in February 1998 replaces, in large part, the expected borrowing under the Senior Bank Facility. As a condition to the issuance of the Senior Notes, therefore, the Group provided notice to terminate the Senior Bank Facility on February 6, 1998. For the year ended December 31, 1997 the Group recorded a charge of (pound)8.0 million representing the write-off of the deferred financing cost (principally origination fees and expenses) that had been carried on the consolidated balance sheet.

                        DIAMOND CABLE COMMUNICATIONS PLC

19.  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X. They also represent the financial statements of the Guarantor of the offering of Senior Notes by Diamond Holdings plc in February 1998.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                          PERIOD ENDED DECEMBER 31
                                                                          ------------------------
                                                                   1996                1997                1998               1998
                                                                   ----                ----                ----               ----
                                                                                                                          (note A)
                                                                               (in thousands)

Selling, general and administrative...................   (pound) (1,468)     (pound) (2,285)     (pound) (2,897)          $(4,817)
Equity accounted share of net losses of subsidiaries..          (25,391)            (87,672)            (88,568)         (147,271)
Interest income.......................................           40,119              56,417              71,804           119,396
Interest expense and amortization of
  debt discount and expenses..........................          (39,100)            (56,393)            (65,395)         (108,739)
Foreign exchange gains/(losses), net..................           (1,542)              1,016                (366)             (609)
Unrealized (loss)/gain on derivative financial
  instruments.........................................           (8,118)                726                   -                 -
Realized gain on derivative financial instruments.....                -              11,553                 388               645
                                                         --------------      --------------      --------------         ---------
Loss before income taxes..............................          (35,500)            (76,638)            (85,034)         (141,395)
Income taxes..........................................                -                   -                   -                 -
                                                         --------------      --------------      --------------         ---------
NET LOSS..............................................   (pound)(35,500)     (pound)(76,638)     (pound)(85,034)        $(141,395)
                                                         ==============      ==============      ==============         =========




     See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

19.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                            CONDENSED BALANCE SHEETS

                                                                                                          AT DECEMBER 31
                                                                                                          --------------
                                                                                             1997              1998            1998
                                                                                           ------            ------           ------
                                                                                                                            (note A)
                                                                                               (in thousands except share data)

                                 ASSETS

Investments in and advances to subsidiaries..................................... (pound)  468,167    (pound)443,446       $ 737,362
Cash and cash equivalents.......................................................           28,697            28,366          47,167
Other assets....................................................................              822               109             181
Deferred financing costs (less accumulated amortization of
  (pound)2,627 and(pound)4,196 at December 31, 1997 and 1998 respectively)......           15,533            14,041          23,348
                                                                                 ----------------    --------------       ---------

TOTAL ASSETS.................................................................... (pound)  513,219    (pound)485,962        $808,058
                                                                                 ================    ==============       =========

             LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

Other liabilities .............................................................. (pound)      869    (pound)    895       $   1,488
Senior discount notes...........................................................          534,861           592,763         985,646
Shareholders' equity/(deficit)..................................................
  Ordinary shares: 70,000,000 authorized;
    59,138,791 shares issued at December 31, 1997 and 1998......................            1,478             1,478           2,458
  Non-voting deferred shares:
     6 shares authorized and issued at December 31, 1997 and 1998...............                -                 -               -
  Additional paid-in-capital....................................................          134,466           134,466         223,590
  Accumulated other comprehensive loss..........................................             (170)             (321)           (533)
  Accumulated deficit...........................................................         (158,285)         (243,319)       (404,591)
                                                                                 ----------------    --------------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)............................ (pound)  513,219    (pound)485,962       $ 808,058
                                                                                 ================    ==============       =========




          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

19.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

             CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

                                                                               Non-voting
                                           Ordinary shares                   deferred shares
                                       Number          (pound)             Number        (pound)

                                                   (in thousands except share data)
BALANCE AT

 JANUARY 1, 1996...............    43,754,175      (pound)1,094                6       (pound)   -
Shares issued and
 capital contributions
 (net of expenses).............    15,384,616               384                -                 -
Unrealized loss on
 securities....................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1996............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========

BALANCE AT
 JANUARY 1, 1997...............    59,138,791      (pound)1,478                6                 -
Unrealized gain on
 securities....................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1997............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========

BALANCE AT
 JANUARY 1, 1998...............    59,138,791      (pound)1,478                6                 -
Unrealized loss on
  securities...................             -                 -                -                 -
Net loss.......................             -                 -                -                 -
Comprehensive loss.............
                                   ----------      ------------        ---------       -----------

BALANCE AT
  DECEMBER 31, 1998............    59,138,791      (pound)1,478                6                 -
                                   ==========      ============        =========       ===========




                                                    Accumulated                               Total
                                   Additional             other                       Shareholders'
                                      Paid-in     comprehensive      Accumulated            Equity/
                                      Capital              loss          Deficit          (Deficit)
                                        (in thousands except share data)
BALANCE AT
 JANUARY 1, 1996..............  (pound)70,186       (pound)   -  (pound) (46,147)  (pound)  25,133
Shares issued and
 capital contributions
 (net of expenses)............         64,280                 -                -            64,664
Unrealized loss on                                                                         --------
 securities...................              -              (197)               -          |   (197)|
Net loss......................              -                 -          (35,500)         |(35,500)|
                                                                                           --------
Comprehensive loss............                                                             (35,697)
                               --------------       -----------  ---------------   ---------------

BALANCE AT
 DECEMBER 31, 1996............ (pound)134,466       (pound)(197) (pound) (81,647)  (pound)  54,100
                               ==============       ===========  ===============   ===============

BALANCE AT
 JANUARY 1, 1997.............. (pound)134,466       (pound)(197) (pound) (81,647)  (pound)  54,100
Unrealized gain on                                                                        ---------
 securities...................              -                27                -         |      27 |
Net loss......................              -                 -          (76,638)        | (76,638)|
                                                                                          ---------
Comprehensive loss............                                                             (76,611)
                               --------------       -----------  ---------------   ---------------

BALANCE AT
  DECEMBER 31, 1997........... (pound)134,466       (pound)(170) (pound)(158,285)  (pound) (22,511)
                               ==============       ===========  ===============   ===============

BALANCE AT
 JANUARY 1, 1998.............. (pound)134,466       (pound)(170) (pound)(158,285)  (pound) (22,511)
Unrealized loss on                                                                         --------
  securities..................              -              (151)               -          |   (151)|
Net loss......................              -                 -          (85,034)         |(85,034)|
                                                                                           --------
Comprehensive loss............                                                             (85,185)
                               --------------       -----------  ---------------   ---------------

BALANCE AT
  DECEMBER 31, 1998........... (pound)134,466       (pound)(321) (pound)(243,319)  (pound)(107,696)
                               ==============       ===========  ===============   ===============



         See accompanying Notes to the Consolidated Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

19.   CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      PERIOD ENDED DECEMBER 31
                                                                                      ------------------------
                                                                      1996              1997              1998             1998
                                                                      ----              ----              ----             ----
                                                                                                                        (note A)
                                                                                           (in thousands)

Cash flows from operating activities:
Net loss.................................................  (pound) (35,500)   (pound)(76,638)   (pound)(85,034)       $(141,395)
Adjustments to reconcile net loss to net cash
(used in)/provided by operating activities:
  Equity accounted share of net losses of subsidiaries...           25,391            87,672            88,568          147,271
  Foreign exchange losses/(gains)........................              820            (2,524)              318              529
  Accrued interest on advances to subsidiaries...........          (39,581)          (53,998)          (70,065)        (116,504)
  Amortization of deferred financing costs...............              943             1,302             1,569            2,609
  Accretion of senior note discount......................           38,157            55,038            63,826          106,130
  Change in operating assets and liabilities:
    Change in other assets...............................             (102)               18               713            1,186
    Change in other liabilities..........................            8,380            (8,282)               26               43
                                                           ---------------    --------------    --------------        ---------
Net cash (used in)/provided by operating activities......           (1,492)            2,588               (79)            (131)
                                                           ---------------    --------------    --------------        ---------
Cash flows from investing activities:
  Advances to subsidiaries...............................          (45,306)         (138,652)              (24)             (40)
                                                           ---------------    --------------    --------------        ---------
Net cash used in investing activities....................          (45,306)         (138,652)              (24)             (40)
                                                           ---------------    --------------    --------------        ---------
Cash flows from financing activities:
  Proceeds of issue of debt..............................                -           153,691                 -                -
  Debt financing costs...................................           (1,637)           (4,989)              (77)            (128)
  Issue of shares and capital contributions
     (net of expenses)...................................           64,664                 -                 -                -
                                                           ---------------    --------------    --------------        ---------
Net cash provided by/(used in) financing activities......           63,027           148,702               (77)            (128)
                                                           ---------------    --------------    --------------        ---------
Net increase/(decrease) in cash .........................           16,229            12,638              (180)            (299)
Cash and cash equivalents at beginning of year...........                -            16,032            28,697           47,717
Effect of exchange rate changes on cash and
  cash equivalents.......................................             (197)               27              (151)            (251)
                                                           ---------------    --------------    --------------        ---------
Cash and cash equivalents at end of year.................   (pound) 16,032    (pound) 28,697    (pound) 28,366         $ 47,167
                                                           ===============    ==============    ==============        =========




          See accompanying Notes to the Condensed Financial Statements

                        DIAMOND CABLE COMMUNICATIONS PLC

19.  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

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

     All amounts herein are shown in Pounds Sterling ("(pound)") and for the year 1998 also are presented in US dollars, the latter being unaudited and presented solely for the convenience of the reader, at the rate of (pound)1 = $1.6628, the Noon Buying Rate of the Federal Reserve Bank of New York on December 31, 1998.

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

     FOREIGN CURRENCIES - The primary economic environment in which the Group operates is the United Kingdom and hence its reporting currency is the United Kingdom Pound Sterling ("(pound)"). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date and gains or losses on translation are included in the statement of operations. Foreign exchange forward contracts which do not hedge firm commitments are accounted at market value with reported gains and losses recorded in the statement of operations.

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

     The interest income on these loans in 1997 and 1998 was (pound)54.0 million and (pound)70.1 million respectively.

                        DIAMOND CABLE COMMUNICATIONS PLC

19.  CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

C.   COMMITMENTS AND CONTINGENCIES

     COMMITMENTS - The Company has agreed to pay a fee of $12 million to Goldman, Sachs & Co and Columbia Management for their role as joint financial advisers to the Company in examining potential business opportunities or other strategic alternatives leading up to the share exchange. At December 31, 1998 no amounts had been provided as the liability was contingent on the consummation of the share exchange which occurred on March 8, 1999, as described in note 21.

      LIQUIDITY - The financial statements have been prepared on a basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1996, 1997 and 1998 the Group incurred net losses of (pound)35.8 million, (pound)76.6 million and (pound)84.0 million respectively.

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

     Following the acquisition of the Company by NTL Incorporated ("NTL"), as described in note 21, NTL have confirmed their intention to provide financial support to the Company for the foreseeable future.

20.  SUMMARIZED FINANCIAL INFORMATION ABOUT DIAMOND HOLDINGS PLC

     The following table presents summarised consolidated financial information for Diamond Holdings plc ("Holdings") as of and for the year ended December 31, 1998. This summarized financial information is being provided pursuant to Section G of Topic I of Staff Accounting Bulletin No. 53 "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent". The 1998 Notes have been guaranteed by the Company as to principal, interest and other amounts due. The Company will continue to provide such summarized information for Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.

     Holdings was incorporated under the laws of England and Wales on December 15, 1997. Holdings is a wholly owned subsidiary of Diamond Cable Communications Plc ("the Company") and, on January 16, 1998 became the intermediate holding company which holds all the shares of all group companies. The summarized financial information shows operating results as if Holdings became the intermediate holding company on January 1, 1998.

     Holdings raised approximately (pound)195 million by the offer of Senior Notes in February 1998. The proceeds will be used by the Group for general corporate purposes, including to fund a portion of the costs of constructing the network in the Group's franchise area and related working capital. The Senior Notes are unconditionally guaranteed by the Company.

                        DIAMOND CABLE COMMUNICATIONS PLC

20.  SUMMARIZED FINANCIAL INFORMATION ABOUT DIAMOND HOLDINGS PLC (continued)

                                                                   17 days ended                    Year Ended
                                                               December 31, 1997             December 31, 1998
                                                                                 (in thousands)

SUMMARIZED CONSOLIDATED INCOME STATEMENT INFORMATION

Revenue                                                             (pound)     -              (pound)  88,756
Operating costs and expenses                                                    -                      105,914
Net loss for the period                                             (pound)     -              (pound) (87,556)
                                                                    =============              ===============


                                                                December 31, 1997            December 31, 1998
                                                                                 (in thousands)

SUMMARIZED CONSOLIDATED BALANCE SHEET INFORMATION

Fixed and non-current assets                                         (pound)    -              (pound) 553,740
Current assets                                                                 50                      148,415
                                                                    -------------              ---------------

Total assets                                                         (pound)   50              (pound) 702,155
                                                                    =============              ===============


Current liabilities                                                  (pound)    -              (pound)  48,030
Non-current liabilities                                                         -                      887,542
Shareholders equity/(deficit)                                                  50                     (233,417)
                                                                    -------------              ---------------
Total liabilities and shareholders interest                          (pound)   50              (pound) 702,155
                                                                    =============              ===============


21.   SUBSEQUENT EVENT

     On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each had agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL Incorporated ("NTL"), an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). On March 8, 1999, the share exchange (the "Share Exchange") contemplated by the Share Exchange Agreement, dated as of June 16, 1998, as amended (the "Share Exchange Agreement"), among NTL and the shareholders of the Company, was consummated. Pursuant to the Share Exchange Agreement, on March 8, 1999, all of the issued and outstanding ordinary shares, par value 2.5p per share, of the Company and all of the issued and outstanding deferred shares, par value 25p per share, of the Company were exchanged for shares of NTL's common stock, par value $.01 per share. As a result of the Share Exchange the Company became a wholly owned subsidiary of NTL.

     In connection with provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount following a "change of control", the Company has commenced offers to repurchase its outstanding debt securities. It is expected that these offers will be launched on or about April 1, 1999 and will expire on or about April 30, 1999.

     In  connection  with the Share  Exchange,  as of March 8,  1999,  the Group terminated the Management Agreement, dated July 5, 1994, as amended by a supplemental agreement, dated February 27, 1997, with ECE Management International, LLC.

                        DIAMOND CABLE COMMUNICATIONS PLC

22.  DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     The Group offers three basic services over its network infrastructure, (i) residential telephone services; (ii) business telecommunications services; and
(iii) cable television services. The gross revenues derived from these services are disclosed in the consolidated statement of operations. Due to the integrated nature of the Group's network infrastructure the Group only reports the direct costs of cable television programming and combined residential and business telephone expenses. Other expenses and assets are not allocated between segments.

     Accordingly, the reported profit by segment, is as follows:


                                                                                          Year ended December 31
                                                                                          ----------------------
                                                                                 1996                 1997         1998
                                                                                 ----                 ----         ----
                                                                                               (in thousands)


Business and residential telephone:
   Revenue..............................................    (pound)27,486        (pound)43,703         (pound)64,570
   Direct operating costs...............................           (9,776)             (12,088)              (15,401)
                                                           --------------       --------------        --------------
   Segment profit.......................................           17,710               31,615                49,169
                                                           --------------       --------------        --------------

Cable television:
   Revenue..............................................           10,091               16,602                24,186
   Direct operating costs...............................           (6,041)              (9,749)              (13,015)
                                                           --------------       --------------        --------------
   Segment profit.......................................            4,050                6,853                11,171
                                                           --------------       --------------        --------------

Total segmental profit..................................           21,760               38,468                60,340
Selling, general and administrative.....................          (22,391)             (27,192)              (37,157)
Depreciation and amortization...........................          (21,380)             (27,620)              (43,238)
                                                           --------------       --------------        --------------

Consolidated operating loss.............................   (pound)(22,011)      (pound)(16,344)       (pound)(20,055)
                                                           ==============       ==============        ==============