Form 10-Q
period 1999-03-31
DIAMOND CABLE COMMUNICATIONS PLC
filed 1999-05-10
CIK 929649

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 33-83740

                        Diamond Cable Communications Plc
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      England and Wales                                           N/A
---------------------------------------------                -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  Diamond Plaza, Daleside Road
  Nottingham NG2 3GG, England                                     N/A
---------------------------------------------                -------------------
(Address of principal executive offices)                     (Zip code)

                                 44-115-912-2242
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

         The number of shares outstanding of the Registrant's Ordinary Shares of
2.5 pence each outstanding as of March 31, 1999 was 59,138,791.

                        DIAMOND CABLE COMMUNICATIONS PLC

                                      INDEX


                                                                            Page
                                                                            ----


INTRODUCTION .......................................................           3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Unaudited condensed consolidated statements of
           operations--Three months ended
           March 31, 1999 and 1998.................................            5

         Condensed consolidated balance sheets--
           March 31, 1999 and December 31, 1998....................            6

         Unaudited condensed consolidated statement of
           shareholders' equity -- Three months
           ended March 31, 1999....................................            7

         Unaudited condensed consolidated statements of cash
           flows -- Three months ended March 31, 1999
           and 1998................................................            8

         Notes to the unaudited condensed consolidated
           financial statements....................................            9


Item 2.  Management's Discussion and Analysis of Results
           of Operations and Financial Condition...................           13

Item 3.  Quantitative and Qualitative disclosures
           about market risk.......................................           23


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..........................           24


SIGNATURES.........................................................           25

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

         The Group operates a telecommunications and cable television business focused on the East Midlands area of England. The Group is currently constructing a broadband fiber-optic network to serve the approximately 1.2 million homes and an estimated 60,600 businesses within its contiguous franchise areas. As of March 31, 1999, the Group's cable television and telecommunications network had passed by civils construction approximately 722,400 homes and an estimated 31,700 businesses, of which portions of the network passing approximately 702,700 homes and an estimated 31,600 businesses had been activated. As of that date, the Group also had approximately 248,100 residential telephone lines, 131,100 cable television subscribers and 42,400 business telephone lines. Through that date, (pound)595 million had been invested (at original cost) in the construction of the network and related systems.

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

         The Company operates only in the United Kingdom and, accordingly, publishes its financial statements in pounds sterling. In this Report, references to "pounds sterling," "(pound)" "pence" or "p" are to the lawful currency of the United Kingdom and references to "U.S. dollars," "$" or "(cent)" are to the lawful currency of the United States. Merely for convenience, this Report contains translations of certain pound sterling amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the pound sterling amounts actually represent such U.S. dollar amounts or could have been or could be converted into U.S. dollars at the rate indicated or at any other rate. Unless otherwise indicated, the translations of pounds sterling into U.S. dollars have been made at $1.6140 per (pound)1.00, the noon buying rate in The City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York (the "Noon Buying Rate") on March 31, 1999. On May 7, 1999, the Noon Buying Rate was $1.6350 per (pound)1.00.

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each had agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL Incorporated ("NTL"), an alternative telecommunications company in the UK, the common stock of which is quoted on NASDAQ (NTLi). On March 8, 1999, the share exchange (the "Share Exchange") contemplated by the Share Exchange Agreement, dated as of June 16, 1998, as amended (the "Share Exchange Agreement"), among NTL and the shareholders of the Company, was consummated. As a result of this transaction, all of the issued and outstanding ordinary shares, par value 2.5p per share (the "Ordinary Shares") of the Company and all of the issued and outstanding deferred shares, par value 25p per share (the "Deferred Shares," and together with the Ordinary Shares, the "Company Shares") of the Company were exchanged for shares of NTL's common stock, par value $.01 per share (the "NTL Common Stock"). As a result of the Share Exchange, the Company became a wholly-owned subsidiary of NTL.

         In connection with provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount following a "change of control", the Company commenced offers to repurchase its outstanding debt securities on April 1, 1999. The offers expired on April 30, 1999. The Company will pay approximately $105,000 to repurchase the tendered debt securities.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                     DIAMOND CABLE COMMUNICATIONS PLC

                        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  THREE MONTHS ENDED MARCH 31,
                                                  ------------------------------------------------------

                                                        1998               1999               1999
                                                  ----------------   ----------------   ----------------
                                                                                             (note 1)
                                                                     (in thousands)
REVENUE
Business telecommunications....................   (pound) 4,332      (pound) 5,733          $ 9,253
Residential telephone..........................           9,840             14,406           23,251
Cable television...............................           5,459              7,164           11,563
                                                 --------------      -------------         --------
                                                         19,631             27,303           44,067
                                                 --------------      -------------         --------

OPERATING COSTS AND EXPENSES
Telephone......................................          (3,738)            (5,581)          (9,008)
Programming....................................          (3,025)            (3,932)          (6,346)
Selling, general, and
  administrative...............................          (8,729)           (11,023)         (17,791)
Depreciation and amortization..................          (9,320)           (12,568)         (20,285)
Other expenses (note 4) .......................            --               (8,533)         (13,772)
                                                 --------------      -------------         --------
                                                        (24,812)           (41,637)         (67,202)
                                                 --------------      -------------         --------
OPERATING LOSS.................................          (5,181)           (14,334)         (23,135)

Interest income................................           3,006              2,361            3,811
Interest expense and amortization of debt
  discount and expenses........................         (18,959)           (23,445)         (37,840)
Foreign exchange (losses)/gains, net...........          12,497            (19,996)         (32,274)
Unrealized loss on derivative financial
  instruments..................................          (1,914)              --               --
Realized gain on derivative financial
  instruments..................................              24               --               --
                                                 --------------      -------------         --------

Loss before income taxes.......................         (10,527)           (55,414)         (89,438)
Income taxes...................................            --                 --               --
                                                 --------------      -------------         --------


NET LOSS.......................................  (pound)(10,527)    (pound)(55,414)        $(89,438)
                                                 ==============      =============         ========

         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                                    DIAMOND CABLE COMMUNICATIONS PLC

                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         AT DECEMBER 31,             AT MARCH 31,
                                                        ----------------  -----------------------------
                                                                                     (UNAUDITED)

                                                              1998             1999             1999
                                                        ----------------  --------------    -----------
                                                                                              (NOTE 1)
                                                                          (IN THOUSANDS)

                       ASSETS
Cash and cash equivalents ..........................    (pound)164,738    (pound)263,381       $425,097
Trade receivables (net of allowance
  for doubtful accounts of (pound)4,775 at
  December 31, 1998 and (pound)4,760 at
  March 31, 1999)...................................             9,873            12,346         19,926
Other assets........................................             2,229             3,515          5,673
Deferred financing costs (less
  accumulated amortization of
  (pound)4,830 at December 31, 1998 and
  (pound)5,424 at March 31, 1999)...................            20,322            19,729         31,843
Property and equipment, net (note 5)................           465,866           482,658        779,010
Goodwill (less accumulated amortization of
(pound)15,764 at December 31, 1998 and
(pound)16,976 at March 31, 1999)....................            81,196            79,984        129,094
Franchise costs (less accumulated
  amortization of (pound)142 at December 31,
  1998 and (pound)150 at March 31, 1999)............               397               389            628
                                                        --------------    --------------    -----------
                    TOTAL ASSETS                        (pound)744,621    (pound)862,002     $1,391,271
                                                        ==============    ==============    ===========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable....................................     (pound)28,514     (pound)27,479        $44,351
Accounts payable deposit (note 7)...................                --           116,596        188,186
Other liabilities...................................            20,411            38,604         62,307
Senior discount notes...............................           592,763           628,463      1,014,339
Senior notes........................................           201,154           203,154        327,891
Capital lease obligations...........................             7,089             6,482         10,462
Mortgage loan.......................................             2,386             2,366          3,819
Shareholders' equity
  Ordinary shares (70,000,000 authorized;
    59,138,791 issued at December 31, 1998 and
    at March 31, 1999)..............................             1,478             1,478          2,385
  Non-voting deferred shares (6 shares authorized
  and issued at December 31, 1998 and March 31,
  1999).............................................                --                --             --
  Additional paid-in-capital........................           134,466           134,466        217,028
  Accumulated other comprehensive (loss)/profit.....            (1,367)              601            970
  Accumulated deficit...............................          (242,273)         (297,687)      (480,467)
                                                        --------------    --------------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........    (pound)744,621    (pound)862,002     $1,391,271
                                                        ==============    ==============    ===========

        See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                                                  DIAMOND CABLE COMMUNICATIONS PLC

                                             UNAUDITED CONDENSED CONSOLIDATED STATEMENT
                                                       OF SHAREHOLDERS' EQUITY


                                                                                    ACCUMULATED
                                                         NON-VOTING     ADDITIONAL     OTHER                             TOTAL
                                                          DEFERRED         PAID-    COMPREHENSIVE    ACCUMULATED      SHAREHOLDERS'
                                     ORDINARY SHARES       SHARES       IN-CAPITAL   (LOSS)/GAIN       DEFICIT          DEFICIT
                                -----------------------  ----------   ------------- -------------  ---------------- ----------------
                                                                        (IN THOUSANDS EXCEPT SHARE DATA)

                                 Number                  Number

BALANCE AT JANUARY 1, 1999..... 59,138,791 (pound)1,478    6    --   (pound)134,466 (pound)(1,367) (pound)(242,273) (pound)(107,696)
Unrealized gain on securities..     --              --    --    --             --           1,968             --              1,968
Net loss.......................     --              --    --    --             --             --           (55,414)         (55,414)
BALANCE AT MARCH 31, 1999...... 59,138,791 (pound)1,478    6    --   (pound)134,466 (pound)   601  (pound)(297,687) (pound)(161,142)

---------------

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

                                          DIAMOND CABLE COMMUNICATIONS PLC

                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------------------
                                                                         1998              1999             1999
                                                                   ---------------   ---------------     ---------
                                                                                                          (NOTE 1)
                                                                                       (IN THOUSANDS)
Cash flows from operating activities:
Net loss.......................................................    (pound)(10,527)   (pound)(55,414)     $(89,438)
Adjustments to reconcile net loss to net cash provided by
operating activities:
  Depreciation and amortization................................             9,320            12,568        20,285
  Unrealized foreign exchange losses/(gains)...................           (12,552)           19,946        32,192
  Accretion of Senior Note discount............................            15,247            17,755        28,657
  Provision for losses on accounts receivable..................               444               (14)          (22)
  Amortization of deferred financing costs.....................               484               593           957

  Change in operating assets and liabilities:
    Change in trade receivables................................              (691)           (2,459)       (3,969)
    Change in other assets.....................................               464            (1,287)       (2,077)
    Change in accounts payable.................................             1,469             2,151         3,472
    Change in accounts payable deposit.........................                 -           116,596       188,186
    Change in other liabilities................................             4,040            18,193        29,363
                                                                   ---------------   ---------------     ---------
Net cash provided by operating activities......................             7,698           128,628       207,606
                                                                   ---------------   ---------------     ---------
Cash flows from investing activities:
  Cash invested in property and equipment......................           (30,091)          (31,160)      (50,292)
  Proceeds from disposition of assets..........................                14                --            --
                                                                   ---------------   ---------------     ---------
Net cash used in investing activities..........................           (30,077)          (31,160)      (50,292)
                                                                   ---------------   ---------------     ---------
Cash flows from financing activities:
  Proceeds of issue of debt....................................           202,381                --            --
  Debt financing costs.........................................            (6,225)               --            --
  Repayment of mortgage loan...................................               (10)              (20)          (32)
  Capital element of capital lease repayments..................              (588)             (773)       (1,248)
                                                                   ---------------   ---------------     ---------
Net cash provided by/(used in)financing activities.............           195,558              (793)       (1,280)
                                                                   ---------------   ---------------     ---------
Net increase in cash and cash equivalents......................           173,179            96,675       156,034
Cash and cash equivalents at beginning of period...............            75,680           164,738       265,887
Effect of exchange rate changes on cash and cash equivalents...            (2,041)            1,968         3,176
                                                                   ---------------   ---------------     ---------
Cash and cash equivalents at end of period.....................    (pound)246,818    (pound)263,381      $425,097
                                                                   ===============   ===============     =========


         See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PREPARATION

         Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The unaudited consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements are stated in pounds sterling ((pound)). Merely for convenience the consolidated financial statements contain translations of certain pound sterling amounts into U.S. dollars at $1.6140 per (pound)1.00, the noon buying rate in the City of New York for cable transfers in pounds sterling as certified for customs purposes by the Federal Reserve Bank of New York on March 31, 1999.

2.   RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS

         The financial statements as of and for the periods ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the management, such statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results for the full year. The interim financial statements should be read in conjunction with the financial information included in the Company's 1998 Annual Report on Form 10-K filed with the SEC.

3.   COMPREHENSIVE LOSS

         Comprehensive loss for the three-month periods to March 31, 1998 and 1999 is shown below:

                                                                 THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------------
                                                          1998               1999              1999
                                                     ---------------    ---------------     ---------
                                                                                             (NOTE 1)
                                                                        (IN THOUSANDS)

Net loss..........................................   (pound)(10,527)    (pound)(55,414)     $(89,438)
Other comprehensive (loss)/profit net of tax:-
  Unrealized (loss)/profit on securities..........           (2,041)             1,968         3,176
                                                     ---------------    ---------------     ---------
Comprehensive loss................................   (pound)(12,568)    (pound)(53,446)     $(86,262)
                                                     ===============    ===============     =========


4.  OTHER EXPENSES

         Other expenses of (pound)8.5 million consist of costs incurred in connection with the Share Exchange Agreement, including fees of (pound)7.4 million paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the Share Exchange.


5.   PROPERTY AND EQUIPMENT

                                       LAND AND          CABLE         OFFICE          MOTOR
                                       BUILDINGS        NETWORK       EQUIPMENT       VEHICLES        TOTAL
                                     ------------   --------------   ------------   ----------   --------------
                                                                   (IN THOUSANDS)
ACQUISITION COSTS

Balance at January 1, 1999.......    (pound)7,483   (pound)538,472  (pound)11,637   (pound)961   (pound)558,553
Additions........................             141           26,761          1,075          164           28,141
Dispositions.....................             --               --             --           --               --
                                     ------------   --------------   ------------   ----------   --------------
Balance at March 31, 1999........           7,624          565,233         12,712        1,125          586,694
                                     ------------   --------------   ------------   ----------   --------------
ACCUMULATED DEPRECIATION
Balance at January 1, 1999.......             680           85,385          6,373          249           92,687
Charge for period................              58           10,642            584           65           11,349
Dispositions.....................             --               --             --           --               --
                                     ------------   --------------   ------------   ----------   --------------
Balance at March 31, 1999........             738           96,027          6,957          314          104,036
                                     ------------   --------------   ------------   ----------   --------------
MARCH 31, 1999 NET BOOK VALUE....           6,886          469,206          5,755          811          482,658
                                     ============   ==============   ============   ==========   ==============
DECEMBER 31, 1998 NET BOOK VALUE     (pound)6,803   (pound)453,087   (pound)5,264   (pound)712   (pound)465,866
                                     ============   ==============   ============   ==========   ==============


6.   COMMITMENTS AND CONTINGENCIES

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

7.   JOINT PURCHASING ALLIANCE AGREEMENT

         The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of purchasing funds of (pound)137 million from various subsidiaries of NTL to act as agent for capital purchases. Funds held by the Company under the Alliance Agreement are recorded on the balance sheet as Cash and Cash Equivalents and Accounts Payable-Deposits.

8.   SHARE EXCHANGE AGREEMENT

         On June 16, 1998, the Company announced that all of the holders of its outstanding ordinary shares of 2.5p each and deferred shares of 25p each had agreed to exchange all outstanding shares in the Company for newly issued shares of common stock of NTL. On March 8, 1999, the Share Exchange contemplated by the Share Exchange Agreement, among NTL and the shareholders of the Company, was consummated. As a result of this transaction, all of the Company Shares were exchanged for NTL Common Stock, and the Company became a wholly-owned subsidiary of NTL.

         In connection with provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount following a "change of control", the Company commenced offers to repurchase its outstanding debt securities on April 1, 1999. The offers expired on April 30, 1999. The Company will pay approximately $105,000 to repurchase the tendered debt securities.

9.   SUMMARIZED FINANCIAL INFORMATION

         On February 6, 1998, Diamond Holdings plc ("Diamond Holdings"), a subsidiary of the Company, issued (pound)135,000,000 in principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 in principal amount of its 91/8% Senior Notes due February 1, 2008 (together, the "1998 Notes".) The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. Net proceeds received by Diamond Holdings amounted to approximately (pound)195 million after issuance costs of approximately (pound)7 million.

         The following table presents summarized consolidated financial information for Diamond Holdings as of and for the three months ended March 31, 1999. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53-- "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent". The Company will continue to provide such summarized financial information for Diamond Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.


                                            Diamond Holdings plc (note a)
                                            --------------------
                                         Year ended          Three months ended
                                     December 31, 1998         March 31, 1999
                                     -------------------    -------------------
                                                   (in thousands)
SUMMARIZED CONSOLIDATED INCOME
STATEMENT INFORMATION
Revenue............................   (pound) 88,756           (pound)27,303
Operating costs and expenses.......          105,914                  33,646
Net loss for the period............   (pound)(87,556)         (pound)(47,078)
                                    ====================    ===================

                                      December 31, 1998       March 31, 1999
                                      -----------------       --------------
                                                   (in thousands)
SUMMARIZED CONSOLIDATED BALANCE
SHEET INFORMATION
Fixed and noncurrent assets........   (pound)553,740          (pound)569,140
Current assets.....................          148,415                  17,022
                                    --------------------    -------------------
Total assets.......................   (pound)702,155          (pound)586,162
                                    ====================    ===================

Current liabilities................    (pound)48,030           (pound)50,933
Noncurrent liabilities.............          849,750                 776,886
Shareholders deficit...............         (195,625)               (241,657)
                                    --------------------    -------------------
Total liabilities and
shareholders interest..............   (pound)702,155          (pound)586,162
                                    ====================    ===================

(a) Diamond Holdings was incorporated on December 15, 1997 and is a wholly-owned, direct subsidiary of Diamond Cable Communications Plc. On January 16, 1998 Diamond Holdings became the intermediate holding company which holds all of the shares of all Group companies. The Summarized Financial Information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

         The Group expended net cash to fund investing activities of (pound)134.3 million and (pound)31.2 million in the year ended December 31, 1998 and the first three months of 1999, respectively. The Group's investing activities consisted almost exclusively of the ongoing construction of the network. Net cash provided by financing activities in the year ended December 31, 1998 was (pound)193.1 million and in the first three months of 1999 net cash used in financing activities was (pound)0.8 million. The Group's net cash provided by operating activities was (pound)31.4 million in the year ended
December 31, 1998 and (pound)128.7 million in the three months to March 31, 1999, of which (pound)116.6 million relates to funds received in connection with the Alliance Agreement. The Group's cash and funding requirements historically have been met principally through the issuance of the Company's senior discount notes in September 1994, December 1995 and February 1997 (collectively, the
"Discount Notes"), as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings, issued the 1998 Notes, raising net proceeds of approximately (pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

         The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group is obligated by the milestones in its telecommunications licenses and its LDLs to construct and activate a network passing an aggregate of 1,021,894 premises within prescribed time periods. Failure by the Group to meet its milestones could potentially subject the Group to enforcement orders from OFTEL or the ITC, which could lead to revocation of the relevant licenses or a shortening of an LDL period or fines. The Group has met the final milestone obligations under all of its telecommunications licenses except in respect of the Leicester and Loughborough franchise. The Group met the required quarterly milestone obligation under its telecommunications license for the Leicester and Loughborough franchise as at March 31, 1999. Principally because of delays by the Department of Trade and Industry in granting the Group a national telecommunications license, and consequent delays in the commencement of construction, the Group did not meet its annual milestones in six of its seven LDL franchises at the end of 1997, although construction has now commenced in all LDL franchises. Following an application by the Group to the ITC, on March 26, 1998 the ITC formally modified the annual build milestone obligations in all of the Group's LDL franchise areas except Vale of Belvoir. The Group has met the modified milestones in all of its LDL franchises at December 31, 1998, except for its Ravenshead franchise.

         The Company expects that the Group's residential cable network will extend approximately 14,300 kilometers (plus 920 kilometers to interconnect the residential build) and pass approximately 1.2 million homes once completed. The Group expects the network to be substantially completed by the end of 2004. The Company currently estimates that the additional capital expenditures from April 1, 1999 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (pound)282 million, although further capital expenditures would be required to substantially complete the network. These expenditures could vary significantly depending on the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, the pace of the Group's construction program and other factors, including those described below.

         At March 31, 1999, the Group had constructed and activated a network comprising approximately 72% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 84% of its aggregate final milestones, which level the Group estimates it will achieve by the end of the second quarter of 2000. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that
(i) the amounts required to construct the Group's network to meet its milestones exceed its estimates, (ii) the Group's cash flow does not meet expectations or
(iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

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

         In connection with change of control provisions in each of the indentures pursuant to which the Group's debt securities were issued, which require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount, the Company commenced offers to repurchase its outstanding debt securities on April 1, 1999. The offers expired on April 30, 1999. The Company will pay approximately $105,000 to repurchase the tendered debt securities.

SELECTED OPERATING DATA

         The following table sets forth certain data concerning the Group's franchises at and for the years ended December 31, 1997 and 1998 and at and for the three-month period ended March 31, 1999.

                                                             DECEMBER 31,           MARCH 31,
                                                    ---------------------------   ------------
                                                         1997          1998           1999
                                                    ------------   ------------   ------------

Homes passed by civils construction(1)............       536,110        699,682        722,417
Homes activated(2)................................       508,801        677,407        702,696
Homes marketed(3).................................       405,787        584,457        603,757
Student services rooms marketed(4)................         1,805          9,908          9,915
BUSINESS TELECOMMUNICATIONS
Business customers accounts.......................         5,723          7,649          8,511
Business lines connected..........................        27,124         37,473         42,364
Private circuits(5)...............................           258            331            511
Average lines per business(6).....................           4.7            4.9            5.0
Average monthly revenue per line(7)(8)............  (pound)46.26   (pound)43.07   (pound)42.04
Pro-forma average monthly revenue per line(8).....  (pound)46.26   (pound)43.26   (pound)42.04

                                                             DECEMBER 31,           MARCH 31,
                                                    ---------------------------   ------------
                                                         1997          1998           1999
                                                    ------------   ------------   ------------

RESIDENTIAL TELEPHONE(4)
Residential lines connected.......................       157,171        232,059        248,132
Penetration rate of homes marketed(9).............          38.6%          39.0%          40.4%
Average monthly revenue per line(8)(10)...........  (pound)18.75   (pound)18.82   (pound)19.54
Pro-forma average monthly revenue per line(8).....  (pound)18.75   (pound)18.89   (pound)19.54
Churn(11).........................................          16.3%          13.5%          11.8%
CABLE TELEVISION
Basic service subscribers.........................        83,793        117,290        131,056
Penetration rate of homes marketed(12)............          20.6%          20.1%          21.7%
Average monthly revenue per subscriber(13)........  (pound)19.84   (pound)19.46   (pound)18.38
Churn(11).........................................          32.7%          22.4%          15.2%


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

(7) The average monthly business telecommunications revenue per line is calculated by dividing (i) business telecommunications line and equipment rental, outgoing call charges and incoming call charges (including revenue from private circuits) for the period by (ii) the average number of business telecommunications lines and private circuits (calculated as a simple average of the number of subscribed lines and private circuits at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1997 and 1998), or by three (for the three months ended March 31, 1999).

(8) The calculation of the average monthly revenue per line (for both residential telephone and business telecommunication revenues) for the year to December 31, 1998 reflects the reduction in revenues stemming from rebates to BT on incoming termination revenues relating in part to 1995 and 1996 but recorded against revenues in 1998. The rebates were calculated in accordance with revised interconnect agreements with BT that were made effective retroactively from April 1995. The pro-forma average monthly revenue per line (for both residential telephone and business telecommunications revenues) gives effect to the revised interconnect agreements as if they had been in effect from April 1995 and allocates to each period the portion of the rebates that relates to such period.

(9) Penetration rate of homes marketed is calculated by dividing the number of residential lines, including student services lines recognized at the equivalent of 3/4 of a residential line connected on the given date by the total number of homes marketed and student services rooms marketed as of such date, expressed as a percentage.

(10) The average monthly revenue per residential telephone line is calculated by dividing (i) line and equipment rental, outgoing call charges and incoming call charges for the period by (ii) the average number of residential telephone lines (calculated as a simple average of the number of subscribed lines at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1997 and 1998), or by three (for the three months ended March

     31, 1999). Call revenue from student services lines is recognized in the month in which it is earned and is incorporated in residential telephone average monthly revenue per line, with each student services line recognized as the equivalent of 3/4 of a residential line.

(11) Churn is calculated by dividing net disconnections (total disconnections less the number of disconnected accounts for which service is later restored) in a period by the average number of subscribers in the period (calculated as a simple average of the number of subscribers at the end of each month during the period). Churn for the three months ended March 31, 1999 is annualized by multiplying the amount as calculated above by four.

(12) Penetration rate of homes marketed is calculated by dividing the number of homes receiving basic cable television on the given date by the total number of homes marketed as of such date, expressed as a percentage.

(13) The average monthly revenue per cable television subscriber is calculated by dividing total cable television subscriber revenues (excluding installation revenues) for the period by the average number of cable television subscribers (calculated as a simple average of the number of basic service subscribers at the end of each month during the period) and dividing that amount by 12 (for the years ended December 31, 1997 and 1998), or by three (for the three months ended March 31, 1999).


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1999

         The Group continued to experience increases in its subscribers, revenues and expenses during the three-month period ended March 31, 1999. In general, these increases were attributable to the Group's continued network construction, activation and marketing of new homes and businesses. Homes passed by civils construction increased by 22,735 (3.2%) and homes activated increased by 25,289 (3.7%) from December 31, 1998 to March 31, 1999. The Group has met the final milestone obligations under all of its telecommunications licences except in respect of the Leicester and Loughborough franchise. The Group met the required quarterly milestone obligation under its telecommunications license for the Leicester and Loughborough franchise as at March 31, 1999.

         Sales performance has continued to be affected by increased competitive activity, in particular from BT, CWC, BSkyB and, in the relevant period, Ionica. At March 31, 1999, residential telephone line penetration increased to 40.4%, compared to 39.0% as at December 31, 1998. Cable television penetration at March 31, 1999 also increased to 21.7% from 20.1% at December 31, 1998. Penetration rates for residential telephone and cable television were 38.5% and 19.8%, respectively, at March 31, 1998.

     REVENUE

         For the three months ended March 31, 1999, total revenues were (pound)27.3 million, a 39% increase over total revenues of (pound)19.6 million for the comparable period in 1998. This growth is attributable to increases in revenues in all three of the Group's primary lines of business.

         Business Telecommunications. Business telecommunications revenues were (pound)5.7 million for the three months ended March 31, 1999 compared to (pound)4.3 million for the comparable period in 1998 representing an increases of 32%. The growth in reported revenues is due primarily to an increase in the number of business lines installed from 29,571 at March 31, 1998 to 42,364 at March 31, 1999, an increase of 43%. The average monthly revenue per line decreased from (pound)45.88 in the three months to March 31, 1998 to (pound)42.04 in the comparable period in 1999. The decrease was due to a combination of, (i) continued increases in centrex lines which have a lower average revenue per line than other business customer lines (centrex services represented 46.2% and 49.2% of the total number of business lines at March 31, 1998 and March 31, 1999, respectively) and (ii) reductions in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line. The Company may lower prices in the future if necessary for competitive reasons.

         Residential Telephone. Residential telephone revenues were (pound)14.4 million for the three months to March 31, 1999 compared to (pound)9.8 million for the comparable period in 1998, representing an increase of 46%. The growth in residential telephone revenue is due primarily to a 40% increase in the number of residential telephone lines from 177,612 at March 31, 1998 to 248,132 at March 31, 1999. Average monthly revenue per line was (pound)18.77 in the three-month period to March 31, 1998 and (pound)19.54 in the comparable period in 1999. The increase in the level of average revenues was largely due to increased call usage which offset reductions in call and incoming termination tariffs during 1998 and the first three months of 1999. The churn rate (annualized) reduced to 11.8% for the three months to March 31, 1999 from 12.6% in the comparable period in 1998.

         Cable Television. Cable television revenues increased 31% from (pound)5.5 million for the three months to March 31, 1998 to (pound)7.2 million in the comparable period in 1999. This growth in cable television revenue was primarily due to an increase in the number of the Company's cable television subscribers which rose 45% from 90,498 at March 31 1998 to 131,056 at March 31, 1999. The Company's average monthly revenue per subscriber, however, decreased from (pound)19.95 for the three months to March 31, 1998 to (pound)18.38 for the comparable period in 1999. The decrease in average revenue per subscriber is primarily due to the introduction of new, lower-priced program packages during 1997 and 1998.

         The Group's churn rates fell substantially to 15.2% for the three months to March 31, 1999 as compared to 29.2% in the comparable period in 1998. The Group believes that the reduction in churn this year is largely the result of new policies introduced by the Group to reduce churn, including that it now requires subscribers to pay an installation fee in connection with new residential services. In addition, the Group introduced other policies which contributed to the reducing trend in churn between comparable periods including improvements in the management and quality of the sales force, the introduction of more program packaging choice for customers and increased focus on the retention of customers.

     OPERATING COSTS AND EXPENSES

         Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One were (pound)5.6 million in the three-month period to March 31, 1999, and (pound)3.7 million in the three-month period to March 31, 1998. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs remained relatively stable at 28% in the three-month period to March 31, 1999, compared to 27% in the comparable period in 1998.

         Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, increased from (pound)3.0 million in the three-month period to March 31, 1998, to (pound)3.9 million in the comparable period in 1999. As a percentage of cable television revenues, these direct costs were 55% both in the three-month period ended March 31, 1998 and in the comparable period in 1999.

         Selling, general and administrative expenses as a percentage of total revenues in the three-month period to March 31, 1998 were 44% compared to 40% in the comparable period in 1999. These costs increased by 26%, from the three-month period to March 31, 1998 to the comparable period in 1999. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business, together with additional LDL cash bid payments which commenced in 1999.

         Depreciation and amortization expenses increased by 35% from the three-month period to March 31, 1998 to the comparable period in 1999. This increase was attributable to the increasing size of the Company's network.

         Other expenses of (pound)8.5 million in the three month period to March 31, 1999 relate to costs incurred in connection with the Share Exchange Agreement, including fees of (pound)7.4 million paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the Share Exchange.

     INTEREST INCOME/EXPENSE

         Interest expense was (pound)23.4 million in the three-month period ended March 31, 1999, compared to (pound)19.0 million in the comparable period in 1998. The increase is due primarily to the accretion on the Discount Notes of (pound)17.8 million in the three-month period to March 31, 1999 compared to (pound)15.4 million in the comparable period in 1998 and interest on the 1998 Notes of (pound)4.9 million in the three-month period to March 31, 1999, compared to (pound)3.0 million in the comparable period in 1998. In addition, amortization of debt financing costs was (pound)0.6 million and other interest expense was (pound)0.2 million in the three months to March 31, 1999, compared to (pound)0.4 million and (pound)0.2 million, respectively, in the three months to March 31, 1998. Interest received was (pound)2.4 million in the three months to March 31, 1999 compared to (pound)3.0 million in the three months to March 31, 1998.

     FOREIGN EXCHANGE

         A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. Foreign currency translation gains and losses, except for unrealized gains and losses on available-for-sale securities, are reported as part of the profit or loss of the Group. In the three months ended March 31, 1998, the Group recognized net foreign exchange gains of (pound)12.5 million, primarily due to the unrealized gain on translation of its liability on the Discount Notes. Because of changes in prevailing rates, during the three months ended March 31, 1999, the Group recorded a net foreign exchange loss of (pound)20.0 million primarily due to the unrealized losses on translation of its liability on the Discount Notes and 1998 Notes.

     DERIVATIVE FINANCIAL INSTRUMENTS

         Realized gains on derivative financial instruments of (pound)24,000 in the three months to March 31, 1998 consists of the mark-to-market closing valuation of an interest rate swap commitment which was closed in March 1998.

         The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (pound)50 million at a rate of $1.6505 to (pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (pound)50 million at a rate of $1.6515 to (pound)1. On June 16, 1998 two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (pound)1.1 million to the Company. An unrealized loss of (pound)1.9 million was recorded in the three months to March 31, 1998 on these two contracts. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Company's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and may materially affect the Company's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

     NET LOSS

         As a result of the foregoing factors, the Group had net losses of (pound)55.4 million in the three-month period ended March 31, 1999, compared to net losses of (pound)10.5 million in the comparable period of 1998.

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

         The Group has installed year 2000 compliant software for the telecommunications switches and network control systems. The cable television infrastructure that is not currently year 2000 compliant is on schedule to be upgraded by the end of June 1999.

         Other systems critical to business operations, such as the subscriber management system and the financial and accounting systems, are maintained by the vendors. With the exception of the subscriber management system, the vendors have supplied versions of these critical systems which are designed to be Year 2000 compliant and were subject to a thorough testing program that was completed in 1998. The vendors have expressed confidence that any problems that may currently exist can be rectified in a timely manner. New applications and upgrades of the subscriber management system have recently been installed and they are currently undergoing testing for Year 2000 compliance. This testing is targeted for completion in the second quarter of 1999. Other than these recent upgrades and applications, management believes the subscriber management system is Year 2000 compliant. The personal computer and local area network infrastructures are being surveyed and tested, and non-compliant elements should be replaced by the end of June 1999.

         The Group depends, to some extent, on third party suppliers for the supply of telecommunications, cable television, systems for customer service and billing, as well as building facilities and supplies. Maintenance contracts exist for critical elements and assurance has been sought from all suppliers of critical services that they will continue to supply the services without interruption. Where no satisfactory response has been forthcoming, alternative suppliers have been sought that can give the assurances the Group and its customers require.

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

         Preparatory contingency planning has been performed to address critical issues of customer support, technical support, and management representation. A Group-wide review has been completed to assess the suitability of current arrangements. Detailed contingency plans are targeted for completion in each business area by the end of the second quarter of 1999. Risks and uncertainties and their associated contingency plans relate to systems, software, equipment, and all services which the group has assessed as being critical to business operations, financial impact, customer service, and safety. Significant effort has also been devoted to verify and assist in the Year 2000 remediation efforts of the Group's trading partners and suppliers where they could have an effect on the Group's operations. Additionally, normal business continuity, contingency, and disaster recovery plans will be verified, and where necessary, augmented to specifically address Year 2000 contingencies. Appropriate training will be given to people where new or modified processes are in place to deal with millennium issues, and rapid response teams and increased levels of support will also be considered as required.

     RECENT DEVELOPMENTS

         Provisions in each of the indentures pursuant to which the Group's debt securities were issued require that offers to repurchase such debt securities be made to holders of such securities at a price of 101% of their accreted value or principal amount following a "change of control". Following completion of the Share Exchange Agreement, the Company commenced offers to repurchase its outstanding debt securities on April 1, 1999. These offers expired on April 30, 1999. The Company will pay approximately $105,000 to repurchase the tendered debt securities.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There have been no material changes in the reported market risks since the end of the most recent fiscal year.

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

                                               DIAMOND CABLE COMMUNICATIONS PLC



Date: May 7, 1999                              By:  /s/ Leigh C. Wood
                                                  -----------------------------
                                                  Leigh C. Wood
                                                  (Chief Operating Officer)



Date: May 7, 1999                              By:  /s/ Ronald McKellar
                                                  -----------------------------
                                                  Ronald McKellar
                                                  (Principal Financial Officer)



Date: May 7,  1999                             By:  /s/ Duncan Craig
                                                  -----------------------------
                                                  Duncan Craig
                                                  (Principal Accounting Officer)