Form 10-Q
period 1999-06-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1999-08-16
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 1999
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 33-83740

                        DIAMOND CABLE COMMUNICATIONS PLC
             (Exact name of registrant as specified in its charter)


     England and Wales                                          N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

     Diamond Plaza, Daleside Road
     Nottingham NG2 3GG, England                                N/A
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                                 44-115-952-2222
--------------------------------------------------------------------------------

              (Registrant's telephone number, including area code)

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes _X_                                          No ___

                           --------------------------

The number of shares outstanding of the Registrant's Ordinary Shares of 2.5 pence each outstanding as of June 30, 1999 was 59,138,791. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number


PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Statements of
                    Operations for the Six and Three months ended
                    June 30, 1999 and 1998 (Unaudited).......................2

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1999 (Unaudited) and December 31, 1998..........3

                    Condensed Consolidated Statement of
                    Shareholders' Deficiency for the Six months
                    ended June 30, 1999 and 1998 (Unaudited).................4

                    Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 1999 and 1998 (Unaudited)..5

                    Notes to the Condensed Consolidated
                    Financial Statements (Unaudited).....................6 - 8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................9 - 13

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk.............................................14

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K........................14

          SIGNATURES........................................................15

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Six Months Ended                         Three Months Ended
                                                       June 30,                                  June 30,
                                               1999                 1998                1999                 1998
                                       -------------------- -------------------- ------------------- --------------------
                                                                  (in (UK Pound)000's)
Revenues
   Business telecommunications.......      (UK Pound)11,393      (UK Pound)8,999     (UK Pound)5,660      (UK Pound)4,667
   Residential telephone.............                29,581               20,831              15,175               10,991
   Cable television..................                14,895               11,356               7,731                5,897
                                       -------------------- -------------------- ------------------- --------------------
                                                     55,869               41,186              28,566               21,555
                                       -------------------- -------------------- ------------------- --------------------

Operating costs and expenses
   Telephone.........................               (11,480)              (7,921)             (5,899)              (4,183)
   Programming.......................                (8,026)              (6,191)             (4,094)              (3,166)
   Selling, general and                             (21,338)             (17,924)            (10,315)              (9,195)
     administrative..................
   Depreciation and amortization.....               (27,768)             (19,650)            (15,200)             (10,330)
   Other expenses (Note 3)...........                (8,893)                                    (360)
                                       -------------------- -------------------- ------------------- --------------------
                                                    (77,505)             (51,686)            (35,868)             (26,874)
                                       -------------------- -------------------- ------------------- --------------------

Operating loss.......................               (21,636)             (10,500)             (7,302)              (5,319)

Interest income......................                 5,388                6,881               3,027                3,875
Interest expense and amortization of
   debt discount and expenses........               (47,954)             (40,415)            (24,509)             (21,456)
Foreign exchange gains/(losses),                    (34,864)              10,165             (14,868)              (2,332)
   net...............................
Unrealized gain on derivative
   financial instruments.............
Realized gain on derivative                                                  412                                    2,302
   financial instruments.............
                                       -------------------- -------------------- ------------------- --------------------

Net loss.............................     ((UK Pound)99,066)   ((UK Pound)33,457)  ((UK Pound)43,652)   ((UK Pound)22,930)
                                       ==================== ==================== =================== ====================

See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31, 1998
                                                                             1999
                                                                     -------------------- -----------------------
                                                                       (in (UK Pound)000's, except share data)
Assets
Current assets
    Cash and cash equivalents.....................................      (UK Pound)212,940      (UK Pound)164,738
    Trade receivables - less allowance for doubtful accounts of
       (UK Pound)4,079 (1999) and (UK Pound)4,775 (1998)                           11,458                  9,873
    Other assets..................................................                  4,582                  2,229
                                                                     -------------------- ----------------------

Total current assets..............................................                228,980                176,840

Deferred financing costs (less accumulated amortization of
    (UK Pound)6,032 at June 30, 1999 and (UK Pound)4,830                           19,120                 20,322
    at December 31, 1998).........................................
Property and equipment (note 4)...................................                494,332                465,866
Goodwill (less accumulated amortization of (UK Pound)18,188
    at June 30, 1999 and (UK Pound)15,764 at                                       78,771                 81,196
    December 31, 1998.............................................
Franchise costs (less accumulated amortization of (UK Pound)234
    at June 30, 1999 and (UK Pound)219 at December 31, 1998                           382                    397
                                                                     -------------------- ----------------------
       Total assets...............................................      (UK Pound)821,585      (UK Pound)744,621
                                                                     ==================== -=====================

Liabilities and shareholders' (deficiency)
Current liabilities
    Accounts payable..............................................       (UK Pound)26,719       (UK Pound)28,514
    Accounts payable deposit (note 5).............................                101,709
    Current portion of long-term debt.............................                  2,455                  2,135
    Other liabilities.............................................                 23,285                 20,411
                                                                     -------------------- ----------------------
       Total current liabilities..................................                154,168                 51,060
Senior discount notes.............................................                662,217                592,763
Senior notes......................................................                204,711                201,154
Capital lease obligations.........................................                  3,639                  5,002
Mortgage loan.....................................................                  2,245                  2,338

Shareholders' (deficiency):
    Ordinary shares (70,000,000 authorized; 59,138,791 issued)                      1,478                  1,478
    Non-voting deferred shares (6 shares authorized and issued)
    Additional paid-in capital....................................                134,466                134,466
    Accumulated other comprehensive (loss)........................                                        (1,367)
    Accumulated deficit...........................................               (341,339)              (242,273)
                                                                     -------------------- ----------------------
                                                                                 (205,395)              (107,696)
                                                                     -------------------- ----------------------
Total liabilities and shareholders' (deficiency)..................      (UK Pound)821,585      (UK Pound)744,621
                                                                     ==================== -=====================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIENCY)
                                   (Unaudited)


                                                                                                        Accumulated
                                                                                     Additional           other
                                                                Non-voting              Paid          comprehensive
                                      Ordinary Shares         deferred shares        in-capital        (loss)/gain
                                      ---------------         ---------------        ----------        -----------
                                                            (in 000's except share data)
                                Number                          Number
Balance at January 1, 1999.   59,138,791     (UK Pound)1,478       6     --      (UK Pound)134,466   ((UK Pound)1,367)
Unrealized gain on
  securities...............           --                  --      --     --                     --              1,367
Net loss...................           --                  --      --     --                     --                 --
                              ----------     ---------------     ---    ---      -----------------   ----------------
Balance at June 30, 1999...   59,138,791     (UK Pound)1,478       6     --      (UK Pound)134,466    (UK Pound)
                              ==========     ===============     ===    ===      =================   ================


                                                             Total
                                   Accumulated           Shareholders'
                                     Deficit                Deficit
                                     -------                -------
Balance at January 1, 1999.    ((UK Pound)242,273)   ((UK Pound)107,696)
Unrealized gain on
  securities...............                    --                 1,367
Net loss...................               (99,066)              (99,066)
                               ------------------    ------------------
Balance at June 30, 1999...    ((UK Pound)341,339)   ((UK Pound)205,395)
                               ==================    ==================


See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Six Months Ended June 30,
                                                                                    1999                  1998
                                                                            --------------------- ---------------------
                                                                                            (in 000's)

Net cash provided by operating activities................................       (UK Pound)107,116      (UK Pound)15,637
                                                                            --------------------- ---------------------

Investing Activities
   Purchase of property and equipment....................................                 (57,469)              (64,973)
   Proceeds from disposition of assets...................................                      12                    65
                                                                            --------------------- ---------------------
       Net cash used in investing activities.............................                 (57,457)              (64,908)
                                                                            --------------------- ---------------------

Financing Activities
   Proceeds of issue of debt.............................................                                       202,381
   Debt financing costs..................................................                                        (6,527)
   Repayment of debt.....................................................                    (108)                  (21)
   Capital element of capital lease repayments...........................                  (1,349)               (1,122)
                                                                            --------------------- ---------------------

       Net cash (used in) provided by financing activities...............                  (1,457)              194,711
                                                                            --------------------- ---------------------

Net increase in cash and cash equivalents................................                  48,202               145,440
Cash and cash equivalents at beginning of period.........................                 164,738                75,680
                                                                            --------------------- ---------------------

Cash and cash equivalents at end of period...............................       (UK Pound)212,940     (UK Pound)221,120
                                                                            ===================== =====================


See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements are stated in pounds sterling ((UK Pound)). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. The Company is evaluating the impact the adoption of SFAS No. 133 will have on its earnings and financial position.

2.   Comprehensive loss

     Comprehensive loss for the six and three-month periods to June 30, 1999 and 1998 was (UK Pound)(97,699), (UK Pound)(44,253), (UK Pound)(35,158) and (UK
     Pound)(22,590), respectively.

3.   NTL Incorporated Acquisition

     On March 8, 1999, the share exchange whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated ("NTL") was completed. As a result, the Company became a wholly-owned subsidiary of NTL. Other expenses of (UK Pound)8.9 million consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and
     Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

     In connection with the provisions of the indentures pursuant to which the Company's debt securities were issued, the Company was required to make an offer to repurchase such debt securities at a price of 101% of their accreted value or principal amount following a "change of control." The Company commenced offers to repurchase its outstanding debt securities on April 1, 1999. The offers expired on April 30, 1999. The Company paid (UK Pound)66,000 to repurchase the tendered debt securities.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.   Property and Equipment

     Property and equipment consists of:


                                                                June 30,            December 31,
                                                                  1999                  1998
                                                          --------------------  --------------------
                                                              (unaudited)
Land and Buildings...................................          (UK Pound)7,963       (UK Pound)7,483
Cable Network........................................                  589,411               538,472
Office Equipment.....................................                   13,795                11,637
Motor Vehicles.......................................                    1,157                   961
                                                          --------------------  --------------------
                                                                       612,326               558,553
Accumulated depreciation.............................                 (117,994)              (92,687)
                                                          --------------------  --------------------
                                                             (UK Pound)494,332     (UK Pound)465,866
                                                          ====================  ====================

5.   Joint Purchasing Alliance Agreement

     The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of (UK Pound)137 million from various subsidiaries of NTL. Funds held by the Company under the Alliance Agreement are recorded on the balance sheet as Cash and Cash Equivalents and Accounts Payable-Deposits.

6.   Summarized Financial Information

     On February 6, 1998, Diamond Holdings plc ("Diamond Holdings"), a subsidiary of the Company, issued (UK Pound)135,000,000 principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes".) The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. Net proceeds received by Diamond Holdings amounted to approximately (UK Pound)195.0 million after issuance costs of approximately (UK Pound)7.0 million.

     The following table presents summarized consolidated financial information for Diamond Holdings as of and for the six months ended June 30, 1999. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53--"Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent". The Company will continue to provide such summarized financial information for Diamond Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)


                                                      Diamond Holdings plc (note a)
                                            --------------------------------------------------
                                                   Six months
                                                      ended                   Year ended
                                                    June 30,                 December 31,
                                                      1999                       1998
                                            -------------------------    ---------------------
                                                              (in thousands)
Summarized Consolidated Income
Statement Information
Revenue.....................................         (UK Pound)55,869         (UK Pound)88,756
Operating costs and expenses................                   69,120                  105,914
Net loss for the period.....................        ((UK Pound)94,115)       ((UK Pound)87,556)
                                            =========================    =====================

                                                    June 30,                 December 31,
                                                      1999                       1998
                                            -------------------------    ---------------------
                                                              (in thousands)
Summarized Consolidated Balance Sheet
Information
Fixed and noncurrent assets.................        (UK Pound)579,421        (UK Pound)553,740
Current assets..............................                   19,956                  148,415
                                            -------------------------    ---------------------
Total assets................................        (UK Pound)599,377        (UK Pound)702,155
                                            =========================    =====================

Current liabilities.........................         (UK Pound)51,352         (UK Pound)48,030
Noncurrent liabilities......................                  836,718                  849,750
Shareholders deficit........................                 (288,693)                (195,625)
                                            -------------------------    ---------------------
Total liabilities and shareholders interest.        (UK Pound)599,377        (UK Pound)702,155
                                            =========================    =====================

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

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Group's cash and funding requirements historically have been met principally through the issuance of the Company's senior discount notes in September 1994, December 1995 and February 1997 (collectively, the "Discount Notes"), as well as from equity capital, advances from its shareholders, and from bank and lease financing. In February 1998, a subsidiary of the Company, Diamond Holdings, issued the 1998 Notes, raising net proceeds of approximately (UK Pound)195 million. The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility. The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Group expects the network to be substantially completed by the end of 2004. The Company currently estimates that the additional capital expenditures from July 1, 1999 required for the Group to substantially complete construction sufficient to satisfy its aggregate milestone obligations of approximately 1.02 million premises (including estimated subscriber connection expenses) will be approximately (UK Pound)265 million, although further capital expenditures would be required to substantially complete the network. These expenditures could vary significantly depending on the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, the pace of the Group's construction program and other factors, including those described below.

At June 30, 1999, the Group had constructed and activated a network consisting approximately 74% of its aggregate milestones. The Group estimates that existing cash resources and estimated future cash flows from operations will be sufficient to complete the construction and activation of its network to almost 85% of its aggregate final milestones, which level the Group estimates it will achieve in the 3rd quarter of 2000. Thereafter, the Group will be required to obtain further debt and/or equity financing to complete construction sufficient to satisfy its aggregate milestones. To the extent that (i) the amounts required to construct the Group's network to meet its milestones exceed its estimates,
(ii) the Group's cash flow does not meet expectations or (iii) the Group continues its construction of the network beyond its milestone obligations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

Results of Operations for the Six and Three Month Periods Ended June 30, 1999 and 1998

Revenues

Total revenues were (UK Pound)55.9 million and (UK Pound)28.6 million for the six and three month periods respectively to June 30, 1999 compared to (UK Pound)41.2 million and (UK Pound)21.6 million, respectively, for the comparable periods in 1998, representing increases of 36% and 32% respectively. This growth is attributable to increases in revenues in all three of the group's primary lines of business.

Business Telecommunications. Business telecommunications revenues were (UK Pound)11.4 million and (UK Pound)5.7 million for the six and three month periods respectively to June 30, 1999 compared to (UK Pound)9.0 million and (UK Pound)4.7 million for the comparable periods in 1998, representing increases of 27% and 21%, respectively. The growth in reported revenues is due primarily to an increase in the number of business lines installed to 45,097 at June 30, 1999 from 33,947 at June 30, 1998, an increase of 33%. The average monthly revenue per line decreased to (UK Pound)40.67 in the six months to June 30, 1999 from (UK Pound)44.50 in the comparable period in 1998. The decrease was due to a combination of, (i) continued increases in centrex lines which have a lower average revenue per line than other business customer lines and (ii) reductions in certain tariffs in response to price reductions by competitors, offset in part by increased call usage per line. The Company may lower prices in the future if necessary for competitive reasons.

Residential Telephone. Residential telephone revenues were (UK Pound)29.6 million and (UK Pound)15.2 million for the six and three month periods, respectively to June 30, 1999 compared to (UK Pound)20.8 million and (UK Pound)11.0 million for the comparable periods in 1998,

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

representing increases of 42% and 38%, respectively. The growth in residential telephone revenue is due primarily to an increase in the number of residential telephone lines to 261,265 at June 30, 1999 from 197,369 at June 30, 1998, representing an increase of 32%. Average monthly revenue per line was (UK Pound)19.46 and (UK Pound)19.38 in the six and three month periods, respectively to June 30, 1999 and (UK Pound)18.77 and (UK Pound)18.76, respectively for the comparable periods in 1998. The increase in average revenues was largely due to increased call usage (particularly in calls to mobile telephones and internet service providers) which outweighed reductions in incoming termination tariffs during 1998 and the first six months of 1999.

Cable Television. Cable television revenues were (UK Pound)14.9 million and (UK Pound)7.7 million for the six and three month periods respectively to June 30, 1999, compared to (UK Pound)11.4 million and (UK Pound)5.9 million for the comparable periods in 1998, representing increases of 31% in both periods. This growth in cable television revenue was primarily due to an increase in the number of the Company's cable television subscribers which rose to 147,332 at June 30, 1999 from 98,694 at June 30 1998, an increase of 49%. The Company's average monthly revenue per subscriber has been reduced during 1999, being (UK Pound)17.90 and (UK Pound)17.16 for the six and three months to June 30, 1999 respectively, compared to (UK Pound)19.88 and (UK Pound)19.81 for the comparable periods in 1998. This is due to the availability of lower priced entry level packages for new subscribers and a reduction in the number of subscribers taking premium channels.

Operating Costs and Expenses

Telephone expenses, consisting principally of interconnect charges payable to BT, Mercury, Energis and Global One were (UK Pound)11.5 million and (UK Pound)5.9 million for the six and three month periods, respectively to June 30, 1999, and (UK Pound)7.9 million and (UK Pound)4.2 million for the six and three month periods, respectively to June 30, 1998. As a percentage of combined business telecommunications and residential telephone revenues, these direct costs increased to 28% in the six and three-month periods to June 30, 1999 from 27% for the comparable periods in 1998 due primarily to volume increases in lower margin tariff streams such as mobile communications and internet access.

Direct costs for cable television programming, which generally depend on the number of subscribers and per-subscriber rates charged by programming suppliers, were (UK Pound)8.0 million and (UK Pound)4.1 million for the six and three month periods, respectively to June 30, 1999 compared to (UK Pound)6.2 million and (UK Pound)3.2 million for the comparable periods in 1998. As a percentage of cable television revenues, these direct costs decreased to 54% from 55% in the six month periods to June 30, 1999 and 1998, respectively and to 53% from 54% in the three month periods ended June 30, 1999 and 1998 respectively. The decrease was in large part due to an increased proportion of subscribers on high margin basic entry level packages and a reduction in the number of subscribers taking premium channels.

Selling, general and administrative expenses were (UK Pound)21.3 million and (UK Pound)10.3 million, respectively for the six and three month periods to June 30, 1999 and (UK Pound)17.9 million and (UK Pound)9.2 million for the comparable periods in 1998. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business together with additional LDL costs which commenced in 1999. As a percentage of total revenues however, these costs decreased to 38% and 36%, respectively for the six and three month periods to June 30, 1999 from 44% and 43% in the comparable periods in 1998.

Depreciation and amortization expenses increased by 41% and 47% respectively for the six and three month periods to June 30, 1999 from the comparable periods in 1998. This increase was attributable to the increasing cost of the Company's network and the related additional depreciation.

Other expenses of (UK Pound)8.9 million and (UK Pound)0.4 million in the six and three month periods to June 30, 1999 relate to costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

Interest Expense

Interest expense was (UK Pound)48.0 million and (UK Pound)24.5 million in the six and three-month periods ended June 30, 1999, respectively, compared to (UK Pound)40.4 million and (UK Pound)21.5 million in the comparable periods in 1998. The increase is due primarily to the accretion on the Discount Notes of (UK Pound)36.6 million and (UK Pound)18.8 million in the six and three-month periods to June 30, 1999 compared to (UK Pound)31.1 million and (UK Pound)15.9 million respectively in the comparable periods in 1998 and interest on the 1998 notes of (UK Pound)9.9 million and (UK Pound)5.0 million in the six and three-month periods ended June 30, 1999 respectively, compared to (UK Pound)7.9 million and (UK Pound)4.9 million in the comparable periods in 1998. In addition, amortization of debt financing costs was (UK Pound)1.2 million and (UK Pound)600,000 in the six and three month periods ended June 30, 1999, respectively, compared to (UK Pound)1.0 million and (UK Pound)600,000, in the comparable period in 1998.

Foreign Exchange

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and accounts are generated and stated in pounds sterling. During the six and three months ended June 30, 1999, the Group recorded a net foreign exchange loss of (UK Pound)34.9 million and (UK Pound)14.9 million, respectively, primarily due to the unrealized losses on translation of its liability on the Discount Notes and 1998 Notes. During the six and three months ended June 30, 1998, the Group recognized a net foreign exchange gain of (UK Pound)10.2 million and a net foreign exchange loss of (UK Pound)2.3 million, respectively, primarily due to the unrealized losses and gains on translation of its liability on the Discount Notes and 1998 Notes.

Derivative Financial Instruments

The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (UK Pound)50 million at a rate of $1.6505 to (UK Pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (UK Pound)50 million at a rate of $1.6515 to (UK Pound)1. On June 16, 1998 two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (UK Pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (UK Pound)1.1 million to the Company. Realized gains on derivative financial instruments of (UK Pound)400,000 in the six months to June 30, 1998 and (UK Pound)2.3 million in the three months to June 30, 1998 consist primarily of the settlement on these two contracts. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and their effect on the Company's operations and financial condition. Therefore, changes in currency exchange rates may continue to have an effect on the results of operations of the Group and may affect the Company's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Condensed Consolidated Statement of Cash Flows

Net cash provided by operating activities amounted to (UK Pound)107.1 million and (UK Pound)15.6 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999, net cash provided by operating activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)137 million from various subsidiaries of NTL, exchange losses of (UK Pound)36.5 million compared to gains of ((UK Pound)10.0) million in the prior period and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)57.5 million and (UK Pound)64.9 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1999 and June 30, 1998 net cash used in investing activities includes purchases of fixed assets of (UK Pound)57.5 million and (UK Pound)64.9 million as a result of continuing fixed asset purchases in 1999.

Net cash (used in) provided by financing activities was ((UK Pound)1.5) million and (UK Pound)194.7 million for the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, net cash provided by financing activities includes (UK Pound)202.4 million relating to the proceeds of debt offset by financing costs of (UK Pound)6.5 million.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

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

The Group has installed Year 2000 compliant software for the telecommunications switches and network control systems. The cable television infrastructure has been upgraded and is currently undergoing functionality tests with tested and compliant Y2K operating systems and applications.

Other systems critical to business operations, such as the subscriber management systems and the financial and accounting systems, are maintained by the vendors. With the exception of the subscriber management system, the vendors have supplied versions of these critical systems which are designed to be Year 2000 compliant and were subject to a through testing program that was completed in 1998. The vendors have expressed confidence that any problems that may currently exist can be rectified in a timely manner. The most recent upgrade to the subscriber management system has been satisfactorily tested for Year 2000 compliance. The personal computer and Local Area Network (LAN) infrastructures have been surveyed and tested. Non-compliant elements are expected to be replaced by the end of September 1999, together with a wider functionality upgrade to increase LAN bandwidth.

The Group depends, to some extent, on third party suppliers for the supply of telecommunications, cable television, systems for customer service and billing, as well as building facilities and supples, Maintenance contracts exist for critical elements and assurance has been sought from all suppliers of critical services that they will continue to supply the services without interruption. To date, it has not been necessary to obtain alternate suppliers.

Costs incurred in connection with Year 2000 compliance are not material. Costs incurred to date are (UK Pound)100,000, and it is estimated that a further (UK Pound)100,000 will be required for replacement of personal computer elements, program management and associated costs. Software upgrades to the network, cable television and systems infrastructure are supplied as part of the normal maintenance contracts. Other components being replaced are otherwise due for replacement through obsolescence.

Should the telecommunications network fail to operate correctly over the date change, the business of the Group would be materially adversely affected. Similarly, should the cable television network, the subscriber management system or the personal computer network fail to operate correctly, this could also have materially adverse consequences to the

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

Group. The impact of failure of the critical network, cable television and system components could be significant. Therefore, significant effort is being devoted to rigorous testing programs to ensure that any potential problems are identified and rectified in a timely manner. Despite the efforts being expended by the Group, there can be no assurance that Year 2000 compliance issues will not have a material adverse effect on the Group's operations.

Preparatory contingency planning has been performed to address critical issues of customer support, technical support, and management representation. A Group-wide review has been completed to assess the suitability of current arrangements and modify enhance as required. Detailed contingency plans for each business area have been defined and are currently being embodied into a Group-wide business continuity plan which will address preventative as well as corrective measures to deal with potential disasters. Risks and uncertainties relate to systems, software, equipment, and all services, which the Group has assessed as being critical to business operations, financial impact, customer service, and safety. Significant effort has also been devoted to verify and assist in the Year 2000 remediation efforts of the Group's trading partners and suppliers where they could have an effect on the Group's operations. Additionally, business continuity and contingency arrangements across the Group are being analyzed to assess the effect of possible interdependencies and inter-relationships, and identify opportunities for mutual aid. Appropriate training will be given to people where new or modified processes are in place to deal with millennium issues, and increased levels of support are being assigned as required.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in the United Kingdom, the Company's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits required to be filed by Item 601 of Regulation S-K

               27.0 Financial Data Schedule.

          (b)  Reports on Form 8-K -

               During the quarter ended June 30, 1999, the Company filed the following report on Form 8-K Report dated March 8, 1999 (filed May 20, 1999), reporting under Item 1, Changes in Control of Registrant, that effective March 8, 1999, NTL Incorporated acquired all of the ordinary and deferred shares of the Registrant, and under Item 4, Changes in Registrant's Certifying Accountant, that on May 17, 1999, KPMG resigned as independent accountants of the Registrant, and under Item 5, Other Events, that on May 4, 1999, the Company announced the expiration of the debt tender offers.

               No financial statements were filed with this report.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DIAMOND CABLE COMMUNICATIONS PLC



Date: August 12, 1999                   By: /s/ Leigh C. Wood
                                            ---------------------------
                                            Leigh C. Wood
                                            (Chief Operating Officer)



Date: August 12, 1999                  By: /s/ Ronald McKellar
                                           ----------------------------
                                           Ronald McKellar
                                           (Principal Financial Officer)