Form 10-Q
period 1999-09-30
DIAMOND CABLE COMMUNICATIONS PLC
filed 1999-11-12
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 1999
                                       OR

(X) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

The number of shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding as of September 30, 1999 was 59,138,791. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                              Number

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Condensed Consolidated Statements of
                    Operations for the Nine and Three months ended
                    September 30, 1999 and 1998 (Unaudited).......................................2

                    Condensed Consolidated Balance Sheets as of
                    September 30, 1999 (Unaudited) and December 31, 1998..........................3

                    Condensed Consolidated Statement of
                    Shareholder's Deficiency for the Nine months
                    ended September 30, 1999 (Unaudited)..........................................4

                    Condensed Consolidated Statements of Cash Flows for the
                    Nine months ended September 30, 1999 and 1998 (Unaudited).....................5

                    Notes to the Condensed Consolidated
                    Financial Statements (Unaudited)..........................................6 - 8

          Item 2.   Management's Discussion and Analysis of
                    Results of Operations and Financial Condition............................9 - 12

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................13

Part II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K.............................................13

          SIGNATURES.............................................................................14

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Nine Months Ended                      Three Months Ended
                                                                 September 30,                         September 30,
                                                            1999             1998                  1999             1998
                                                    -----------------  -----------------      -------------  -----------------
                                                                                  (in (UK Pound)000's)

Revenue                                              (UK Pound)85,984   (UK Pound)63,922   (UK Pound)30,115   (UK Pound)22,736
                                                    -----------------  -----------------      -------------  -----------------

Costs and expenses
     Operating ....................................           (30,219)           (21,840)           (10,713)            (7,728)
     Selling, general and  administrative .........           (31,399)           (27,430)           (10,061)            (9,506)
     Depreciation and amortization ................           (43,815)           (30,501)           (16,047)           (10,851)
     Other expenses (Note 3) ......................            (8,893)                --                 --                 --
                                                    -----------------  -----------------      -------------  -----------------
                                                             (114,326)           (79,771)           (36,821)           (28,085)
                                                    -----------------  -----------------      -------------  -----------------

Operating (loss) ..................................           (28,342)           (15,849)            (6,706)            (5,349)

Interest income ...................................             8,608             10,264              3,220              3,383
Interest expense and amortization of debt
     discount and expenses ........................           (73,036)           (61,984)           (25,082)           (21,569)
Foreign exchange gain (loss), net .................            (6,158)            21,071             28,706             10,906
Realized gain on derivative financial instruments .                --                412                 --                 --
                                                    -----------------  -----------------      -------------  -----------------

Net income (loss) ................................. ((UK Pound)98,928) ((UK Pound)46,086)     (UK Pound)138  ((UK Pound)12,629)
                                                    =================  =================      =============  =================

See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,       December 31,
                                                                          1999              1998
                                                                   -----------------  -----------------
                                                                      (Unaudited)         (See Note)
                                                                 (in (UK Pound)000's, except share data)
Assets
Current assets
     Cash and cash equivalents ................................... (UK Pound)180,326  (UK Pound)164,738
     Trade receivables - less allowance for doubtful accounts of
            (UK Pound)4,141 (1999) and (UK Pound)4,775 (1998) ....            12,250              9,873
     Other assets ................................................             3,061              2,229
                                                                   -----------------  -----------------

Total current assets .............................................           195,637            176,840

Deferred financing costs - less accumulated amortization of
     (UK Pound)6,651(1999) and (UK Pound)4,830 (1998) ............            18,501             20,322
Property and equipment, net ......................................           501,887            465,866
Goodwill - less accumulated amortization of (UK Pound)19,401
     (1999) and (UK Pound)15,764 (1998) ..........................            77,559             81,196
Franchise costs - less accumulated amortization of
     (UK Pound)241 (1999) and (UK Pound)219 (1998) ...............               375                397
                                                                   -----------------  -----------------
Total assets ..................................................... (UK Pound)793,959  (UK Pound)744,621
                                                                   =================  =================

Liabilities and shareholders' (deficiency)
Current liabilities
       Accounts payable ..........................................  (UK Pound)25,110   (UK Pound)28,514
       Accounts payable deposit ..................................            92,321                 --
       Current portion of long-term debt .........................             2,480              2,135
       Other liabilities .........................................            18,523             20,411
                                                                   -----------------  -----------------
Total current liabilities ........................................           138,434             51,060
Senior discount notes ............................................           653,725            592,763
Senior notes .....................................................           201,780            201,154
Capital lease obligations ........................................             3,052              5,002
Mortgage loan ....................................................             2,225              2,338

Shareholders' (deficiency):
       Ordinary shares (70,000,000 authorized; 59,138,791 issued)              1,478              1,478
       Non-voting deferred shares (6 shares authorized and issued)                --                 --
       Additional paid-in capital ................................           134,466            134,466
       Accumulated other comprehensive (loss) ....................                --             (1,367)
       Accumulated deficit .......................................          (341,201)          (242,273)
                                                                   -----------------  -----------------
                                                                            (205,257)          (107,696)
                                                                   -----------------  -----------------
Total liabilities and shareholders' (deficiency) ................. (UK Pound)793,959  (UK Pound)744,621
                                                                   =================  =================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
         CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S (DEFICIENCY)
                                   (Unaudited)



                                                                                    Non-voting          Additional Paid-
                                             Ordinary Shares                     deferred shares          in-capital
                                     --------------------------------           -----------------     --------------------
                                                            (in (UK Pound)000's except share data)

                                       Number                                    Number
                                     ---------                                 -------
Balance at December 31, 1998 ....    59,138,791        (UK Pound)1,478              6       --        (UK Pound)134,466
Unrealized gain on securities ...            --                     --             --       --                       --
Net loss ........................            --                     --             --       --                       --
                                    -----------        ---------------          -----    -----        -----------------
Balance at September 30, 1999....    59,138,791        (UK Pound)1,478              6       --        (UK Pound)134,466
                                    ===========        ===============          =====    =====        =================



                                 Accumulated other
                                    comprehensive        Accumulated          Total Shareholder's
                                        (loss)              Deficit                 Deficiency
                                -------------------   ------------------       -------------------
                                               (in (UK Pound)000's except share data)
Balance at December 31, 1998 .... ((UK Pound)1,367)    ((UK Pound)242,273)     ((UK Pound)107,696)
Unrealized gain on securities ...            1,367                     --                   1,367
Net loss ........................               --                (98,928)                (98,928)
                                  ----------------     ------------------      ------------------
Balance at September 30, 1999 ... (UK Pound)    --     ((UK Pound)341,201)     ((UK Pound)205,257)
                                  ================     ==================      ==================


See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended September 30,
                                                            1999                1998
                                                     ----------------   ----------------
                                                             (in (UK Pound)000's)
Net cash provided by operating activities .......... (UK Pound)99,847   (UK Pound)17,374
                                                     ----------------   ----------------

Investing Activities
     Purchase of property and equipment ............          (82,256)          (100,958)
     Proceeds from disposition of assets ...........               37                 95
                                                     ----------------   ----------------
Net cash (used in) investing activities ............          (82,219)          (100,863)
                                                     ----------------   ----------------

Financing Activities
     Proceeds from issuance of debt ................               --            202,381
     Debt financing costs ..........................               --             (6,814)
     Principal payments ............................             (132)               (27)
     Capital lease payments ........................           (1,908)            (1,541)
                                                     ----------------   ----------------

Net cash (used in) provided by financing activities            (2,040)           193,999
                                                     ----------------   ----------------

Net increase in cash and cash equivalents ..........           15,588            110,510
Cash and cash equivalents at beginning of period ...          164,738             75,680
                                                     ----------------   ----------------

Cash and cash equivalents at end of period .........(UK Pound)180,326  (UK Pound)186,190
                                                    =================  =================

See accompanying notes.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Diamond Cable Communications Plc (the "Company") owns and operates cable television and telecommunications systems through its subsidiaries. The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted by the Company effective January 1, 2001. Management does not anticipate that the adoption of this standard will have a significant effect on the results of operations and financial position of the Group.

2.   Comprehensive loss

     Comprehensive (loss) income for the nine and three-month periods ended September 30, 1999 and 1998 was ((UK Pound)97,561), (UK Pound)138, ((UK Pound)48,909) and ((UK Pound)13,751), respectively.

3.   NTL Incorporated Acquisition

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated ("NTL"). As a result, the Company became a wholly-owned subsidiary of NTL. Other expenses of (UK Pound)8.9 million consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

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

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.   Property and Equipment

     Property and equipment consists of:


                                                                         September 30,                    December 31,
                                                                             1999                             1998
                                                                       -----------------              -----------------
                                                                            (unaudited)
                                                                                        (in (UK Pound)000's)
Land and Buildings..........................................             (UK Pound)8,043                (UK Pound)7,483
Cable Network...............................................                     611,144                        538,472
Office Equipment............................................                      14,129                         11,637
Motor Vehicles..............................................                       1,150                            961
                                                                       -----------------              -----------------
                                                                                 634,466                        558,553
Accumulated depreciation....................................                    (132,579)                       (92,687)
                                                                       -----------------              -----------------
                                                                       (UK Pound)501,887              (UK Pound)465,866
                                                                       =================              =================

5.   Joint Purchasing Alliance Agreement

     The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of (UK Pound)137 million from various subsidiaries of NTL. Funds held by the Company under the Alliance Agreement are recorded on the balance sheet as Cash and Cash Equivalents and Accounts Payable Deposit.

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

     The following table presents summarized consolidated financial information for Diamond Holdings as of and for the nine months ended September 30, 1999. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53, "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The Company will continue to provide such summarized financial information for Diamond Holdings for as long as the 1998 Notes remain outstanding and guaranteed by the Company.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)


                                                            Diamond Holdings plc (note a)
                                                     ---------------------------------------------
                                                            Nine                       months
                                                           ended                     Year ended
                                                       September 30,                December 31,
                                                            1999                        1998
                                                     -----------------           -----------------
                                                                 (in (UK Pound)000's)
Summarized Consolidated Income Statement
Information
Revenue .........................................     (UK Pound)85,984            (UK Pound)88,756
                                                     =================           =================
Operating costs and expenses ....................    (UK Pound)105,851           (UK Pound)105,914
                                                     =================           =================
Net loss for the period .........................    ((UK Pound)96,124)          ((UK Pound)87,556)
                                                     =================           =================


                                                       September 30,                December 31,
                                                            1999                        1998
                                                     -----------------           -----------------
                                                                  (in (UK Pound)000's)
Summarized Consolidated Balance Sheet
Information
Fixed and noncurrent assets .....................    (UK Pound)585,584           (UK Pound)553,740
Current assets ..................................               18,213                     148,415
                                                     -----------------           -----------------
Total assets ....................................    (UK Pound)603,797           (UK Pound)702,155
                                                     =================           =================

Current liabilities .............................     (UK Pound)44,317            (UK Pound)48,030
Noncurrent liabilities ..........................              849,861                     849,750
Shareholders deficit ............................             (290,381)                   (195,625)
                                                     -----------------           -----------------
Total liabilities and shareholders interest .....    (UK Pound)603,797           (UK Pound)702,155
                                                     =================           =================

(a)  Diamond   Holdings  was   incorporated  on  December  15,  1997  and  is  a
     wholly-owned, direct subsidiary of the Company. On January 16, 1998, Diamond Holdings became the intermediate holding company which holds all of the shares of all Group companies. The Summarized Financial Information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

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

The further development and construction of the Group's cable television and telecommunications network will require substantial capital investment. The Company currently estimates that the additional capital expenditures and other cash requirements of the Group, net of cash from operations, from October 1, 1999 through December 31, 2000 will be approximately (UK Pound)101.4 million. These expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Company expects to use the (UK Pound)88.0 million cash and cash equivalents on hand, which excludes the (UK Pound)92.3 million held on behalf of affiliates pursuant to the Joint Purchasing Alliance Agreement, plus debt and/or equity financing from NTL or its other subsidiaries to meet its cash requirements.

To the extent that the amounts required for capital expenditures exceed the estimates, or the Group's cash flow does not meet expectations, the amount of further debt and/or equity financing required will increase. There can be no assurance that any such debt or equity financing will be available to the Group on acceptable commercial terms or at all.

Results of Operations for the Nine and Three Months Ended September 30, 1999 and 1998

Revenue was (UK Pound)86.0 million and (UK Pound)30.1 million for the nine and three months ended September 30, 1999, respectively compared to (UK Pound)63.9 million and (UK Pound)22.7 million, respectively, for the comparable periods in 1998, representing increases of 34.5% and 32.5% respectively. This growth is primarily attributable to increases in the number of telephone lines and cable television customers. These trends are expected to continue for the foreseeable future.

Operating costs were (UK Pound)30.2 million and (UK Pound)10.7 million for the nine and three months ended September 30, 1999, respectively, compared to (UK Pound)21.8 million and (UK Pound)7.7 million, respectively, for the comparable periods in 1998, representing increases of 38.4% and 38.6%, respectively. These increases are the result of increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses were (UK Pound)31.4 million and (UK Pound)10.1 million for the nine and three months ended September 30, 1999, respectively and (UK Pound)27.4 million and (UK Pound)9.5 million, respectively, for the comparable periods in 1998. The increase was due to higher administration and sales force costs associated with the expansion of the Company's business together with additional franchise license costs which commenced in 1999. As a percentage of total revenues however, these costs decreased to 37% and 33% for the nine and three months ended September 30, 1999, respectively, from 43% and 42%, respectively, in the comparable periods in 1998.

Depreciation and amortization expense increased by 44% and 48% for the nine and three months ended September 30, 1999, respectively from the comparable periods in 1998. This increase was attributable to the increasing cost of the Company's network and the related additional depreciation.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Other expenses of (UK Pound)8.9 million in the nine months ended September 30, 1999 relate to costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

Interest expense including amortization of debt discount and expenses was (UK Pound)73.0 million and (UK Pound)25.1 million for the nine and three months ended September 30, 1999, respectively compared to (UK Pound)62.0 million and (UK Pound)21.6 million in the comparable periods in 1998. The increase is due primarily to the accretion on the Discount Notes of (UK Pound)55.9 million and (UK Pound)19.4 million in the nine and three month ended September 30, 1999, respectively compared to (UK Pound)47.0 million and (UK Pound)15.9 million in the comparable periods in 1998 and interest on the 1998 Notes of (UK Pound)14.8 million and (UK Pound)4.9 million in the nine and three month ended September 30, 1999, respectively compared to (UK Pound)12.8 million and (UK Pound)4.9 million in the comparable periods in 1998. In addition, amortization of debt financing costs was (UK Pound)1.8 million and (UK Pound)619,000 in the nine and three months ended September 30, 1999, respectively, compared to (UK Pound)1.6 million and (UK Pound)600,000, in the comparable periods in 1998.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in pounds sterling. During the nine and three months ended September 30, 1999, the Group recorded a net foreign exchange loss of (UK Pound)6.2 million and a net foreign exchange gain of (UK Pound)28.7 million, respectively, primarily due to the unrealized losses and gains on translation of its Discount Notes and 1998 Notes. During the nine and three months ended September 30, 1998, the Group recognized a net foreign exchange gain of (UK Pound)21.1 million and a net foreign exchange gain of (UK Pound)10.9 million, respectively, primarily due to the unrealized gain on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Company's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (UK Pound)50 million at a rate of $1.6505 to (UK Pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (UK Pound)50 million at a rate of $1.6515 to (UK Pound)1. On June 16, 1998 two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (UK Pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (UK Pound)1.1 million to the Company. Realized gains on derivative financial instruments of (UK Pound)400,000 for the nine months ended September 30, 1998 consist primarily of the settlement of these two contracts. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Company's results of operations and financial condition.

Condensed Consolidated Statements of Cash Flows

Net cash provided by operating activities amounted to (UK Pound)99.8 million and (UK Pound)17.4 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999, net cash provided by operating activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)137 million from various subsidiaries of NTL, exchange losses of (UK Pound)6.2 million compared to gains of ((UK Pound)21.1) million in the prior period and accretion on the Discount Notes of (UK Pound)55.9 million compared to (UK Pound)47.0 million in the prior period.

Net cash used in investing activities amounted to (UK Pound)82.2 million and (UK Pound)100.9 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1999 and 1998 net cash used in investing activities includes purchases of fixed assets of (UK Pound)82.3 million and (UK Pound)101.0 million, respectively as a result of continuing fixed asset purchases in 1998 and 1999.

Net cash (used in) provided by financing activities was ((UK Pound)2.0) million and (UK Pound)194.0 million for the nine months ended September 30, 1999 and 1998, respectively. During the nine months ended September 30, 1998, net cash provided by financing activities includes (UK Pound)202.4 million relating to the proceeds from issuance of debt offset by financing costs of (UK Pound)6.8 million.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

Information Systems - Year 2000

The future operations of the Group depend on its network infrastructure and certain other systems performing correctly over the change of millennium and on subsequent dates. The correct handling of date information is therefore essential and detailed test programs have been completed for all crucial telecommunications and cable television network and systems infrastructure.

The Group has had an overall program in place since 1997 which encompass information technology ("IT") systems and non- IT systems containing embedded technology. The Group has installed and tested Year 2000 compliant software for the telecommunications switches, cable television infrastructure and network control systems. Other systems critical to business operations, such as the subscriber management systems and the financial and accounting systems, are maintained by the vendors. The vendors have supplied versions of these critical systems which are designed to be Year 2000 compliant and were subject to a thorough testing program. There are no known problems with vendor supplied or maintained systems. The personal computer and Local Area Network (LAN) infrastructures have been surveyed and tested. Non-compliant elements have been replaced, together with a wider functionality upgrade to increase LAN bandwidth.

Costs incurred in connection with Year 2000 compliance have not been material. Costs incurred to date are approximately (UK Pound)150,000, and it is estimated that a further (UK Pound)50,000 will be required.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of public electricity supplies during the millennium period. A number of critical sites have permanent automatic standby generators and uninterruptible power supplies. Where critical sites do not have permanent standby power, the Company intends to deploy its mobile generators. In addition, other telephone operators have suggested that the telephone network may overload due to excessive traffic. The Company is reviewing its "cold start" scenarios and alternative interconnection routes in the event of interruptions in the service of other telephone companies. Either or both of the above mentioned scenarios could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred.

During the remainder of 1999, the Company may discover additional problems and may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company has tested these third-party products, but because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of the upgrades that is believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in the United Kingdom, the Group's ability to continue to design networks, install facilities, obtain and maintain any required

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.0 Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                        DIAMOND CABLE COMMUNICATIONS PLC
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIAMOND CABLE COMMUNICATIONS PLC



Date: November 10, 1999                      By: /s/ Leigh C. Wood
                                                 ------------------------
                                                 Leigh C. Wood
                                                 (Chief Operating Officer)



Date: November 10, 1999                      By: /s/ David Kelham
                                                 -------------------------
                                                 David Kelham
                                                 (Acting Financial Director)