Form 10-K405
period 1999-12-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2000-03-30
CIK 929649

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
     (Mark One)
          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 1999
                                       OR
          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        Commission file number: 33-83740

                      DIAMOND CABLE COMMUNICATIONS LIMITED
              (Formerly known as Diamond Cable Communications PLC)
             (Exact name of registrant as specified in the charter)

            England and Wales                               N/A
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

      Diamond Plaza, Daleside Road,
       Nottingham NG2 3GG, England                          N/A
(Address of Principal Executive Offices)                (Zip Code)

                               011-44-115-952-2222
              (Registrant's Telephone Number, Including Area Code)

                        --------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        --------------------------------

                                                           Name of Each Exchange
Title of Each Class                                         on Which Registered
        None                                                        None

                        --------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                        --------------------------------
                                      None
                                (Title of Class)

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

As of March 17, 2000, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's shares.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

================================================================================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                      ------------------------------------
                          1999 FORM 10-K ANNUAL REPORT
                          ----------------------------
                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                     ------
Item  1  Business.........................................................  1
Item  2  Properties.......................................................  1
Item  3  Legal Proceedings................................................  1
Item  4  Submission of Matters to a Vote of Security Holders..............  1

                                     PART II
                                     -------
Item  5  Market for the Registrant's Common Equity and
               Related Shareholder Matters................................  1
Item  6  Selected Financial Data..........................................  2
Item  7  Management's Discussion and Analysis of Financial Condition and
               Results of Operations......................................  3
Item 7A  Quantitative and Qualitative Disclosures About Market Risk.......  6
Item  8  Financial Statements and Supplementary Data......................  6
Item  9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  6

                                    PART III
                                    --------
Item  10 Directors and Executive Officers of the Registrant................ 7
Item  11 Executive Compensation............................................ 7
Item  12 Security Ownership of Certain Beneficial Owners and Management.... 7
Item  13 Certain Relationships and Related Transactions.................... 7

                                     PART IV
                                     -------
Item  14 Exhibits, Financial Statement Schedules and
               Reports on Form 8-K........................................  7
SIGNATURES................................................................  9

This Annual Report on Form 10-K for the year ended December 31, 1999, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

This Annual Report on Form 10-K contains "forward-looking statements" as that term is defined under the provisions of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others: general economic and business conditions, the Registrant's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

                                     PART I
                                     ------

ITEM 1    BUSINESS
------    --------

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the "Company") is a limited company incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom. The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). In this Annual Report on Form 10-K, except as the context may otherwise require, references to the Company refer to the Company and references to the "Group" refer to the Company and its subsidiaries.

In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

The Company is an indirect wholly-owned subsidiary of NTL Incorporated ("NTL") as a result of the completion of the share exchange on March 8, 1999. The Company's executive office is located at Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England and its telephone number is 011-44-115-952-2222.

ITEM 2    PROPERTIES
------    ----------

The Group owns its head office and head-end/switch site in Nottingham and its switch site in Shepshed, and leases or rents 28 additional properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. The Group believes that its facilities are presently adequate to serve its existing customers.

ITEM 3    LEGAL PROCEEDINGS
------    -----------------

The Group is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II
                                     -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------    ---------------------------------------------------------------------

The Company is an indirect wholly-owned subsidiary of NTL.

ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

The following table sets forth certain financial data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                             Year Ended December 31,
                                        --------------------------------------------------------------------------------------------
                                                1999               1998               1997              1996              1995
                                                ----               ----               ----              ----              ----
                                                                                                         (2)             (1)(2)
                                                                                (In thousands)
Statement Of Operations Data:
Revenues................................(UK Pound)119,476   (UK Pound)88,756  (UK Pound)60,305   (UK Pound)37,577  (UK Pound)15,993
Operating loss                                    (30,726)           (20,055)          (16,344)           (22,011)          (13,192)
Net loss................................         (137,226)           (84,022)          (76,604)           (35,830)          (27,607)


Balance Sheet Data:
Working capital                          (UK Pound)30,948  (UK Pound)125,328  (UK Pound)52,890  (UK Pound)(10,804) (UK Pound)71,562
Property and equipment, net.............          518,056            465,866           365,636            277,301           163,721
Total assets............................          757,770            744,621           556,357            416,819           374,172
Long-term debt including current portion          889,868            803,392           545,325            325,041           319,492
Shareholder's equity (deficiency).......         (243,555)          (107,696)          (22,511)            54,100            25,133

Notes to Selected Financial Data

(1) The 1995 financial data includes the financial results of acquired businesses from October 1, 1995.
(2) The Group raised additional equity financing of (UK Pound)27.0 million and (UK Pound)64.6 million in the years ended December 31, 1995 and 1996, respectively.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company issued senior discount notes in September 1994, December 1995 and February 1997 (collectively, the "Discount Notes"). In February 1998, Diamond Holdings issued two new series of notes (the "1998 Notes"). The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations in 2000 will be approximately (UK Pound)50.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to use the (UK Pound)73.7 million cash and cash equivalents on hand, which excludes the (UK Pound)50.6 million held on behalf of affiliates pursuant to the Joint Purchasing Alliance Agreement, to meet its cash requirements.

To the extent that the amounts required for capital expenditures exceed the estimates, or the Group's cash flow does not meet expectations, the amount of cash requirements will increase. There can be no assurance that debt or equity financing, if necessary, will be available to the Group on acceptable commercial terms or at all.

Diamond Holdings has (UK Pound)135 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

The Company has $285.1 million in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") outstanding. Beginning October 1, 1999, interest accrues on the 1994 Notes and is payable semiannually, commencing March 31, 2000, at a rate of 13 1/4% per annum.

The Company also has $531 million in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") outstanding. Cash interest is not payable on the 1995 Notes prior to December 15, 2000. Thereafter, interest will accrue on the 1995 Notes and will be payable semiannually, commencing June 15, 2001 at a rate of 11 3/4% per annum.

Finally, the Company has $421 million in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") outstanding. Cash interest is not payable on the 1997 Notes prior to August 15, 2002. Thereafter, interest will accrue on the 1997 Notes and will be payable semiannually, commencing August 15, 2000, at a rate of 10 3/4% per annum.

Year 2000 Issue
---------------

The Group had a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations, infrastructure, suppliers, and customers, and to develop, implement and test remediation and contingency plans to mitigate these risks. To date, the Group has not experienced any significant problems related to the Year 2000.

Because the Group uses a variety of information systems and has additional systems embedded in its operations and infrastructure, it cannot be sure that all of its systems will continue to work together in a Year 2000-ready fashion. Furthermore, the Group cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Group is reliant for services. Therefore, a problem that has not yet been identified may arise and could have adverse consequences to the Group.

Consolidated Statement of Cash Flows
------------------------------------

Net cash provided by operating activities amounted to (UK Pound)63.8 million, (UK Pound)31.4 million and (UK Pound)20.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. In 1999, net cash provided by operating activities includes the Joint Purchasing Alliance Agreement deposit of (UK Pound)50.6 million from various subsidiaries of NTL, foreign exchange losses of (UK Pound)20.8 million compared to gains of (UK Pound)(7.2) million in 1998 and accretion on the Discount Notes of (UK Pound)69.5 million compared to (UK Pound)63.8 million in 1998.

Net cash used in investing activities amounted to (UK Pound)101.4 million, (UK Pound)134.3 million and (UK Pound)110.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in investing activities in 1999 and 1998 includes purchases of fixed assets of (UK Pound)101.5 million and (UK Pound)134.4 million, respectively as a result of continuing fixed asset purchases.

Net cash (used in) provided by financing activities amounted to (UK Pound)(2.7) million, (UK Pound)193.1 million and (UK Pound)146.6 million for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash used in financing activities in 1999 includes capital lease payments of (UK Pound)(2.6) million in 1999. Net cash provided by financing activities in 1998 includes the proceeds from the issuance of debt of (UK Pound)202.4 million offset by financing costs of (UK Pound)7.0 million.

Results of Operations
---------------------

Revenue was (UK Pound)119.5 million, (UK Pound)88.8 million and (UK Pound)60.3 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 34.6% from 1998 to 1999 and 47.2% from 1997 to 1998. This growth is primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. These trends are expected to continue for the foreseeable future.

Operating costs were (UK Pound)42.7 million, (UK Pound)28.4 million and (UK Pound)21.8 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 50.2% from 1998 to 1999 and 30.1% from 1997 to 1998. These increases are predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses were (UK Pound)43.6 million, (UK Pound)37.2 million and (UK Pound)27.2 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 17.3% from 1998 to 1999 and 36.6% from 1997 to 1998. These increases are attributable to increased administration and customer acquisition costs associated with the expansion of the Group's customer base together with additional franchise license costs which commenced in 1999. Additionally, beginning in the fourth quarter of 1999, a subsidiary of NTL charged the company (UK Pound)3.1 million for providing management, financial, legal and technical services to the Company. As a percentage of total revenues, however, these costs were 36.5% in 1999, 41.9% in 1998 and 45.1% in 1997.

Depreciation and amortization expense was (UK Pound)55.0 million, (UK Pound)43.2 million and (UK Pound)27.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 27.3% from 1998 to 1999 and 56.5% from 1997 to 1998. These increases are attributable to the increasing cost of the Group's network and the related additional depreciation.

Other expenses of (UK Pound)8.9 million for the year ended December 31, 1999 relate to costs incurred in connection with the Share Exchange Agreement with NTL, including fees paid to financial advisors to the Group.

Interest expense and amortization of debt discount and expenses was (UK Pound)98.4 million, (UK Pound)84.6 million and (UK Pound)66.4 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing increases of 16.2% from 1998 to 1999 and 27.5% from 1997 to 1998. The 1999 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)69.5 million, interest on the 1994 and 1998 Notes of (UK Pound)25.6 million, amortization of deferred financing costs of (UK Pound)2.5 million and other interest expense of (UK Pound)0.8 million. The 1998 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)63.8 million, interest on the 1998 Notes of (UK Pound)17.6 million, amortization of deferred financing costs of (UK Pound)2.3 million and other interest expense of (UK Pound)0.9 million. The 1997 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)55.0 million, amortization of deferred financing costs of (UK Pound)2.5 million, commitment fees of (UK Pound)0.9 million and other interest expense of (UK Pound)1.1 million. In addition, interest expense in 1997 includes (UK Pound)6.9 million for the write-off of financing costs related to a senior bank facility which was terminated in February 1998 as a condition of the issue of the 1998 Notes.

A substantial portion of the Group's existing debt obligations are denominated in US dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. For the years ended December 31, 1999 and 1998, the Group recognized a net foreign exchange loss of (UK Pound)18.9 million and a net foreign exchange gain of (UK Pound)7.2 million, respectively, primarily due to the unrealized losses and gains on the translation of its Discount Notes and 1998 Notes. For the year ended December 31, 1997, the Group recognized a net foreign exchange loss of (UK Pound)12.6 million primarily due to the unrealized loss on the translation of its Discount Notes.

The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (UK Pound)50 million at a rate of $1.6505 to (UK Pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (UK Pound)50 million at a rate of $1.6515 to (UK Pound)1. On June 16, 1998, two offsetting agreements were entered into at rates of $1.6326 and $1.6322 to (UK Pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (UK Pound)1.1 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1997 an unrealized gain of approximately (UK Pound)0.7 million on the two (UK Pound)50 million sell forward contracts. For the year ended December 31, 1998, the Company recorded a realized gain of approximately (UK Pound)0.4 million on the settlement of the offsetting contracts reflecting the cash payment on settlement of the contracts in excess of the gain recorded in 1997. The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (UK Pound)200 million at a rate of $1.6289 to (UK Pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (UK Pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (UK Pound)3.4 million to the Company. During the first quarter of 1997, the Company recorded a realized gain of approximately (UK Pound)11.5 million on the settlement of the two offsetting contracts, reflecting the cash payment on settlement of the contracts in excess of the unrealized loss of approximately (UK Pound)8.1 million recognized during 1996. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Company's results of operations and financial condition.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Market Risk
-----------

The Group is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Since 1998, the Group has not entered into derivatives or other financial instruments for trading or speculative purposes. The Group has entered into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates, primarily US dollar/UK pound sterling. The counterparties are major financial institutions. The Group does not enter into derivatives or financial instruments to manage or reduce the impact of changes in interest rates.

Foreign Exchange Risk
---------------------

The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company's Discount Notes and Diamond Holdings' US dollar-denominated 1998 Notes, which together constitute the substantial portion of the Group's existing debt obligations, are denominated in US dollars, while the Group's revenues are generated and stated in UK pounds sterling.

The Group's results have in the past been affected by the foreign exchange contracts described above, which the Company entered into based on its assessment of foreign currency market conditions and a desire to manage currency exchange exposure risks associated with its outstanding US dollar-denominated debt instruments. In the future, the Group may from time to time enter into similar foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may continue to have a material effect on the results of operations of the Group and the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Interest Rate Risk
------------------

The Group is exposed to interest rate risk on the fair market value of its long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate

                                                                                                                     Fair
                                                                                                                    Value
                                             2000  2001  2002  2003    2004      Thereafter         Total          12/31/99
                                             ----  ----  ----  ----  -------  ---------------    -------------  -------------
                                                                          (in millions)
Long-term Debt, Including Current Portion...

U.S. dollars
  Fixed Rate................................                            $285           $1,062            $1,347          $1,254
  Average Interest Rate.....................                          13.25%           11.08%
  Average Forward Exchange Rate.............                           .6173            .6083

U.K. pound
  Fixed Rate................................                                    (UK Pound)135     (UK Pound)135   (UK Pound)135
  Average Interest Rate.....................                                              10%

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

The consolidated financial statements of the Group are filed under this Item commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    FINANCIAL DISCLOSURE
          ---------------------------------------------------------------

Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13
-----------------------

Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------




(a)  The   following   Consolidated   Financial   Statements  of  Diamond  Cable
Communications Limited are filed as part of this report:

                                                                            Page
       Report of Independent Auditors.......................................F-2
       Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1999..................F-4
       Consolidated Balance Sheets at December 31, 1999 and 1998............F-5
       Consolidated Statement of Shareholder's Deficiency for each of the years in the three year period ended December 31, 1999........F-6
       Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1999..................F-7
       Notes to the Consolidated Financial Statements.......................F-8

(b) (i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is filed as part of this report.

          Schedule II - Valuation and Qualifying Accounts

          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

(c) The Company filed no Current Reports on Form 8-K during the three month period ended December 31, 1999.

(d)  Exhibits:

ITEM NO.                      DESCRIPTION
--------                      -----------
*3.1        Memorandum and Articles of Association of Diamond Cable
            Communications Plc
*3.2        Memorandum and Articles of Association of Diamond Holdings Plc.
            (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 3.2)).
*10.1 Indenture dated as of February 27, 1997 between Diamond Cable Communications Plc and The Bank of New York, as Trustee.
*10.2 Senior Notes Depositary Agreement, February 27, 1997 between Diamond Cable Communications Plc and the Bank of New York, as Book-Entry Depositary.
*10.3 Shareholders Agreements, dated as of September 1, 1994 among ECCP, AmSouth, as trustee for the McDonald Interests, CGT Family Corporation, GS Capital Partners, L.P., William W. McDonald and Diamond Cable Communications Plc. (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.1)).
*10.4 Management Agreement, dated July 5, 1994, between ECE Management Company and Diamond Cable (Nottingham) Limited (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.2)).

*10.5 Service Agreement, dated May 17, 1994, between Gary L. Davis and Diamond Cable (Nottingham) Limited (incorporated by reference Diamond Cable (Nottingham) Limited (incorporated by reference Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.3)).
*10.6 Service Contract, dated March 1, 1994, between Duncan Craig and Diamond Cable (Nottingham) Limited (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740, Exhibit No. 10.4)).
*10.7 Service Contract, dated as of April 1, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and incorporated by reference herein.
*10.8 Service Agreement, dated July 1, 1995, between Diamond Cable Communications Plc and Nicholas Millard, filed as an exhibit to the Company's 1996 Annual Report on Form 10-K, File No. 33-83740, and incorporated by reference herein.
*10.9 Senior Management Option Scheme, adopted on October 29, 1994, filed as an exhibit to the Company's 1994 Annual Report on Form 10-K, File No. 33- 83740, and incorporated by reference herein.
*10.10 Form of Subscription Agreement among Company and Shareholders relating to equity commitment (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374, Exhibit No. 10.7)).
*10.11 Form of Indenture, dated as of December 15, 1995, between Diamond Cable Communications Plc and The Bank of New York, as Trustee (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374, Exhibit No. 4.1)).
*10.12 Form of Senior Notes Depositary Agreement, dated as of December 16, 1995, between Diamond Cable Communications Plc and The Bank of New York, as Book-Entry Depositary (incorporated by reference to the Company's registration statement on Form S-1 (File No. 32-98374, Exhibit No. 4.2)).
*10.13 Indenture, dated as of September 29, 1994, between Diamond Cable Communications Plc and The Bank of New York, as Trustee (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33- 83740, Exhibit No. 4.1)).
*10.14 Senior Notes Depositary Agreement, dated as of September 29, 1994, between Diamond Cable Communications Plc and The Bank of New York, as Book-Entry Depositary (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740; Exhibit No. 4.2)).
*10.15 First Supplemental Indenture, dated as of May 31, 1996 between Diamond Cable Communications Plc and The Bank of New York, as Trustee (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-83740; Exhibit No. 4.3)).
*10.16 Service Contract, dated September 18, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 10.9).
*10.17 Supplemental Management Agreement, dated February 27, 1997, among Diamond Cable Communications Plc, Diamond Cable Communications (UK) Ltd and ECE Management International, LLC.
*10.18 Indenture, dated as of February 6, 1998, among Diamond Holdings Plc, Diamond Cable Communications Plc and The Bank of New York, as Trustee (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 4.1)).
*10.19 Senior Note Depositary Agreement, dated February 6, 1998, among Diamond Holdings, The Bank of New York, as Global Depositary, and the Owners of Book-Entry Interests (incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 4.2)).
*21.1 Subsidiaries of Registrant (incorporated by reference to the Company's registration statement on Form S-1 (File No. 33-98374, Exhibit No. 21.1)).
27.1        Financial Data Schedule
*99.1 Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Plc, dated as of June 16, 1998 (incorporated by reference to the Company's 1998 Form 10-K, filed on March 31, 1999)
*99.2 Amendment No. 1, dated as of December 21, 1998, to the Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Plc, dated as of June 16, 1998 (incorporated by reference to the Company's 1998 Form 10-K, filed on March 31, 1999)

* Previously filed or incorporated by reference to a concurrent filing.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Diamond Cable Communications Limited
                                 -----------------------------------------------
                                 (Registrant)

                             By  /s/ Leigh C. Wood
                                 -----------------------------------------------
                                 Leigh C. Wood
                                 Chairman of the Board
                                 (Principal Executive Officer)

March 27, 2000


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                 Title                                  Date
       ---------                 -----                                  ----

/s/ Leigh C. Wood
-----------------------
Leigh C. Wood            Chairman of the Board and                March 27, 2000
                         Director (Principal
                         Executive Officer)

/s/ David Kelham
-----------------------
David Kelham             Director (Principal                      March 27, 2000
                         Financial and
                         Accounting Officer)

/s/ Robert Mackenzie
-----------------------
Robert Mackenzie         Secretary and Director                   March 27, 2000

                        FORM 10-K - ITEM 14(a)(1) and (2)
                        ---------------------------------

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


The following consolidated financial statements of Diamond Cable Communications Limited are included in Item 8:

                                                                            Page

     Report of Independent Auditors.......................................   F-2

     Consolidated Statements of Operations for each of the years
        in the three year period ended December 31, 1999..................   F-4

     Consolidated Balance Sheets at December 31, 1999 and 1998............   F-5

     Consolidated Statement of Shareholder's Deficiency for each of
        the years in the three year period ended December 31, 1999........   F-6

     Consolidated Statements of Cash Flows for each of the years
        in the three year period ended December 31, 1999..................   F-7

     Notes to the Consolidated Financial Statements.......................   F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholder
Diamond Cable Communications Limited

We have audited the accompanying consolidated balance sheet of Diamond Cable Communications Limited as of December 31, 1999 and the related consolidated statements of operations, shareholder's deficiency and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the index at Item 14 (b)(i). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Cable Communications Limited as of December 31, 1999 and the consolidated results of its operations and its consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young

Registered Auditors
Nottingham, England
March 27, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc)

        We have audited the accompanying consolidated balance sheet of Diamond Cable Communications Limited and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the years in the two year period ended December 31, 1998. Our audits also included the financial statement schedule for each of the years in the two year period ended December 31, 1998, as listed in
Item 14(b)(i). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two year period ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

KPMG

Chartered Accountants
Registered Auditors
Nottingham, England
March 30, 1999

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(in (UK Pound)000's)

                                                                                     Year ended December 31,
                                                                      1999                    1998                   1997
                                                             ---------------------     -------------------   --------------------
Revenue .....................................................   (UK Pound)119,476        (UK Pound)88,756       (UK Pound)60,305
                                                             --------------------      ------------------    -------------------

Costs and expenses
    Operating................................................              42,693                  28,416                 21,837
    Selling, general and administrative......................              43,569                  37,157                 27,192
    Depreciation and amortization............................              55,047                  43,238                 27,620
    Other expenses...........................................               8,893                       -                      -
                                                             ---------------------     -------------------   --------------------
                                                                          150,202                 108,811                 76,649
                                                             ---------------------     -------------------   --------------------

Operating loss...............................................             (30,726)                (20,055)               (16,344)

Other income (expense)
    Interest income..........................................              10,769                  13,084                  6,440
    Interest expense and amortization of
        debt discount and expenses...........................             (98,358)                (84,626)               (66,367)
    Foreign exchange (losses) gains, net.....................             (18,911)                  7,163                (12,555)
    Unrealized gains on derivative financial instruments.....                   -                       -                    669
    Realized gains on derivative financial instruments.......                   -                     412                 11,553
                                                             ---------------------     -------------------   --------------------
Net loss.....................................................  (UK Pound)(137,226)      (UK Pound)(84,022)     (UK Pound)(76,604)
                                                             =====================     ===================   ====================

See notes to consolidated financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED BALANCE SHEETS
(in (UK Pound)000's except share data)

                                                                                                       December 31,
                                                                                            1999                       1998
                                                                                   ----------------------     --------------------
Assets
------

Current assets
      Cash and cash equivalents....................................................    (UK Pound)124,348        (UK Pound)164,738
      Trade receivables - less allowance for doubtful accounts
           of (UK Pound)4,100 (1999) and (UK Pound)4,775 (1998)....................               14,050                    9,873
      Due from affiliates..........................................................                2,387                        -
      Other                                                                                        4,350                    2,229
                                                                                   ---------------------      -------------------
           Total current assets....................................................              145,135                  176,840

Property and equipment - net ......................................................              518,056                  465,866
Deferred financing costs - net of accumulated amortization of
      (UK Pound)7,288 (1999) and (UK Pound)4,830 (1998)............................               17,864                   20,322
Goodwill - net of accumulated amortization of (UK Pound)20,613 (1999) and
      (UK Pound)15,764 (1998)......................................................               76,347                   81,196
Franchise costs - net of accumulated amortization of (UK Pound)248 (1999) and
      (UK Pound)142 (1998).........................................................                  368                      397
                                                                                   ---------------------      -------------------
Total assets ......................................................................    (UK Pound)757,770        (UK Pound)744,621
                                                                                   =====================      ===================

Liabilities and shareholder's deficiency
----------------------------------------

Current liabilities
      Accounts payable.............................................................     (UK Pound)31,158         (UK Pound)28,514
      Accounts payable deposit.....................................................               50,558                        -
      Interest payable.............................................................               14,060                    8,140
      Current portion of long-term debt............................................                2,730                    2,587
      Other                                                                                       15,681                   12,271
                                                                                   ---------------------      -------------------
           Total current liabilities...............................................              114,187                   51,512

Long-term debt
      Notes payable................................................................              882,805                  793,917
      Capital lease obligations....................................................                2,129                    4,580
      Mortgage loan................................................................                2,204                    2,308
                                                                                   ---------------------      -------------------
           Total long-term debt....................................................              887,138                  800,805

Commitments and contingent liabilities

Shareholder's deficiency:
      Ordinary shares: 70,000,000 authorized; issued and outstanding
           59,138,851 (1999) and 59,138,791 (1998).................................                1,478                    1,478
      Non-voting deferred shares:
           6 authorized; issued and outstanding none (1999) and 6 (1998)...........                    -                        -
      Additional paid-in-capital...................................................              134,466                  134,466
      Accumulated other comprehensive loss.........................................                    -                   (1,367)
      Accumulated deficit..........................................................             (379,499)                (242,273)
                                                                                   ---------------------      -------------------
                                                                                                (243,555)                (107,696)
                                                                                   ---------------------      -------------------
Total liabilities and shareholder's deficiency.....................................    (UK Pound)757,770        (UK Pound)744,621
                                                                                   =====================      ===================

See notes to consolidated financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
(in (UK Pound)000's except share data)


                                                                                     Additional
                                                                 Non-voting             Paid-
                                        Ordinary Shares        Deferred Shares        in-capital
                                  --------------------------- ------------------- ------------------
                                   Shares            Par       Shares      Par
                                   ------            ---       ------      ---
Balance at January 1, 1997........59,138,791  (UK Pound)1,478      6  (UK Pound)- (UK Pound)134,466
Unrealized loss on securities.....         -                -      -            -                 -
Net loss..........................         -                -      -            -                 -

Comprehensive loss................         -                -      -            -                 -
                                  ----------  ---------------- -----  ----------- -----------------
Balance at December 31, 1997......59,138,791            1,478      6            -           134,466
Unrealized loss on securities.....         -                -      -            -                 -
Net loss..........................         -                -      -            -                 -

Comprehensive loss................         -                -      -            -                 -
                                  ----------  ---------------- -----  ----------- -----------------
Balance at December 31, 1998......59,138,791            1,478      6            -           134,466
Redesignation of deferred
   shares.........................        60                -     (6)           -                 -
Unrealized gain on securities.....         -                -      -            -                 -
Net loss..........................         -                -      -            -                 -

Comprehensive loss................         -                -      -            -                 -
                                  ----------  ---------------- -----  ----------- -----------------
Balance at December 31, 1999......59,138,851  (UK Pound)1,478      -  (UK Pound)- (UK Pound)134,466
                                  ==========  ===============  =====  =========== =================

                                                       Accumulated
                                                           other                              Total
                                         Compre-          Compre-                          Shareholder's
                                         hensive          hensive       Accumulated            Equity
                                          Loss             Loss           Deficit          (Deficiency)
                                   ----------------- --------------- ----------------- -------------------
Balance at January 1, 1997........                   (UK Pound)(197) (UK Pound)(81,647)  (UK Pound)54,100
Unrealized loss on securities.....      (UK Pound)(7)            (7)                 -                 (7)
Net loss..........................           (76,604)             -            (76,604)           (76,604)
                                  ------------------
Comprehensive loss................ (UK Pound)(76,611)             -                  -                  -
                                  ------------------ -------------- ------------------ ------------------
Balance at December 31, 1997......                             (204)          (158,251)           (22,511)
Unrealized loss on securities.....  (UK Pound)(1,163)        (1,163)                 -             (1,163)
Net loss..........................           (84,022)             -            (84,022)           (84,022)
                                  ------------------
Comprehensive loss................ (UK Pound)(85,185)             -                  -                  -
                                  ------------------ -------------- ------------------ ------------------
Balance at December 31, 1998......                           (1,367)          (242,273)          (107,696)
Redesignation of deferred
   shares.........................                 -              -                  -                  -
Unrealized gain on securities.....   (UK Pound)1,367          1,367                  -              1,367
Net loss..........................          (137,226)             -           (137,226)          (137,226)
                                  ------------------
Comprehensive loss................(UK Pound)(135,859)             -                  -                  -
                                  ------------------ -------------- ------------------ ------------------
Balance at December 31, 1999......                     (UK Pound) - (UK Pound)(379,499)(UK Pound)(243,555)
                                  ================== ============== ================== ==================

See notes to consolidated financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in (UK Pound)000's)

                                                                                         Year Ended December 31,
                                                                                 1999              1998                1997
                                                                        ------------------  -----------------   ------------------
Operating activities
Net loss................................................................(UK Pound)(137,226) (UK Pound)(84,022)   (UK Pound)(76,604)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization.......................................            55,047             43,238               27,620
    Foreign exchange losses (gains), net................................            20,779             (7,151)              11,714
    Loss on sale of assets..............................................                 -                  -                  110
    Provision of losses on accounts receivable..........................             1,974              1,987                1,097
    Amortization of deferred financing costs............................             2,458              2,203                9,301
    Accretion of notes payable discount.................................            69,541             63,826               55,038
    Change in operating assets and liabilities:
        Trade receivables...............................................            (6,151)            (3,291)              (3,277)
        Due from affiliates.............................................            (2,387)                 -                    -
        Other current assets............................................            (2,121)             2,241                 (566)
        Accounts payable................................................             3,498              4,339                4,255
        Accounts payable deposit........................................            50,558                  -                    -
        Interest payable................................................             5,920              8,140                    -
        Other current liabilities.......................................             1,892               (102)              (7,812)
                                                                        ------------------  -----------------   ------------------
                   Net cash provided by operating activities............            63,782             31,408               20,876
                                                                        ------------------  -----------------   ------------------

Investing activities
    Purchase of property and equipment..................................          (101,475)          (134,383)            (110,145)
    Proceeds from disposition of property and equipment.................                37                 69                   62
    Cash paid for franchises............................................                 -                  -                   (3)
                                                                        ------------------  -----------------   ------------------
                   Net cash used in investing activities................          (101,438)          (134,314)            (110,086)
                                                                        ------------------  -----------------   ------------------

Financing activities
    Proceeds from issuance of debt......................................                 -            202,381              153,691
    Debt financing costs................................................                 -             (6,968)              (5,375)
    Principal payments..................................................              (155)               (37)                 (54)
    Capital lease payments..............................................            (2,579)            (2,249)              (1,676)
                                                                        ------------------  -----------------   ------------------
                   Net cash (used in) provided by financing activities..            (2,734)           193,127              146,586
                                                                        ------------------  -----------------   ------------------

Effect of exchange rate changes on cash and
    cash equivalents....................................................                 -             (1,163)                  (7)
                                                                        ------------------  -----------------   ------------------

(Decrease) increase in cash and cash equivalents........................           (40,390)            89,058               57,369

Cash and cash equivalents at beginning of year..........................           164,738             75,680               18,311
                                                                        ------------------  -----------------   ------------------

Cash and cash equivalents at end of year................................ (UK Pound)124,348  (UK Pound)164,738     (UK Pound)75,680
                                                                        ==================  =================   ==================

See notes to consolidated financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND NTL INCORPORATED ACQUISITION

     Diamond Cable Communications Limited (formerly Diamond Cable Communications
     Plc) (the "Company") is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the "UK"). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). When used herein, the "Group" refers to the Company and its subsidiaries.

     In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Communications Corp. (formerly NTL Incorporated). NTL Communications Corp. is a wholly-owned subsidiary of NTL Incorporated ("NTL"). As a result, the Company became an indirect wholly-owned subsidiary of NTL. Other expenses of (UK Pound)8.9 million consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Currency Transactions
     The primary economic environment in which the Group operates is the UK and hence its reporting currency is the UK Pound Sterling ((UK Pound)). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Foreign currency transaction gains and losses are included in the results of operations as incurred. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Foreign exchange forward contracts which do not hedge firm commitments are recorded at market value with reported gains and losses recorded in the results of operations.

     Cash Equivalents
     Cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash. Cash equivalents of (UK Pound)121.5 million and (UK Pound)161.7 million at December 31, 1999 and 1998, respectively, consist principally of deposits in a unit fund.

     Deferred Financing Costs
     Deferred financing costs were incurred in connection with the issuance of debt and are amortized over the term of the debt as an adjustment of yield.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Property and Equipment
     Property and equipment is stated at cost. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment - 6 to 40 years and other equipment - 3 to 50 years.

     Goodwill
     Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited of 20 years.

     Franchise Costs
     Costs relating to unsuccessful applications were charged to operations as incurred. Costs relating to successful applications are amortized over the franchise term, generally 23 years.

     Valuation of Long-Lived Assets
     Long-lived assets, including property and equipment, goodwill and franchise costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

     Interest Rate Swaps
     Interest rate swaps, which were not designated to an asset or liability, were recorded on the balance sheet in other assets or other liabilities at their market value. Any gains or losses were recognized in the consolidated statement of operations. Interest rate swaps which were designated to assets and liabilities were accounted for on an accrual basis.

     Revenue Recognition
     Revenue is recognized at the time the service is provided to the customer. Charges for services that are billed in advance are deferred and recognized when earned.

     Cable System Costs, Expenses and Revenues
     The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with Statement of Financial
     Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

     Advertising Expense
     The Group charges the cost of advertising to expense as incurred. Advertising costs were (UK Pound)493,000, (UK Pound)1,000,000 and (UK Pound)490,000 in 1999, 1998 and 1997, respectively.

     Pension Costs
     The Group operates a defined contribution pension plan and also contributes up to specified limits to the third party plan of the employee's choice. Pension costs of (UK Pound)307,000, (UK Pound)202,000 and (UK Pound)196,000 in 1999, 1998 and 1997 respectively, represent the contributions payable to the selected plans.

     Segment Reporting
     The Group has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Group's operations are a single segment.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with current year presentation.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted by the Group effective January 1, 2001. Upon the adoption of SFAS No. 133, all derivative instruments are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company is evaluating the impact that the adoption of SFAS No. 133 will have on its financial position and results of operations.

4.   JOINT PURCHASING ALLIANCE AGREEMENT

     The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of (UK Pound)137 million from various subsidiaries of NTL. Funds held by the Company under the Alliance Agreement are included in the balance sheet as Cash and Cash Equivalents and Accounts Payable Deposit.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of (in (UK Pound)000's):

                                                                                      December 31,
                                                                              1999                   1998
                                                                              ----                   ----
        Operating equipment.........................................   (UK Pound)624,013      (UK Pound)532,296
        Other equipment.............................................              25,103                 22,057
        Construction in progress....................................              11,153                  4,200
                                                                       -----------------      -----------------
                                                                                 660,269                558,553
        Accumulated depreciation....................................            (142,213)               (92,687)
                                                                       -----------------      -----------------
                                                                       (UK Pound)518,056      (UK Pound)465,866
                                                                       =================      =================

     The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life was to reduce net income for the year ended December 31, 1998 by (UK Pound)6.6 million.

6.   FINANCIAL INSTRUMENTS

     Interest Rate Swap

     On July 3, 1995, an entity subsequently acquired by the Company entered into a five year agreement to swap a floating interest rate calculated at sterling LIBOR for a fixed rate of 8.79%. Following acquisition by the Company, the interest rate swap was retained and was recorded on the consolidated balance sheet in other liabilities at its market value at December 31, 1997 of (UK Pound)1.2 million. The interest rate swap was terminated in March 1998, with a payment by the Company of (UK Pound)1.2 million.

     Foreign Exchange Forward Contracts

     The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (UK Pound)50 million at a rate of $1.6505 to (UK Pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (UK Pound)50 million at a rate of $1.6515 to (UK Pound)1. On June 16, 1998, two off-setting agreements were entered into at rates of $1.6326 and $1.6322 to (UK Pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (UK Pound)1.1 million to the Company. Because of changes in prevailing rates, the Company recorded for the year ended December 31, 1997 an unrealized gain of approximately (UK Pound)0.7 million on the two (UK Pound)50 million sell forward contracts. For the year ended December 31,

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     1998, the Company recorded a realized gain of approximately (UK Pound)0.4 million on the settlement of the offsetting contracts reflecting the cash payment on settlement of the contracts in excess of the gain recorded in 1997.

     The Company entered into a foreign exchange forward contract on November 1, 1996 for settlement on May 6, 1997 to sell (UK Pound)200 million at a rate of $1.6289 to (UK Pound)1. On January 31, 1997 an offsetting agreement was entered into at a rate of $1.6014 to (UK Pound)1. The offsetting contracts were settled on February 6, 1997 with a payment of approximately (UK Pound)3.4 million to the Company. During the first quarter of 1997, the Company recorded a realized gain of approximately (UK Pound)11.5 million on the settlement of the two offsetting contracts, reflecting the cash payment on settlement of the contracts in excess of the unrealized loss of approximately (UK Pound)8.1 million recognized during 1996.

     Gains (losses) on derivative financial instruments consist of (in (UK Pound)000's):

                                                                             Year ended December 31,
                                                                        1999         1998               1997
                                                                    -----------   -----------      -------------
        Unrealized loss on interest rate swap...................... (UK Pound)-   (UK Pound)-      (UK Pound)(57)
        Unrealized gain on foreign exchange forward contracts......           -             -                726
                                                                    -----------   -----------      -------------
                                                                    (UK Pound)-   (UK Pound)-      (UK Pound)669
                                                                    ===========   ===========      =============

                                                                               Year ended December 31,
                                                                        1999            1998             1997
                                                                    ------------   --------------   ----------------
        Realized gain on interest rate swap.........................(UK Pound)-     (UK Pound)24         (UK Pound)-
        Realized gain on foreign exchange forward contracts.........          -              388              11,553
                                                                    -----------    -------------    ----------------
                                                                    (UK Pound)-    (UK Pound)412    (UK Pound)11,553
                                                                    ===========    =============    ================

7.   NOTES PAYABLE

     Notes payable consist of (in (UK Pound)000's):

                                                                     December 31,
                                                             1999                   1998
                                                             ----                   ----

        13 1/4% Senior Discount Notes (a)..............(UK Pound)176,533     (UK Pound)155,809
        11 3/4% Senior Discount Notes (b)..............          294,724               255,366
        10 3/4% Senior Discount Notes (c)..............          208,498               181,588
        10% Senior Sterling Notes (d)..................          135,000               135,000
        9 1/8% Senior Notes (d)........................           68,050                66,154
                                                       -----------------     -----------------
                                                       (UK Pound)882,805     (UK Pound)793,917
                                                       =================     =================

     (a) On September 28, 1994 the Company issued $285.1 million of 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to (UK Pound)91 million. Interest on the 1994 Notes is payable semiannually, commencing March 31, 2000 at a rate of 13 1/4% per annum. The 1994 Notes may be redeemed at the option of the Company, in whole or in part, at any time after September 30, 1999, at specified redemption prices. The 1994 Notes may be redeemed at the option of the Company, in a whole, but not in part at the accreted value or if such redemption is to occur on or after September 30, 1999 at 100% of the principal amount at maturity, plus accrued and unpaid interest, if any, to the date of redemption in the event of certain tax law changes requiring the Company to pay additional amounts.

     (b) On December 15, 1995, the Company issued $531 million of 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to (UK Pound)187 million after issuance costs of (UK Pound)8 million. Interest will not

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

          accrue on the 1995 Notes prior to December 15, 2000. Interest on the 1995 Notes is payable semiannually, commencing June 15, 2001 at a rate of 11 3/4% per annum. The 1995 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 2000 at specified redemption prices. The 1995 Notes may be redeemed at the option of the Company in whole, but not in part, at any time at the accreted value thereof or if such redemption is to occur on or after December 15, 2000 at 100% of the principal amount at maturity, plus accrued interest to the date of redemption, in the event of certain tax law changes requiring the payment of additional amounts.

     (c) On February 21, 1997 the Company issued $421 million of 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to (UK Pound)149 million after issuance costs of (UK Pound)5 million. Interest will not accrue on the 1997 Notes prior to February 15, 2002. Interest on the 1997 Notes is payable semiannually, commencing August 15, 2002 at a rate of 10 3/4% per annum. The 1997 Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2002 at scheduled redemption rates.

     (d) On February 6, 1998 Diamond Holdings issued (UK Pound)135 million principal amount of its 10% Senior Notes due February 1, 2008 and $110 million principal amount of 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes") at par. The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and any other amounts due. Net proceeds received by Diamond Holdings amounted to (UK Pound)195 million after issuance costs of (UK Pound)7 million. Interest on the 1998 Notes is payable semiannually in arrears commencing August 1, 1998. The 1998 Notes are redeemable, in whole or in part, at the option of Diamond Holdings at any time on or after February 1, 2003 at scheduled redemption rates.

     The 1994 Notes, 1995 Notes and the 1997 Notes (collectively, "the Discount Notes") are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

     The Discount Notes are stated net of unamortized discount of approximately (UK Pound)86 million and (UK Pound)151 million at December 31, 1999 and 1998, respectively. The discount is being accreted through the consolidated statement of operations such that the Company recognizes a fixed rate of interest. Total accretion was (UK Pound)70 million, (UK Pound)64 million and (UK Pound)55 million in 1999, 1998 and 1997, respectively.

     The Discount Notes and 1998 Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with affiliates.

     In connection with the provisions of the indentures pursuant to which the Company and Diamond Holdings' debt securities were issued, the Company and Diamond Holdings were required to make an offer to repurchase such debt securities at a price of 101% of their accreted value or principal amount following a "change of control." The Company and Diamond Holdings commenced offers to repurchase their outstanding debt securities on April 1, 1999 which expired on April 30, 1999. The Company and Diamond Holdings paid (UK Pound)66,000 to repurchase the tendered debt securities.

     Repayments of notes payable are as follows (in (UK Pound)000's):

           Year ending December 31:
                   2000..........................(UK Pound)           -
                   2001..........................                     -
                   2002..........................                     -
                   2003..........................                     -
                   2004..........................               176,533
                   Thereafter....................               791,923
                                                 ----------------------
                                                      (UK Pound)968,456
                                                 ======================

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   MORTGAGE LOAN

     The Group entered into a mortgage loan agreement of (UK Pound)2.5 million to fund the construction of the Company's headquarters in Nottingham. The mortgage is repayable over a period of 20 years commencing July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

     A  summary  of  property  held  under   mortgage  is  as  follows  (in  (UK
     Pound)000's):

                                                      December 31,
                                                 1999              1998
                                                 ----              ----
        Property...........................(UK Pound)5,482    (UK Pound)5,032
        Accumulated Depreciation...........           (306)              (202)
                                           ---------------   ----------------
                                           (UK Pound)5,176    (UK Pound)4,830
                                           ===============   ================

        Future minimum mortgage repayments are as follows (in (UK Pound)000's):

            Year ending December 31:
                  2000...............................    (UK Pound)91
                  2001...............................             109
                  2002...............................             127
                  2003...............................             145
                  2004...............................             163
                  Thereafter.........................           1,660
                                                     ----------------
                                                      (UK Pound)2,295
                                                     ================

9.   RELATED PARTY TRANSACTIONS

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)3.1 million in 1999 which is included in selling, general and administrative expenses and in the due from affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

     The Company had a 10-year Management Agreement effective June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by former shareholders of the Company. The contract provided for an annual management fee of $200,000. In addition, the Group agreed to reimburse ECE Management for the costs incurred in the performance of its duties. During 1998 and 1997, the Group recorded expenses of (UK Pound)2.2 million and (UK Pound)2.1 million, respectively, as amounts paid or payable to ECE Management in connection with management services provided to the Group and all related expenses incurred. The Management Agreement was terminated in 1999 when the Company became an indirect wholly-owned subsidiary of NTL.

     Goldman, Sachs & Co., a former shareholder of the Company, and Goldman Sachs International acted as purchasers in connection with the offering of the 1998 Notes and received underwriting commissions of approximately $9.6 million. Goldman, Sachs & Co. acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6.8 million. Goldman, Sachs & Co. acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6.8 million. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co. received underwriting commissions of approximately $4.9 million. Goldman, Sachs & Co. was the counterparty to foreign exchange contracts entered into by the Company in 1997 and 1998.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  INCOME TAXES

     No provision for taxation has been made due to operating losses incurred to date. At December 31, 1999, the Group has tax net operating losses carried forward of approximately (UK Pound)157.1 million and capital losses carried forward of approximately (UK Pound)1 million. The operating losses have an unlimited carry forward period under UK tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business) but are limited in their use to the type of business which generated the loss. Capital losses carried forward may only be offset against future capital gains.

     Differences between the tax benefit recognized in the consolidated financial statements and the expected tax benefit at the UK statutory rate of 1999: 30.25%; 1998: 31% and 1997: 31% are summarized as follows (in (UK Pound)000's):

                                                                  Year ended December 31,
                                                      1999                  1998                  1997
                                            --------------------   -------------------   --------------------
        Tax benefit of net losses...........   (UK Pound)(41,806)    (UK Pound)(26,047)     (UK Pound)(23,747)
        Non-deductible expenses.............              16,107                 1,985                  1,915
        Valuation allowance.................              25,699                24,062                 21,832
                                            --------------------   -------------------   --------------------

        Net tax benefit.....................         (UK Pound)-           (UK Pound)-            (UK Pound)-
                                            ====================   ===================   ====================

                                                                         December 31,
                                                                 1999                   1998
                                                           ----------------        ----------------
                                                                         (in (UK Pound)000's)
        Deferred tax assets relating to:
        Net losses.........................................(UK Pound)47,136        UK Pound)125,446
        Property and equipment.............................          42,628                       -
        Other                                                          (919)                  1,489
                                                           ----------------        ----------------

                Total......................................          88,845                 126,935
        Valuation allowance................................         (88,845)               (101,050)
                                                           ----------------        ----------------
                                                                          -                  25,885
                                                           ----------------        ----------------
        Deferred tax liabilities relating to:
        Property and equipment.............................               -                 (25,885)
                                                           ----------------        ----------------
                Total......................................               -                 (25,885)
                                                           ----------------        ----------------

        Deferred tax per consolidated balance sheet........     (UK Pound)-             (UK Pound)-
                                                           ================        ================

     Following the 1998 year end, the Group has revised previous tax claims. The effect is to reduce net operating losses and create a deferred tax asset applicable to property and equipment.

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

11.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     Current assets and current liabilities: The carrying amounts of cash and cash equivalents, trade receivables, amounts due from affiliates, other current assets, accounts payable, accounts payable deposit, interest payable and other current liabilities reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Notes payable: The estimated fair value of the Company's and Diamond Holdings' publicly traded debt is based on quoted market prices.

     The carrying amount and fair value of the Company's and Diamond Holdings' notes payable are as follows (in (UK Pound)000's):

                                                                            December 31,
                                          ----------------------------------------------------------------------------------
                                                            1999                                      1998
                                          ----------------------------------------   ---------------------------------------
                                               Carrying               Fair                Carrying              Fair
                                                Value                 Value                Value                Value
                                          ------------------    ------------------   ------------------   ------------------
        1994 Notes                        (UK Pound)176,533     (UK Pound)189,120    (UK Pound)155,809    (UK Pound)166,315
        1995 Notes                                  294,724               308,644              255,366              262,636
        1997 Notes                                  208,498               212,203              181,588              183,027
        1998 Notes                                  203,050               199,055              201,154              191,427
                                          -----------------     -----------------   ------------------    -----------------

                                          (UK Pound)882,805     (UK Pound)909,022    (UK Pound)793,917    (UK Pound)803,405
                                          =================     =================   ==================    =================

     Concentration of Credit Risk and Currency Risk

     Financial instruments which potentially subject the Group to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The Group places its cash and cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group's customer base.

     The Group's revenues are generated in UK pounds sterling while the interest and principal obligations with respect to the Discount Notes and the 9 1/8% Senior Notes are payable in US dollars. To the extent the Group obtains financing in US dollars and incurs construction and operating costs in UK pounds, it will encounter currency exchange rate risks.

12.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Group made cash payments for interest of approximately (UK Pound)20.4 million, (UK Pound)10.7 million and (UK Pound)2.1 million during the years ended December 31, 1999, 1998 and 1997, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 1999, the Group was committed to purchase approximately (UK Pound)43.2 million for equipment and services.

     Certain of the Group's facilities and equipment are held under operating or capital leases which expire in 2020.

     Rental expense was (UK Pound)1.3 million, (UK Pound)1.6 million and (UK Pound)1.2 million in 1999, 1998 and 1997, respectively.

     Depreciation   of  assets  held  under   capital   leases  is  included  in
     depreciation and amortization on the consolidated statements of operations.

     A summary of assets held under capital leases are as follows (in (UK Pound)000's)

                                                                      December 31,
                                                              1999                   1998
                                                              ----                   ----
        Equipment..................................... (UK Pound)14,011      (UK Pound)14,317
        Accumulated Depreciation......................           (8,335)               (6,978)
                                                       -----------------     -----------------
                                                        (UK Pound)5,676       (UK Pound)7,339
                                                       ================      ================

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Future minimum lease payments at December 31, 1999 are as follows (in (UK Pound)000's):

                                                                               Capital           Operating
                                                                               leases             leases
                                                                               ------             ------
           Year ending December 31:
                   2000...................................................(UK Pound)2,868    (UK Pound)1,176
                   2001...................................................          1,904                816
                   2002...................................................            301                509
                   2003...................................................              6                403
                   2004...................................................              -                264
                   Thereafter.............................................              -              1,874
                                                                          ---------------    ---------------
                   Total minimum rental commitments.......................          5,079    (UK Pound)5,042
                                                                                             ===============
                   Less: Amount representing interest.....................           (311)
                                                                          ---------------
                   Present value of minimum rental commitments............          4,768
                   Less: Current portion of capital lease obligations.....         (2,639)
                                                                          ---------------
                   Long-term portion of capital lease obligations.........(UK Pound)2,129
                                                                          ===============

     The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998 (in (UK Pound)000's).

                                                                     1999
                                                              Three Months Ended
                               ----------------------------------------------------------------------------
                                    March 31           June 30          September 30          December 31
                               ----------------   ----------------    ----------------     ----------------
        Revenues               (UK Pound)27,303   (UK Pound)28,566    (UK Pound)30,115     (UK Pound)33,492
        Operating loss                  (14,334)            (7,302)             (6,706)              (2,384)
        Net (loss) income (1)           (55,414)           (43,652)                138              (38,298)

                                                                   1998
                                                            Three Months Ended
                               ----------------------------------------------------------------------------
                                   March 31            June 30          September 30           December 31
                               ----------------   ----------------    ----------------     ----------------
        Revenues               (UK Pound)19,631   (UK Pound)21,555      (UK Pound)22,736   (UK Pound)24,834
        Operating loss                   (5,181)            (5,319)               (5,349)            (4,206)
        Net loss                        (10,527)           (22,930)              (12,629)           (37,936)

(1) Included in net income (loss) are foreign exchange gains (losses) of (UK Pound)(19,996) in the three months ended March 31, 1999, (UK Pound)(14,868) in the three months ended June 30, 1999, (UK Pound)28,706 in the three months ended September 30, 1999, and (UK Pound)(12,753) in the three months ended December 31, 1999. The net income of (UK Pound)138 in the three months ended September 30, 1999 is primarily due to this change.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X. They represent the financial statements of the Guarantor of the offering of 1998 Notes by Diamond Holdings in February 1998.

     Condensed Statements of Operations of the Registrant
     (in (UK Pound)000's)

                                                                                        Year ended December 31,
                                                                         1999                   1998                      1997
                                                                 -----------------      -----------------        -----------------
     Costs and expenses
         Selling, general and administrative and other..........   (UK Pound)8,536        (UK Pound)2,897          (UK Pound)2,285
                                                                 -----------------      -----------------        -----------------

     Operating loss                                                         (8,536)                (2,897)                  (2,285)

     Other income (expense)
         Interest income........................................            82,247                 71,804                   56,417
         Interest expense and amortization of
             debt discount and expenses.........................           (77,146)               (65,395)                 (56,393)
         Equity in net loss of affiliates.......................          (132,380)               (88,568)                 (87,672)
         Foreign exchange gains (losses), net ..................            (1,411)                  (366)                   1,016
         Unrealized gain on derivative financial instruments....                 -                      -                      726
         Realized gain on derivative financial instruments......                 -                    388                   11,553
                                                                 -----------------      -----------------        -----------------

     Net loss...................................................(UK Pound)(137,226)     (UK Pound)(85,034)       (UK Pound)(76,638)
                                                                 =================      =================        =================

     See notes to condensed financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Condensed Balance Sheets of the Registrant
     (in (UK Pound)000's except share data)

                                                                                                  December 31,
                                                                                        1999                      1998
                                                                                  -----------------        ------------------
     Assets
     ------

     Current assets
         Cash and cash equivalents.........................................       (UK Pound)121,839          (UK Pound)28,366
         Due from affiliates...............................................                   5,722                         -
         Other.............................................................                   1,897                       109
                                                                                  -----------------        ------------------
     Total current assets..................................................                 129,458                    28,475

     Investments in and advances to subsidiaries...........................                 356,091                   443,446
     Deferred financing costs less accumulated amortization of
         (UK Pound)5,963 (1999) and (UK Pound)4,196 (1998).................                  12,274                    14,041
                                                                                  -----------------        ------------------

     Total assets..........................................................       (UK Pound)497,823         (UK Pound)485,962
                                                                                 ==================        ==================

     Liabilities and shareholder's deficiency
     ----------------------------------------

     Current liabilities
         Accounts payable deposit..........................................        (UK Pound)50,558        (UK Pound)       -
         Other.............................................................                  11,064                       895
                                                                                  -----------------        ------------------
     Total current liabilities.............................................                  61,622                       895

     Notes payable.........................................................                 679,756                   592,763

     Shareholder's deficiency:
         Ordinary shares: 70,000,000 authorized; issued and outstanding
             59,138,851 (1999) and 59,138,791 (1998).......................                   1,478                     1,478
         Non-voting deferred shares: 6 authorized;
             issued and outstanding none (1999) and 6 (1998)...............                       -                         -
         Additional paid-in-capital........................................                 134,466                   134,466
         Accumulated other comprehensive loss..............................                       -                      (321)
         Accumulated deficit...............................................                (379,499)                 (243,319)
                                                                                  -----------------        ------------------
                                                                                           (243,555)                 (107,696)
                                                                                  -----------------        ------------------

     Total liabilities and shareholder's deficiency........................       (UK Pound)497,823         (UK Pound)485,962
                                                                                 ==================        ==================

     See notes to condensed financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Condensed Statements of Cash Flows of the Registrant
     (in (UK Pound)000's)

                                                                                             Year ended December 31,
                                                                                    1999               1998               1997
                                                                             -----------------   ---------------    ---------------
     Net cash provided by (used in) operating activities....................  (UK Pound)47,858     (UK Pound)(79)   (UK Pound)2,588
                                                                             -----------------   ---------------    ---------------

     Investing Activities:
         Repayments from (advances to) subsidiaries, net....................            45,615               (24)          (138,652)
                                                                             -----------------   ---------------    ---------------
                        Net cash provided by (used in) investing activities.            45,615               (24)          (138,652)
                                                                             -----------------   ---------------    ---------------

     Financing Activities:
         Proceeds from issuance of debt.....................................                 -                 -            153,691
         Debt financing costs...............................................                 -               (77)            (4,989)
                                                                             -----------------   ---------------    ---------------
                        Net cash (used in) provided by financing activities.                 -               (77)           148,702
                                                                             -----------------   ---------------    ---------------

     Effect of exchange rate changes on cash and
         cash equivalents...................................................                 -              (151)                27
                                                                             -----------------   ---------------    ---------------

     Increase (decrease) in cash and cash equivalents.......................            93,473              (331)            12,665
     Cash and cash equivalents at beginning of year.........................            28,366            28,697             16,032
                                                                             -----------------   ---------------    ---------------

     Cash and cash equivalents at end of year............................... (UK Pound)121,839  (UK Pound)28,366   (UK Pound)28,697
                                                                             =================   ===============    ===============


     See notes to condensed financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A.   BASIS OF PRESENTATION

          In the Company's condensed financial statements, the Company's investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company's share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company's consolidated financial statements.

     B.   ADVANCES TO SUBSIDIARIES

          The advances to subsidiaries consist of a dollar denominated loan and sterling denominated loans.

          The dollar denominated loan bears interest at a rate of 12.25% per annum. The sterling denominated loans bear interest at a rate of LIBOR plus 2% per annum.

          The interest income on these loans was (UK Pound)73.6 million, (UK Pound)70.1 million and (UK Pound)54.0 million in 1999, 1998 and 1997, respectively.

     C.   OTHER

          The Company's subsidiaries made cash payments to the registrant of (UK Pound)110.2 million in 1999.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.  SUMMARIZED FINANCIAL INFORMATION ABOUT DIAMOND HOLDINGS LIMITED

     The following table presents summarized consolidated financial information for Diamond Holdings as of and for the years ended December 31, 1999 and 1998. This summarized financial information is being provided pursuant to Section G of Topic I of Staff Accounting Bulletin No. 53 "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent." The 1998 Notes have been guaranteed by the Company as to principal, interest and other amounts due.

     Diamond Holdings was incorporated on December 15, 1997 and is a wholly-owned direct subsidiary of the Company. On January 16, 1998, Diamond Holdings became the intermediate holding company which holds all the shares of all Group companies. The summarized financial information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                                                                              Year ended December 31,
                                                                            1999                     1998
                                                                    ------------------       -------------------
                                                                                     (in (UK Pound)000's)
        Summarized Consolidated Results
        of Operations Information

        Revenue.................................................     (UK Pound)119,476         (UK Pound) 88,756
                                                                    ==================       ===================

        Operating costs and expenses............................     (UK Pound)141,666         (UK Pound)105,914
                                                                    ==================       ===================

        Net loss................................................    (UK Pound)(132,380)        (UK Pound)(87,556)
                                                                    ==================       ===================

                                                                                   December 31,
                                                                          1999                      1998
                                                                    ----------------          -----------------
                                                                                     (in (UK Pound)000's)
        Summarized Consolidated Balance Sheet Information

        Current assets..........................................    (UK Pound)17,878          (UK Pound)148,415
        Fixed and non-current assets............................             600,361                    553,740
                                                                    ----------------          -----------------

        Total assets............................................   (UK Pound)618,239          (UK Pound)702,155
                                                                   =================          =================

        Current liabilities.....................................    (UK Pound)54,768           (UK Pound)48,030
        Non-current liabilities.................................             891,476                    887,542
        Shareholder's deficit...................................            (328,005)                  (233,417)
                                                                    ----------------          -----------------

        Total liabilities and shareholder's interest............   (UK Pound)618,239          (UK Pound)702,155
                                                                   =================          =================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                      ------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                  --------------------------------------------

                              (in (UK Pound)000's)
                              --------------------


                                     Balance at      Additions
                                     Beginning       Charged to         Deductions          Balance at
                                      of the         Costs and          Describe              End of
                                       Year           Expenses             (a)                 Year
                                 ---------------  ---------------    ----------------    ---------------

Allowance for Doubtful Accounts
-------------------------------

1999..........................   (UK Pound)4,775  (UK Pound)1,974    (UK Pound)(2,649)   (UK Pound)4,100


1998..........................             2,788            2,362                (375)             4,775


1997..........................             1,691            1,204                (107)             2,788


(a) Uncollectible accounts written off