Form 10-Q
period 2000-03-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2000-05-15
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 33-83740

                      DIAMOND CABLE COMMUNICATIONS LIMITED
             (Exact name of registrant as specified in its charter)


       England and Wales                                           N/A
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                                           Secretary
                                                       NTL Incorporated
                                                     110 East 59th Street
Diamond Plaza, Daleside Road                          New York, NY 10022
 Nottingham NG2 3GG, England                            (212) 906-8440
--------------------------------------------------------------------------------
  (Address of Registrant's                      (Name, address and telephone
principal executive offices)                     number of agent for service)
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X                                       No
            ---                                         ---
                           --------------------------

As of March 31, 2000, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION
------  ---------------------

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2000 (Unaudited) and December 31, 1999..............2

                 Condensed Consolidated Statements of Operations
                 for the Three months ended March 31, 2000 and
                 1999 (Unaudited)..............................................3

                 Condensed Consolidated Statement of
                 Shareholder's Deficiency for the Three months
                 ended March 31, 2000 (Unaudited)..............................4

                 Condensed Consolidated Statements of Cash Flows for
                 the Three months ended March 31, 2000 and 1999
                 (Unaudited)...................................................5

                 Notes to the Condensed Consolidated
                 Financial Statements (Unaudited)..........................6 - 8

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............9 - 10

        Item 3.  Quantitative and Qualitative Disclosures About
                 Market Risk..................................................11

PART II.OTHER INFORMATION
------- -----------------

        Item 6.  Exhibits and Reports on Form 8-K.............................11

        SIGNATURES............................................................12

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                       March 31,           December 31,
                                                                                         2000                  1999
                                                                                   ----------------     -----------------
                                                                                      (Unaudited)           (See Note)
                                                                                   (in (UK Pound)000's, except share data)
Assets
------

Current assets
    Cash and cash equivalents................................................      (UK Pound)66,418     (UK Pound)124,348
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)4,117 (2000) and (UK Pound)4,100 (1999)..................                15,683                14,050
    Due from affiliates......................................................                17,631                 2,387
    Other....................................................................                 3,013                 4,350
                                                                                   ----------------     -----------------
       Total current assets..................................................               102,745               145,135

Property and equipment - net ................................................               514,725               518,056
Deferred financing costs - net of accumulated amortization of
    (UK Pound)7,934 (2000) and (UK Pound)7,288 (1999)........................                17,218                17,864
Goodwill - net of accumulated amortization of (UK Pound)21,826 (2000) and
    (UK Pound)20,613 (1999)..................................................                75,134                76,347
Franchise costs - net of accumulated amortization of (UK Pound)254 (2000)
    and (UK Pound)248 (1999).................................................                   362                   368
                                                                                   ----------------     -----------------
Total assets.................................................................     (UK Pound)710,184     (UK Pound)757,770
                                                                                   ================     =================

Liabilities and shareholder's deficiency
----------------------------------------

Current liabilities
    Accounts payable.........................................................      (UK Pound)27,613      (UK Pound)31,158
    Accounts payable deposit.................................................                35,942                50,558
    Interest payable.........................................................                 3,300                14,060
    Current portion of long-term debt........................................                 2,718                 2,730
    Other....................................................................                16,805                15,681
                                                                                   ----------------     -----------------
       Total current liabilities.............................................                86,378               114,187

Long-term debt
    Notes payable............................................................               907,862               882,805
    Capital lease obligations................................................                 1,571                 2,129
    Mortgage loan............................................................                 2,185                 2,204
                                                                                   ----------------     -----------------
       Total long-term debt..................................................               911,618               887,138

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 70,000,000 authorized; 59,138,851 issued and outstanding                 1,478                 1,478
    Additional paid-in-capital...............................................               134,466               134,466
    Accumulated deficit......................................................              (423,756)             (379,499)
                                                                                   ----------------     -----------------
       Total shareholder's deficiency........................................              (287,812)             (243,555)
                                                                                   ----------------     -----------------
Total liabilities and shareholder's deficiency...............................     (UK Pound)710,184     (UK Pound)757,770
                                                                                   ================     =================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                    2000                  1999
                                                                              ----------------       ----------------
                                                                                       (in (UK Pound)000's)
Revenue.................................................................      (UK Pound)35,833       (UK Pound)27,303
                                                                              ----------------       ----------------

Costs and expenses
   Operating............................................................                12,351                  9,513
   Selling, general and administrative..................................                13,621                 11,023
   Depreciation and amortization........................................                19,187                 12,568
   Other expenses (Note 3)..............................................                     -                  8,533
                                                                              ----------------       ----------------
                                                                                        45,159                 41,637
                                                                              ----------------       ----------------

Operating loss..........................................................                (9,326)               (14,334)

Other income (expense)
   Interest income......................................................                 1,382                  2,361
   Interest expense and amortization of debt discount and expenses......               (26,057)               (23,445)
   Foreign exchange losses, net.........................................               (10,256)               (19,996)
                                                                              ----------------       ----------------

Net loss ...............................................................     (UK Pound)(44,257)     (UK Pound)(55,414)
                                                                              ================       ================

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
          ------------------------------------------------------------
                                   (Unaudited)
                     (in (UK Pound)000's except share data)



                                                                       Additional                                  Total
                                                                        Paid-in-           Accumulated          Shareholder's
                                            Ordinary Shares              capital              Deficit            Deficiency
                                      ----------------------------  -----------------   ------------------    ------------------

Balance at December 31, 1999......... 59,138,851   (UK Pound)1,478  (UK Pound)134,466   (UK Pound)(379,499)   (UK Pound)(243,555)
Net loss.............................          -                 -                  -              (44,257)              (44,257)
                                      ----------   ---------------  -----------------   ------------------    ------------------

Balance at March 31, 2000............ 59,138,851   (UK Pound)1,478  (UK Pound)134,466   (UK Pound)(423,756)   (UK Pound)(287,812)
                                      ==========   ===============  =================   ==================    ==================



See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                              March 31,
                                                                                     2000                  1999
                                                                              -----------------     -----------------
                                                                                      (in (UK Pound)000's)
Net cash (used in) provided by operating activities........................   (UK Pound)(42,762)    (UK Pound)128,628
                                                                              -----------------     -----------------

Investing activities
   Purchase of property and equipment......................................             (14,586)              (31,160)
   Proceeds from disposition of property and equipment.....................                   7                     -
                                                                              -----------------     -----------------

            Net cash used in investing activities..........................             (14,579)              (31,160)
                                                                              -----------------     -----------------

Financing activities
   Principal payments......................................................                 (20)                  (20)
   Capital lease payments..................................................                (569)                 (773)
                                                                              -----------------     -----------------

            Net cash used in financing activities..........................                (589)                 (793)
                                                                              -----------------     -----------------

Effect of exchange rate changes on cash and cash equivalents...............                   -                 1,968
                                                                              -----------------     -----------------

(Decrease) increase in cash and cash equivalents...........................             (57,930)               98,643

Cash and cash equivalents at beginning of period...........................             124,348               164,738
                                                                              -----------------     -----------------

Cash and cash equivalents at end of period.................................    (UK Pound)66,418     (UK Pound)263,381
                                                                              =================     =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest................................    (UK Pound)21,979       (UK Pound)9,936

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.   Comprehensive loss

     Comprehensive loss for the three-month periods ended March 31, 2000 and 1999 was (UK Pound)(44,257,000) and (UK Pound)(53,446,000), respectively.

3.   NTL Incorporated Acquisition

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated ("NTL"). Other expenses of (UK Pound)8.5 million in 1999 consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                    March 31,              December 31,
                                                                      2000                     1999
                                                               -----------------        -----------------
                                                                  (Unaudited)
     Operating equipment..................................     (UK Pound)645,475      (UK Pound)624,013
     Other equipment......................................                25,140                 25,103
     Construction in progress.............................                 4,134                 11,153
                                                               -----------------      -----------------
                                                                         674,749                660,269
     Accumulated depreciation.............................              (160,024)              (142,213)
                                                               -----------------      -----------------
                                                               (UK Pound)514,725      (UK Pound)518,056
                                                               =================      =================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                                   March 31,              December 31,
                                                                      2000                    1999
                                                               -----------------      -----------------
                                                                  (Unaudited)

     13 1/4% Senior Discount Notes........................     (UK Pound)179,061      (UK Pound)176,533
     11 3/4% Senior Discount Notes........................               307,683                294,724
     10 3/4% Senior Discount Notes........................               217,094                208,498
     10% Senior Sterling Notes............................               135,000                135,000
     9 1/8% Senior Notes..................................                69,024                 68,050
                                                               -----------------      -----------------
                                                               (UK Pound)907,862      (UK Pound)882,805
                                                               =================      =================

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)3.2 million for the three months ended March 31, 2000, which is included in selling, general and administrative expenses and in the due from affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)

8.   Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings , a subsidiary of the Company, issued (UK Pound)135,000,000 principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The following table presents summarized consolidated financial information for Diamond Holdings as of and for the three months ended March 31, 2000. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53, "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent."

                                                                       Three months
                                                                           ended                   Year ended
                                                                         March 31,                December 31,
                                                                            2000                      1999
                                                                      -----------------       ------------------
                                                                                 (in (UK Pound)000's)
     Summarized Consolidated Results of Operations Information
     Revenue.....................................................      (UK Pound)35,833        (UK Pound)119,476
                                                                      =================       ==================

     Operating costs and expenses................................      (UK Pound)45,151        (UK Pound)141,666
                                                                      =================       ==================

     Net loss....................................................     (UK Pound)(45,874)      (UK Pound)(132,380)
                                                                      =================       ==================

                                                                         March 31,                 December 31,
                                                                            2000                      1999
                                                                     -----------------         -----------------
                                                                                 (in (UK Pound)000's)
     Summarized Consolidated Balance Sheet Information
     Current assets..............................................     (UK Pound)89,470          (UK Pound)17,878
     Fixed and noncurrent assets.................................              595,638                   600,361
                                                                     -----------------         -----------------
     Total assets................................................    (UK Pound)685,108         (UK Pound)618,239
                                                                     ==================        =================

     Current liabilities.........................................     (UK Pound)40,376          (UK Pound)54,768
     Noncurrent liabilities......................................            1,018,611                   891,476
     Shareholder's deficiency....................................             (373,879)                 (328,005)
                                                                     -----------------         -----------------
     Total liabilities and shareholder's deficiency..............    (UK Pound)685,108         (UK Pound)618,239
                                                                     ==================        =================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

Overview
--------

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the "Company") is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the "UK"). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). Except as the context may otherwise require references to the "Group" refer to the Company and its subsidiaries.

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

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from April 1, 2000 through December 31, 2000 will be approximately (UK Pound)23.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to use the (UK Pound)30.5 million cash and cash equivalents on hand, which excludes the (UK Pound)35.9 million held on behalf of affiliates pursuant to the Joint Purchasing Alliance Agreement, to meet its cash requirements.

To the extent that the amounts required for capital expenditures exceed the estimates, or the Group's cash flow does not meet expectations, the amount of cash requirements will increase. There can be no assurance that debt or equity financing, if necessary, will be available to the Group on acceptable commercial terms or at all.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(42.8) million and (UK Pound)128.6 million for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000, net cash (used in) operating activities includes cash used for the Joint Purchasing Alliance Agreement of (UK Pound)(14.6) million compared to cash provided of (UK Pound)116.6 million in the prior period, non-cash foreign exchange losses of (UK Pound)10.7 million compared to losses of (UK Pound)19.9 million in the prior period, and accretion on the Discount Notes of (UK Pound)14.3 million compared to (UK Pound)17.8 million in the prior period. The remainder of the change is primarily due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)14.6 million and (UK Pound)31.2 million for the three months ended March 31, 2000 and 1999, respectively, primarily for continuing fixed asset purchases.

Net cash used in financing activities amounted to (UK Pound)589,000 and (UK Pound)793,000 for the three months ended March 31, 2000 and 1999, respectively, for capital lease payments and mortgage principal payments.

Results of Operations for the Three Months Ended March 31, 2000 and 1999
------------------------------------------------------------------------

Revenue for the three months ended March 31, 2000 and 1999 was (UK Pound)35.8 million and (UK Pound)27.3 million, respectively, representing an increase of (UK Pound)8.5 million. This growth is primarily attributable to increases in the number of telephone

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

lines and cable television customers, together with the provision of new services. These trends are expected to continue for the foreseeable future.

Operating costs for the three months ended March 31, 2000 and 1999 were (UK Pound)12.4 million and (UK Pound)9.5 million, respectively, representing an increase of (UK Pound)2.8 million. This increase is predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses for the three months ended March 31, 2000 and 1999 were (UK Pound)13.6 million and (UK Pound)11.0 million, respectively, representing an increase of (UK Pound)2.6 million. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. This charge was (UK Pound)3.2 million in the three months ended March 31, 2000. As a percentage of total revenues however, selling, general and administrative expenses decreased to 38.0% for the three months ended March 31, 2000 from 40.4% in the comparable period in 1999.

Depreciation and amortization expense for the three months ended March 31, 2000 and 1999 was (UK Pound)19.2 million and (UK Pound)12.6 million, respectively, representing an increase of (UK Pound)6.6 million. This increase was attributable to the increasing cost of the Group's network and the related additional depreciation.

Other expenses of (UK Pound)8.5 million for the three months ended March 31, 1999 relate to costs incurred in connection with the Share Exchange Agreement, including fees paid to financial advisors to the Group.

Interest expense and amortization of debt discount and expenses for the three months ended March 31, 2000 and 1999 was (UK Pound)26.1 million and (UK Pound)23.4 million, respectively, representing an increase of (UK Pound)2.6 million. For the three months ended March 31, 2000, interest expense includes the accretion of the discount on the Discount notes of (UK Pound)14.3 million, interest on the 1994 and 1998 Notes of (UK Pound)10.9 million, amortization of debt financing costs of (UK Pound)600,000 and other interest expense of (UK
Pound)300,000. For the three months ended March 31, 1999, interest expense includes the accretion of the discount on the Discount notes of (UK Pound)17.8 million, interest on the 1998 Notes of (UK Pound)4.9 million, amortization of debt financing costs of (UK Pound)600,000 and other interest expense of (UK Pound)100,000.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the three months ended March 31, 2000 and 1999, the Group recorded net foreign exchange losses of (UK Pound)10.3 million and (UK Pound)20.0 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Group's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------   ---------------------------------------------------------

          There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits:

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIAMOND CABLE COMMUNICATIONS LIMITED
                                       --------------------------------------



Date: May 11, 2000                     By:  /s/ Leigh C. Wood
                                            ---------------------------------
                                            Leigh C. Wood
                                            Chairman of the Board and Director
                                            (Principal Executive Officer)

Date: May 11, 2000                     By:  /s/ David Kelham
                                            ---------------------------------
                                            David Kelham
                                            Director (Principal Financial and
                                            Accounting Officer)