Form 10-Q
period 2000-06-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2000-08-14
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2000
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                         Commission File Number 33-83740

                      DIAMOND CABLE COMMUNICATIONS LIMITED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        England and Wales                                       N/A
--------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                                                             Secretary
                                                         NTL Incorporated
                                                       110 East 59th Street
  Diamond Plaza, Daleside Road                          New York, NY 10022
   Nottingham NG2 3GG, England                            (212) 906-8440
--------------------------------------------------------------------------------
 (Address of Registrant's principal                 (Name, address and telephone
         executive offices)                         number of agent for service)
                           --------------------------

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
                           --------------------------

As of June 30, 2000, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                June 30, 2000 (Unaudited) and December 31, 1999................2

                Condensed Consolidated Statements of Operations
                for the Six and Three Months Ended June 30, 2000 and
                1999 (Unaudited)...............................................3

                Condensed Consolidated Statement of Shareholder's Deficiency
                for the Six Months Ended June 30, 2000 (Unaudited).............4

                Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2000 and 1999 (Unaudited)............5

                Notes to the Condensed Consolidated
                Financial Statements (Unaudited)...........................6 - 8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............9 - 11

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk...................................................12

PART II. OTHER INFORMATION
-------- -----------------

        Item 6. Exhibits and Reports on Form 8-K..............................12

        SIGNATURES............................................................13

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                     June 30,              December 31,
                                                                                       2000                     1999
                                                                                     ----------              ---------
                                                                                    (Unaudited)              (See Note)
                                                                                            (in (UK Pound)000's)
Assets

Current assets
    Cash and cash equivalents................................................     (UK Pound)67,132       (UK Pound)124,348
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)4,897 (2000) and (UK Pound)4,100 (1999)..................               15,518                  14,050
    Due from affiliates......................................................                  328                   2,387
    Other....................................................................                6,238                   4,350
                                                                               -------------------     -------------------
       Total current assets..................................................               89,216                 145,135

Property and equipment - net ................................................              513,577                 518,056
Deferred financing costs - net of accumulated amortization of
    (UK Pound)8,586 (2000) and (UK Pound)7,288 (1999)........................               16,566                  17,864
Goodwill - net of accumulated amortization of (UK Pound)23,038 (2000) and
    (UK Pound)20,613 (1999)..................................................               73,922                  76,347
Franchise costs - net of accumulated amortization of (UK Pound)261 (2000)
    and (UK Pound)248 (1999).................................................                  355                     368
                                                                               -------------------     -------------------
Total assets.................................................................    (UK Pound)693,636       (UK Pound)757,770
                                                                               ===================     ===================

Liabilities and shareholder's deficiency

Current liabilities
    Accounts payable.........................................................      (UK Pound)1,522        (UK Pound)18,759
    Accounts payable deposit.................................................               32,274                  50,558
    Due to affiliates........................................................                4,569                       -
    Interest payable.........................................................               14,609                  14,060
    Current portion of long-term debt........................................                2,873                   2,730
    Other....................................................................               33,615                  28,080
                                                                               -------------------     -------------------
       Total current liabilities.............................................               89,462                 114,187

Long-term debt
    Notes payable............................................................              961,860                 882,805
    Capital lease obligations................................................                1,108                   2,129
    Mortgage loan............................................................                2,165                   2,204
                                                                               -------------------     -------------------
       Total long-term debt..................................................              965,133                 887,138

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 70,000,000 authorized; 59,138,851
       issued and outstanding................................................                1,478                   1,478
    Additional paid-in-capital...............................................              134,466                 134,466
    Accumulated deficit......................................................             (496,903)               (379,499)
                                                                               -------------------     -------------------
       Total shareholder's deficiency........................................             (360,959)               (243,555)
                                                                               -------------------     -------------------
Total liabilities and shareholder's deficiency...............................    (UK Pound)693,636       (UK Pound)757,770
                                                                               ===================     ===================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                    Six Months Ended                            Three Months Ended
                                                         June 30,                                     June 30,
                                                  2000                1999                  2000                   1999
                                         -------------------   ------------------    ------------------    ------------------
                                                                         (in (UK Pound)000's)

Revenue...............................      (UK Pound)72,917     (UK Pound)55,869      (UK Pound)37,084      (UK Pound)28,566
                                         -------------------   ------------------    ------------------    ------------------

Costs and expenses
   Operating..........................                24,598               19,506                12,247                 9,993
   Selling, general and administrative                29,221               21,338                15,600                10,315
   Depreciation and amortization......                37,700               27,768                18,513                15,200
   Other expenses (Note 3)............                     -                8,893                     -                   360
                                         -------------------   ------------------    ------------------    ------------------
                                                      91,519               77,505                46,360                35,868
                                         -------------------   ------------------    ------------------    ------------------

Operating loss........................               (18,602)             (21,636)               (9,276)               (7,302)

Other income (expense)
   Interest income....................                 2,401                5,388                 1,019                 3,027
   Interest expense and amortization
      of debt discount and expenses...               (53,373)             (47,954)              (27,316)              (24,509)
   Foreign exchange losses, net.......               (47,830)             (34,864)              (37,574)              (14,868)
                                         -------------------   ------------------    ------------------    ------------------

Net loss .............................    (UK Pound)(117,404)   (UK Pound)(99,066)    (UK Pound)(73,147)    (UK Pound)(43,652)
                                         ===================   ==================    ==================    ==================


See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
          ------------------------------------------------------------
                                   (Unaudited)
                              (in (UK Pound)000's)


                                                                  Additional                                 Total
                                                                   Paid-in-         Accumulated          Shareholder's
                                    Ordinary Shares                 capital            Deficit            Deficiency
                              -----------------------------   -----------------  -------------------  ------------------
Balance at December 31, 1999.  59,138,851   (UK Pound)1,478   (UK Pound)134,466  (UK Pound)(379,499)  (UK Pound)(243,555)
Net loss.....................           -                 -                   -            (117,404)            (117,404)
                              -----------   ---------------   -----------------  -------------------  ------------------
Balance at June 30, 2000.....  59,138,851   (UK Pound)1,478   (UK Pound)134,466  (UK Pound)(496,903)  (UK Pound)(360,959)
                              ===========   ===============   =================  ==================   ==================

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                          2000             1999
                                                                                  -----------------  -----------------
                                                                                           (in (UK Pound)000's)

Net cash (used in) provided by operating activities.............................  (UK Pound)(14,787) (UK Pound)107,116
                                                                                  -----------------  -----------------

Investing activities
   Purchase of property and equipment...........................................            (41,519)           (57,469)
   Proceeds from disposition of property and equipment..........................                  7                 12
                                                                                  -----------------  -----------------

            Net cash used in investing activities...............................            (41,512)           (57,457)
                                                                                  -----------------  -----------------

Financing activities
   Principal payments...........................................................                (41)              (108)
   Capital lease payments.......................................................               (876)            (1,349)
                                                                                  -----------------  -----------------

            Net cash used in financing activities...............................               (917)            (1,457)
                                                                                  -----------------  -----------------

(Decrease) increase in cash and cash equivalents................................            (57,216)            48,202

Cash and cash equivalents at beginning of period................................            124,348            164,738
                                                                                  -----------------  -----------------

Cash and cash equivalents at end of period......................................   (UK Pound)67,132  (UK Pound)212,940
                                                                                  =================  =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest.....................................   (UK Pound)22,160   (UK Pound)10,073



See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

2.   Comprehensive loss

     Comprehensive loss for the six and three-month periods ended June 30, 2000 and 1999 was (UK Pound) 117,404,000, (UK Pound) 97,699,000, (UK Pound)
     73,147,000, and (UK Pound) 44,253,000, respectively.

3.   NTL Incorporated Acquisition

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated ("NTL"). Other expenses of (UK Pound)8.9 million in 1999 consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                                    June 30,              December 31,
                                                                                      2000                    1999
                                                                               ------------------     -------------------
                                                                                   (Unaudited)
     Operating equipment....................................................    (UK Pound)663,678       (UK Pound)624,013
     Other equipment........................................................               25,159                  25,103
     Construction in progress...............................................                2,058                  11,153
                                                                               ------------------     -------------------
                                                                                          690,895                 660,269
     Accumulated depreciation...............................................             (177,318)               (142,213)
                                                                               ------------------     -------------------
                                                                                (UK Pound)513,577       (UK Pound)518,056
                                                                               ==================     ===================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                                                    June 30,              December 31,
                                                                                      2000                    1999
                                                                               ------------------     -------------------
                                                                                   (Unaudited)
     13 1/4% Senior Discount Notes..........................................    (UK Pound)188,024       (UK Pound)176,533
     11 3/4% Senior Discount Notes..........................................              332,351                 294,724
     10 3/4% Senior Discount Notes..........................................              234,006                 208,498
     10% Senior Sterling Notes..............................................              135,000                 135,000
     9 1/8% Senior Notes....................................................               72,479                  68,050
                                                                               ------------------     -------------------
                                                                                (UK Pound)961,860       (UK Pound)882,805
                                                                               ==================     ===================

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)7.6 million and (UK Pound)4.4 million for the six and three months ended June 30, 2000, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)

8.   Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued (UK Pound)135,000,000 principal amount of its 10% Senior Notes due February 1, 2008 and $110,000,000 principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The following table presents summarized consolidated financial information for Diamond Holdings as of and for the six months ended June 30, 2000. This summarized financial information is being provided pursuant to Section G of Topic 1 of Staff Accounting Bulletin No. 53, "Financial Statement Requirements in Filings Involving the Guarantee of Securities by a Parent."

                                                                              Six months
                                                                                 ended                     Year ended
                                                                                June 30,                  December 31,
                                                                                  2000                        1999
                                                                          ------------------           ------------------
                                                                                       (in (UK Pound)000's)
     Summarized Consolidated Results of Operations Information
     Revenue.......................................................         (UK Pound)72,917            (UK Pound)119,476
                                                                          ==================           ==================

     Operating costs and expenses..................................         (UK Pound)91,504            (UK Pound)141,666
                                                                          ==================           ==================

     Net loss......................................................       (UK Pound)(119,737)          (UK Pound)(132,380)
                                                                          ==================           ==================

                                                                               June 30,                    December 31,
                                                                                 2000                          1999
                                                                          ------------------           ------------------
                                                                                       (in (UK Pound)000's)
     Summarized Consolidated Balance Sheet Information
     Current assets................................................         (UK Pound)90,928             (UK Pound)17,878
     Fixed and noncurrent assets...................................                  593,098                      600,361
                                                                          ------------------           ------------------
     Total assets..................................................        (UK Pound)684,026            (UK Pound)618,239
                                                                          ==================           ==================

     Current liabilities...........................................         (UK Pound)65,354             (UK Pound)54,768
     Noncurrent liabilities........................................                1,066,414                      891,476
     Shareholder's deficiency......................................                 (447,742)                    (328,005)
                                                                          ------------------           ------------------
     Total liabilities and shareholder's deficiency................        (UK Pound)684,026            (UK Pound)618,239
                                                                          ==================           ==================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from July 1, 2000 through June 30, 2001 will be approximately (UK Pound)71.7 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to use the (UK Pound)34.8 million cash and cash equivalents on hand, which excludes the (UK Pound)32.3 million held on behalf of affiliates pursuant to the Joint Purchasing Alliance Agreement, and debt or equity from NTL or its subsidiaries to meet its cash requirements.

To the extent that the amounts required for capital expenditures exceed the estimates, or the Group's cash flow does not meet expectations, the amount of cash requirements will increase. There can be no assurance that debt or equity financing will be available to the Group on acceptable commercial terms or at all.

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(14.8) million and (UK Pound)107.1 million for the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, net cash (used in) operating activities includes cash used for the Joint Purchasing Alliance Agreement of (UK Pound)(18.3) million compared to cash provided of (UK Pound)101.7 million in the prior period. The remainder of the change is primarily due to changes in working capital as a result of the timing of receipts and disbursements. During the six months ended June 30, 2000, non-cash foreign exchange losses were (UK Pound)49.4 million compared to losses of (UK Pound)36.5 million in the prior period, and accretion on the Discount Notes was (UK Pound)29.7 million compared to (UK Pound)36.6 million in the prior period.

Net cash used in investing activities amounted to (UK Pound)41.5 million and (UK
Pound)57.5   million  for  the  six  months   ended  June  30,  2000  and  1999,
respectively, primarily for continuing fixed asset purchases.

Net cash used in financing activities amounted to (UK Pound)917,000 and (UK Pound)1.5 million for the six months ended June 30, 2000 and 1999, respectively, for mortgage principal payments and capital lease payments.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

Results of Operations for the Six and Three Months Ended June 30, 2000 and 1999
-------------------------------------------------------------------------------

Revenue for the six and three months ended June 30, 2000 and 1999 was (UK Pound)72.9 million, (UK Pound)55.9 million, (UK Pound)37.1 million and (UK
Pound)28.6 million, respectively, representing increases of (UK Pound)17.0 million and (UK Pound)8.5 million, respectively, from 1999 as compared to the same periods in 2000. This growth was primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. These trends are expected to continue for the foreseeable future.

Operating costs for the six and three months ended June 30, 2000 and 1999 were (UK Pound)24.6 million, (UK Pound)19.5 million , (UK Pound)12.2 million, and (UK Pound)10.0 million, respectively, representing increases of (UK Pound)5.1 million and (UK Pound)2.3 million, respectively, from 1999 as compared to the same periods in 2000. These increases were predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses for the six and three months ended June 30, 2000 and 1999 were (UK Pound)29.2 million , (UK Pound)21.3 million, (UK Pound)15.6 million, and (UK Pound)10.3 million, respectively, representing increases of (UK Pound)7.9 million and (UK Pound)5.3 million, respectively, from 1999 as compared to the same periods in 2000. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)7.6 million and (UK Pound)4.4 million in the six and three months ended June 30, 2000, respectively. After adjusting for the NTL charges, selling, general and administrative expenses as a percentage of total revenue decreased to 29.6% and 30.2% for the six and three months ended June 30, 2000, respectively, from 38.2% and 36.1% in the comparable periods in 1999.

Depreciation and amortization expense for the six and three months ended June 30, 2000 and 1999 was (UK Pound)37.7 million, (UK Pound)27.8 million, (UK Pound)18.5 million, and (UK Pound)15.2 million, respectively, representing increases of (UK Pound)9.9 million and (UK Pound)3.3 million, respectively, from 1999 as compared to the same periods in 2000. These increases were attributable to the increasing cost of the Group's network and the related additional depreciation.

Other expenses of (UK Pound)8.9 million and (UK Pound)360,000 for the six and three months ended June 30, 1999, respectively, relate to costs incurred in connection with the Share Exchange Agreement, including fees paid to financial advisors to the Group.

Interest expense and amortization of debt discount and expenses for the six and three months ended June 30, 2000 and 1999 was (UK Pound)53.4 million, (UK Pound)
48.0 million, (UK Pound)27.3 million, and (UK Pound)24.5 million, respectively, representing increases of (UK Pound)5.4 million and (UK Pound)2.8 million, respectively, from 1999 as compared to the same periods in 2000. For the six and three months ended June 30, 2000, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)29.6 million and (UK Pound)15.3 million, interest on the 1994 and 1998 Notes of (UK Pound)22.1 million and (UK Pound)11.2 million, amortization of debt financing costs of (UK Pound)1.3 million and (UK Pound)700,000 and other interest expense of (UK Pound)400,000 and (UK Pound)100,000, respectively. For the six and three months ended June 30, 1999, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)36.6 million and (UK Pound)18.8 million, interest on the 1998 Notes of (UK Pound)9.9 million and (UK Pound)5.0 million, amortization of debt financing costs of (UK Pound)1.2 million and (UK Pound)600,000 and other interest expense of (UK Pound)300,000 and (UK Pound)100,000, respectively.

A substantial portion of the Group's existing debt obligations is denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the six and three months ended June 30, 2000 and 1999, the Group recorded net foreign exchange losses of (UK Pound)47.8 million (UK Pound)34.9 million, (UK Pound)37.6 million and (UK Pound)14.9 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

          There have been no material changes in the reported market risks since the end of the most recent fiscal year.

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits:

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2000

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DIAMOND CABLE COMMUNICATIONS LIMITED
                                         -------------------------------------



Date: August 10, 2000                    By:  /s/ Leigh C. Wood
                                              ---------------------------------
                                              Leigh C. Wood
                                              Chairman of the Board and Director
                                              (Principal Executive Officer)

Date: August 10, 2000                    By:  /s/ David Kelham
                                              ---------------------------------
                                              David Kelham
                                              Director (Principal Financial and
                                              Accounting Officer)