Form 10-Q
period 2000-09-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2000-11-14
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2000
                                       OR

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
                           --------------------------

As of September 30, 2000, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares. The Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION
------- ---------------------

        Item 1. Financial Statements

                Condensed Consolidated Balance Sheets as of
                September 30, 2000 (Unaudited) and December 31, 1999...........2

                Condensed Consolidated Statements of Operations
                for the Nine and Three Months Ended September 30, 2000
                and 1999 (Unaudited)...........................................3

                Condensed Consolidated Statement of Shareholder's Deficiency
                for the Nine Months Ended September 30, 2000 (Unaudited).......4

                Condensed Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2000 and 1999 (Unaudited)......5

                Notes to the Condensed Consolidated Financial Statements
                (Unaudited)................................................6 - 8

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............9 - 11

PART II. OTHER INFORMATION
-------- -----------------

        Item 6. Exhibits and Reports on Form 8-K..............................12

        SIGNATURES............................................................13

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                                       September 30,        December 31,
                                                                                            2000                1999
                                                                                    --------------------- -----------------
                                                                                          (Unaudited)        (See Note)
                                                                                              (in (UK Pound)000's)
Assets

Current assets
    Cash and cash equivalents.....................................................      (UK Pound)49,814 (UK Pound)124,348
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)5,796 (2000) and (UK Pound)4,100 (1999).......................                15,037            14,050
    Due from affiliates...........................................................                    77             2,387
    Other.........................................................................                 5,189             4,350
                                                                                    --------------------- -----------------
       Total current assets.......................................................                70,117           145,135

Property and equipment - net .....................................................               510,190           518,056
Deferred financing costs - net of accumulated amortization of
    (UK Pound)9,249 (2000) and (UK Pound)7,288 (1999).............................                15,903            17,864
Goodwill - net of accumulated amortization of (UK Pound)24,250 (2000) and
    (UK Pound)20,613 (1999).......................................................                72,710            76,347
Franchise costs - net of accumulated amortization of (UK Pound)267 (2000) and
    (UK Pound)248 (1999)..........................................................                   349               368
                                                                                    --------------------- -----------------
Total assets......................................................................     (UK Pound)669,269  (UK Pound)757,770
                                                                                    ====================  =================

Liabilities and shareholder's deficiency

Current liabilities
    Accounts payable..............................................................         (UK Pound)789  (UK Pound)18,759
    Accounts payable deposit......................................................                24,712            50,558
    Due to affiliates.............................................................                27,860                 -
    Interest payable..............................................................                 3,380            14,060
    Current portion of long-term debt.............................................                 2,262             2,730
    Other.........................................................................                34,657            28,080
                                                                                    --------------------- -----------------
       Total current liabilities..................................................                93,660           114,187

Long-term debt
    Notes payable.................................................................               999,213           882,805
    Capital lease obligations.....................................................                   697             2,129
    Mortgage loan.................................................................                 2,143             2,204
                                                                                    --------------------- -----------------
       Total long-term debt.......................................................             1,002,053           887,138

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 70,000,000 authorized; 59,138,851 issued and outstanding.....                 1,478             1,478
    Additional paid-in-capital....................................................               134,466           134,466
    Accumulated deficit...........................................................              (562,388)         (379,499)
                                                                                    --------------------- -----------------
       Total shareholder's deficiency.............................................              (426,444)         (243,555)
                                                                                    --------------------- -----------------
Total liabilities and shareholder's deficiency....................................     (UK Pound)669,269 (UK Pound)757,770
                                                                                    ====================  =================

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (Unaudited)

                                                          Nine Months Ended                    Three Months Ended
                                                            September 30,                          September 30,
                                                       2000               1999                2000               1999
                                               ------------------   -----------------   -----------------    -------------
                                                                             (in (UK Pound)000's)
Revenue.....................................    (UK Pound)110,484    (UK Pound)85,984    (UK Pound)37,567 (UK Pound)30,115
                                               ------------------   -----------------   -----------------    -------------

Costs and expenses
   Operating................................               45,038              30,219              20,440           10,713
   Selling, general and administrative......               45,048              31,399              15,827           10,061
   Depreciation and amortization............               56,308              43,815              18,608           16,047
   Other expenses (Note 3)..................                    -               8,893                   -                -
                                               ------------------   -----------------   -----------------    -------------
                                                          146,394             114,326              54,875           36,821
                                               ------------------   -----------------   -----------------    -------------

Operating loss..............................              (35,910)            (28,342)            (17,308)          (6,706)

Other income (expense)
   Interest income..........................                3,411               8,608               1,010            3,220
   Interest expense and amortization of
     debt discount and expenses.............              (82,030)            (73,036)            (28,657)         (25,082)
   Foreign exchange (losses) gains, net.....              (68,360)             (6,158)            (20,530)          28,706
                                               ------------------   -----------------   -----------------    -------------

Net (loss) income ..........................   (UK Pound)(182,889)  (UK Pound)(98,928)  (UK Pound)(65,485)   (UK Pound)138
                                               ==================   =================   =================    =============

See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
          CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
          ------------------------------------------------------------
                                   (Unaudited)
                              (in (UK Pound)000's)


                                                                    Additional                                   Total
                                                                     Paid-in-             Accumulated        Shareholder's
                                       Ordinary Shares                capital               Deficit            Deficiency
                                -----------------------------    -----------------    ------------------   ------------------

Balance at December 31, 1999...  59,138,851   (UK Pound)1,478    (UK Pound)134,466    (UK Pound)(379,499)  (UK Pound)(243,555)
Net loss.......................           -                 -                    -              (182,889)            (182,889)
                                -----------   ---------------    -----------------    ------------------   ------------------
Balance at September 30, 2000..  59,138,851   (UK Pound)1,478    (UK Pound)134,466    (UK Pound)(562,388)  (UK Pound)(426,444)
                                ===========   ===============    =================    ==================   ==================


See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                     2000                  1999
                                                                              ------------------    ----------------
                                                                                        (in (UK Pound)000's)
Net cash (used in) provided by operating activities....................        (UK Pound)(14,300)   (UK Pound)99,847
                                                                              ------------------    ----------------

Investing activities
   Purchase of property and equipment..................................                  (58,280)            (82,256)
   Proceeds from disposition of property and equipment.................                        7                  37
                                                                              ------------------    ----------------

            Net cash used in investing activities......................                  (58,273)            (82,219)
                                                                              ------------------    ----------------

Financing activities
   Principal payments..................................................                      (62)               (132)
   Capital lease payments..............................................                   (1,899)             (1,908)
                                                                              ------------------    ----------------

            Net cash used in financing activities......................                   (1,961)             (2,040)
                                                                              ------------------    ----------------

(Decrease) increase in cash and cash equivalents.......................                  (74,534)             15,588

Cash and cash equivalents at beginning of period.......................                  124,348             164,738
                                                                              ------------------    ----------------

Cash and cash equivalents at end of period.............................         (UK Pound)49,814   (UK Pound)180,326
                                                                              ==================    ================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest............................         (UK Pound)45,195    (UK Pound)20,073


See accompanying notes.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which establishes accounting and reporting standards for derivatives and hedging activities, is required to be adopted by the Group effective January 1, 2001. Upon the adoption of SFAS No. 133, all derivative instruments are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. The Company does not anticipate that the adoption of SFAS No. 133 will have a significant effect on its financial position or results of operations.

2.   Comprehensive (loss) income

     Comprehensive (loss) income for the nine months ended September 30, 2000 and 1999 was (UK Pound)(182,889,000) and (UK Pound)(97,561,000),
     respectively. Comprehensive (loss) income for the three months ended September 30, 2000 and 1999 was (UK Pound)(65,485,000), and (UK Pound)138,000, respectively.

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

4.   Joint Purchasing Alliance Agreement

     The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of (UK Pound)137.0 million from various subsidiaries of NTL. Funds held by the Company under the Alliance Agreement are recorded on the balance sheet as Cash and Cash Equivalents and Accounts Payable Deposit.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                        September 30,              December 31,
                                                            2000                       1999
                                                      -----------------         -----------------
                                                        (Unaudited)

     Operating equipment.........................     (UK Pound)666,100         (UK Pound)624,013
     Other equipment.............................                25,159                    25,103
     Construction in progress....................                13,646                    11,153
                                                      -----------------         -----------------
                                                                704,905                   660,269
     Accumulated depreciation....................              (194,715)                 (142,213)
                                                      -----------------         -----------------
                                                      (UK Pound)510,190         (UK Pound)518,056
                                                      =================         =================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                        September 30,              December 31,
                                                            2000                       1999
                                                      -----------------         -----------------
                                                         (Unaudited)

     13 1/4% Senior Discount Notes...............     (UK Pound)192,805         (UK Pound)176,533
     11 3/4% Senior Discount Notes...............               350,764                   294,724
     10 3/4% Senior Discount Notes...............               246,322                   208,498
     10% Senior Sterling Notes...................               135,000                   135,000
     9 1/8% Senior Notes.........................                74,322                    68,050
                                                      -----------------         -----------------
                                                      (UK Pound)999,213         (UK Pound)882,805
                                                      =================         =================

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)19.1 million and (UK Pound)11.6 million for the nine and three months ended September 30, 2000, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)

8.   Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued (UK Pound)135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and (UK Pound)5 million annually. The following table presents summarized consolidated financial information for Diamond Holdings as of and for the nine months ended September 30, 2000. This summarized financial information is being provided pursuant to Article 3-10(c) of Regulation S-X.

                                                                        Nine months
                                                                           ended                      Year ended
                                                                       September 30,                 December 31,
                                                                           2000                          1999
                                                                    ------------------           ------------------
                                                                                  (in (UK Pound)000's)
     Summarized Consolidated Results of Operations Information
     Revenue................................................         (UK Pound)110,484            (UK Pound)119,476
                                                                    ==================           ==================

     Operating costs and expenses...........................         (UK Pound)146,366            (UK Pound)141,666
                                                                    ==================           ==================

     Net loss...............................................        (UK Pound)(185,611)          (UK Pound)(132,380)
                                                                    ==================           ==================

                                                                      September 30,                 December 31,
                                                                          2000                          1999
                                                                    ------------------           ------------------
                                                                                   (in (UK Pound)000's)
     Summarized Consolidated Balance Sheet Information
     Current assets.........................................          (UK Pound)70,005             (UK Pound)17,878
     Fixed and noncurrent assets............................                   588,320                      600,361
                                                                    ------------------           ------------------
     Total assets...........................................         (UK Pound)658,325            (UK Pound)618,239
                                                                    ==================           ==================

     Current liabilities....................................          (UK Pound)66,848             (UK Pound)54,768
     Noncurrent liabilities.................................                 1,105,093                      891,476
     Shareholder's deficiency...............................                  (513,616)                    (328,005)
                                                                    ------------------           ------------------
     Total liabilities and shareholder's deficiency.........         (UK Pound)658,325            (UK Pound)618,239
                                                                    ==================           ==================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from October 1, 2000 through September 30, 2001 will be approximately (UK Pound)72.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to use the (UK Pound)25.1 million cash and cash equivalents on hand, which excludes the (UK Pound)24.7 million held on behalf of affiliates pursuant to the Joint Purchasing Alliance Agreement, and debt or equity from NTL or its subsidiaries to meet its cash requirements.

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

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(14.3) million and (UK Pound)99.8 million for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, net cash (used in) operating activities includes cash used for the Joint Purchasing Alliance Agreement of (UK Pound)(25.8) million compared to cash provided of (UK Pound)92.3 million in the prior period. The remainder of the change is primarily due to changes in working capital as a result of the timing of receipts and disbursements. During the nine months ended September 30, 2000, non-cash foreign exchange losses were (UK Pound)70.4 million compared to losses of (UK Pound)7.1 million in the prior period, and accretion on the Discount Notes was (UK Pound)46.0 million compared to (UK Pound)55.9 million in the prior period.

Net cash used in investing activities amounted to (UK Pound)58.3 million and (UK Pound)82.2 million for the nine months ended September 30, 2000 and 1999, respectively, primarily for continuing fixed asset purchases.

Net cash used in financing activities amounted to (UK Pound)2.0 million and (UK Pound)2.0 million for the nine months ended September 30, 2000 and 1999, respectively, for mortgage principal payments and capital lease payments.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

Results of Operations for the Nine and Three Months Ended September 30, 2000
----------------------------------------------------------------------------
and 1999
--------

Revenue for the nine and three months ended September 30, 2000 and 1999 was (UK Pound)110.5 million, (UK Pound)86.0 million, (UK Pound)37.6 million and (UK Pound)30.1 million, respectively, representing increases of (UK Pound)24.5 million and (UK Pound)7.5 million, respectively, from 1999 as compared to the same periods in 2000. This growth was primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. These trends are expected to continue for the foreseeable future.

Beginning in the third quarter of 2000, certain costs previously classified as selling, general and administrative expenses were re-classified as operating costs in order to be consistent with the other NTL companies. The Company is not currently able to reclassify prior years in the same manner. In the nine months ended September 30, 2000, this movement resulted in an increase in operating costs of (UK Pound)8.0 million and a decrease in selling, general and administrative expenses of (UK Pound)8.0 million.

Operating costs for the nine and three months ended September 30, 2000 and 1999 were (UK Pound)45.0 million, (UK Pound)30.2 million, (UK Pound)20.4 million, and (UK Pound)10.7 million, respectively, representing increases of (UK Pound)14.8 million and (UK Pound)9.7 million, respectively, from 1999 as compared to the same periods in 2000. These increases were predominantly attributable to the reclassification of costs described above, and the remaining increase is due to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses for the nine and three months ended September 30, 2000 and 1999 were (UK Pound)45.0 million, (UK Pound)31.4 million, (UK Pound)15.8 million, and (UK Pound)10.1 million, respectively, representing increases of (UK Pound)13.6 million and (UK Pound)5.8 million, respectively, from 1999 as compared to the same periods in 2000. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)19.1 million and (UK Pound)11.6 million in the nine and three months ended September 30, 2000, respectively. After adjusting for the NTL charges and for the reclassification of costs described above, selling, general and administrative expenses as a percentage of total revenue decreased to 30.7% and 32.7% for the nine and three months ended September 30, 2000, respectively, from 36.5% and 33.4% in the comparable periods in 1999.

Depreciation and amortization expense for the nine and three months ended September 30, 2000 and 1999 was (UK Pound)56.3 million, (UK Pound)43.8 million, (UK Pound)18.6 million, and (UK Pound)16.0 million, respectively, representing increases of (UK Pound)12.5 million and (UK Pound)2.6 million, respectively, from 1999 as compared to the same periods in 2000. These increases were attributable to the increasing cost of the Group's network and the related additional depreciation.

Other expenses of (UK Pound)8.9 million for the nine months ended September 30, 1999 relate to costs incurred in connection with the Share Exchange Agreement, including fees paid to financial advisors to the Group.

Interest expense and amortization of debt discount and expenses for the nine and three months ended September 30, 2000 and 1999 was (UK Pound)82.0 million, (UK Pound)73.0 million, (UK Pound)28.7 million, and (UK Pound)25.1 million, respectively, representing increases of (UK Pound)9.0 million and (UK Pound)3.6 million, respectively, from 1999 as compared to the same periods in 2000. For the nine and three months ended September 30, 2000, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)46.0 million and (UK Pound)16.4 million, interest on the 1994 and 1998 Notes of (UK Pound)33.5 million and (UK Pound)11.4 million, amortization of debt financing costs of (UK Pound)2.0 million and (UK Pound)0.7 million and other interest expense of (UK Pound)500,000 and (UK Pound)200,000, respectively. For the nine and three months ended September 30, 1999, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)55.9 million and (UK Pound)19.4 million, interest on the 1998 Notes of (UK Pound)14.8 million and (UK Pound)4.9 million, amortization of debt financing costs of (UK Pound)1.8 million and (UK Pound)600,000 and other interest expense of (UK Pound)500,000 and (UK Pound)200,000, respectively.

A substantial portion of the Group's existing debt obligations is denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the nine and three months ended September 30, 2000 and 1999, the Group recorded net foreign exchange (losses) gains of (UK Pound)(68.4) million, (UK Pound)(6.2) million, (UK Pound)(20.5) million and (UK Pound)28.7 million, respectively, primarily due to the unrealized losses and gains on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

     (a)  Exhibits:

          27        Financial Data Schedule.

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2000.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DIAMOND CABLE COMMUNICATIONS LIMITED
                                     -------------------------------------------



Date: November 13, 2000              By:  /s/ Leigh C. Wood
                                          ---------------------------------
                                          Leigh C. Wood
                                          Chairman of the Board and Director
                                          (Principal Executive Officer)

Date: November 13, 2000              By:  /s/ David W. Kelham
                                          ---------------------------------
                                          David W. Kelham
                                          Director (Principal Financial and
                                          Accounting Officer)