Form 10-K405
period 2000-12-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2001-03-30
CIK 929649

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                        Commission file number: 33-83740

                      DIAMOND CABLE COMMUNICATIONS LIMITED
             (Exact name of registrant as specified in the charter)

            England and Wales                               N/A
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                                                Secretary, NTL Incorporated
                                                   110 East 59th Street
      Diamond Plaza, Daleside Road,                 New York, NY 10022
       Nottingham NG2 3GG, England                    (212) 906-8440
(Address of Principal Executive Offices)    (Name, address and telephone number
                                                  of agent for service)

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                              --------------------


                                                       Name of Each Exchange
      Title of Each Class                               on Which Registered
 ------------------------------                    -----------------------------
             None                                              None

                              --------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                              --------------------

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 26, 2001, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant's shares.

The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).
================================================================================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                      ------------------------------------
                          2000 FORM 10-K ANNUAL REPORT
                          ----------------------------
                                TABLE OF CONTENTS
                                -----------------
                                     PART I
                                     ------
Item  1    Business........................................................... 1
Item  2    Properties......................................................... 1
Item  3    Legal Proceedings.................................................. 1
Item  4    Submission of Matters to a Vote of Security Holders................ 1

                                     PART II
                                     -------
Item  5    Market for the Registrant's Common Equity and Related
               Shareholder Matters............................................ 1
Item  6    Selected Financial Data............................................ 2
Item  7    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.......................................... 3
Item 7A    Quantitative and Qualitative Disclosures About Market Risk......... 5
Item  8    Financial Statements and Supplementary Data........................ 5
Item  9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 5

                                    PART III
                                    --------
Item  10   Directors and Executive Officers of the Registrant................. 6
Item  11   Executive Compensation............................................. 6
Item  12   Security Ownership of Certain Beneficial Owners and Management..... 6
Item  13   Certain Relationships and Related Transactions..................... 6

                                     PART IV
                                     -------
Item  14   Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 6
SIGNATURES ................................................................... 8

This Annual Report on Form 10-K for the year ended December 31, 2000, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

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

The Company is an indirect wholly-owned subsidiary of NTL Incorporated ("NTL") as a result of the completion of the share exchange on March 8, 1999. The Company's executive office is located at Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England. The Company's agent for service is Secretary, NTL Incorporated, 110 East 59th Street, New York, NY 10022, telephone number (212) 906-8440.

ITEM 2    PROPERTIES
------    ----------

The Group owns its head office and head-end/switch site in Nottingham and its switch site in Shepshed, and leases or rents additional properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. The Group believes that its facilities are presently adequate to serve its existing customers.

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART II
                                     -------

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
------    ---------------------------------------------------------------------


The Company is an indirect wholly-owned subsidiary of NTL.

ITEM 6    SELECTED FINANCIAL DATA
------    -----------------------

The following table sets forth certain financial data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                       Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------
                                             2000              1999               1998             1997                1996
                                     -----------------  -----------------  -----------------  ---------------   -------------------
                                              (1)               (1)                                                     (2)
                                                                          (In thousands)
Statement Of Operations Data:
Revenues.............................(UK Pound)150,359  (UK Pound)119,476   (UK Pound)88,756  (UK Pound)60,305    (UK Pound)37,577
Operating loss.......................          (47,150)           (30,726)           (20,055)          (16,344)            (22,011)
Net loss.............................         (212,018)          (137,226)           (84,022)          (76,604)            (35,830)


Balance Sheet Data:
Working capital......................(UK Pound)(55,527)  (UK Pound)30,948  (UK Pound)125,328  (UK Pound)52,890  (UK) Pound)(10,804)
Property and equipment, net..........          524,102            518,056            465,866           365,636             277,301
Total assets.........................          639,781            757,770            744,621           556,357             416,819
Long-term debt including
  current portion....................        1,008,227            889,868            803,392           545,325             325,041
Shareholder's (deficiency) equity....         (450,942)          (243,555)          (107,696)          (22,511)             54,100


Notes to Selected Financial Data

(1) Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)30.4 million and (UK Pound)3.1 million in the years ended December 31, 2000 and 1999, respectively.
(2) The Group raised additional equity financing of (UK Pound)64.6 million in the year ended December 31, 1996.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------    ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations in 2001 will be approximately (UK Pound)130.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to meet its cash requirements through debt or equity from NTL or other NTL subsidiaries.

To the extent that the amounts required for capital expenditures exceed the estimates, or the Group's cash flow does not meet expectations, the amount of cash requirements will increase. There can be no assurance that debt or equity financing will be available to the Group on acceptable commercial terms or at all.

Diamond Holdings has (UK Pound)135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

The Company has $285.1 million in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") outstanding. Interest on the 1994 Notes is payable semiannually at a rate of 13 1/4% per annum.

The Company also has $531.0 million in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") outstanding. Interest on the 1995 Notes is payable semiannually commencing June 15, 2001, at a rate of 11 3/4% per annum.

Finally, the Company has $420.5 million in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") outstanding. Cash interest is not payable on the 1997 Notes prior to February 15, 2002. Thereafter, interest will accrue on the 1997 Notes and will be payable semiannually, commencing August 15, 2002, at a rate of 10 3/4% per annum.

Consolidated Statement of Cash Flows
------------------------------------

Net cash (used in) provided by operating activities amounted to (UK Pound)(41.3) million, (UK Pound)63.8 million and (UK Pound)31.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. In 2000, net cash (used in) operating activities includes cash used for the Joint Purchasing Alliance
Agreement of (UK Pound)(30.3) million compared to cash provided of (UK Pound)50.6 million in 1999. Cash paid for interest increased to (UK Pound)44.9 million in 2000 from (UK Pound)20.4 million in 1999.

Net cash used in investing activities amounted to (UK Pound)76.5 million, (UK Pound)101.4 million and (UK Pound)134.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, primarily for continuing fixed asset purchases.

Net cash provided by (used in) financing activities amounted to (UK Pound)1.6 million, (UK Pound)(2.7) million and (UK Pound)193.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash provided by financing activities in 2000 includes a (UK Pound)4.6 million contribution from NTL Communications Corp.

Results of Operations
---------------------

Revenue was (UK Pound)150.4 million, (UK Pound)119.5 million and (UK Pound)88.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of 25.8% from 1999 to 2000 and 34.6% from 1998 to 1999. This growth is primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. In 2001, the Company intends to drive the majority of revenue growth from increases in the average revenue per customer rather than through the addition of new customers. This allows the Company to maintain revenue targets, has lower capital requirements due to fewer installs, and drives higher operating income due to the reduction in front-loaded costs such as customer acquisition costs and initial maintenance costs.

For the years ended December 31, 1999 and 1998, certain costs have been reclassified from selling, general and administrative expenses to operating expenses to conform to the 2000 classification.

Operating costs, including network expenses, were (UK Pound)65.2 million, (UK Pound)49.4 million and (UK Pound)34.0 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of 32.0% from 1999 to 2000 and 45.0% from 1998 to 1999. Operating costs as a percentage of revenue was 43.4%, 41.3% and 38.4% for 2000, 1999 and 1998, respectively. These increases are predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses were (UK Pound)64.0 million, (UK Pound)36.9 million and (UK Pound)31.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of 73.4% from 1999 to 2000 and 17.0% from 1998 to 1999. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)30.4 million and (UK Pound)3.1 million in the years ended December 31, 2000 and 1999, respectively. After adjusting for the NTL charges, selling, general and administrative expenses as a percentage of total revenue was 22.3%, 28.3% and 35.5% in 2000, 1999 and 1998, respectively.

Depreciation and amortization expense was (UK Pound)61.4 million, (UK Pound)55.0 million and (UK Pound)43.2 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of 11.6% from 1999 to 2000 and 27.3% from 1998 to 1999. These increases are attributable to the increasing cost of the Group's network and the related additional depreciation.

Other expenses in 2000 are for restructuring costs of (UK Pound)6.9 million related to an announcement in November 2000 of the completion of a consolidation review. The restructuring provision includes employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of December 31, 2000, approximately 90 of the employees had been terminated. None of the provision had been utilized through December 31, 2000. Other expenses of (UK Pound)8.9 million in 1999 were costs incurred in connection with the Share Exchange Agreement with NTL, including fees paid to financial advisors to the Group.

Interest expense and amortization of debt discount and expenses was (UK Pound)110.4 million, (UK Pound)98.4 million and (UK Pound)84.6 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing increases of 12.2% from 1999 to 2000 and 16.2% from 1998 to 1999. The 2000 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)60.7 million, interest on the 1994, 1995 and 1998 Notes of (UK Pound)46.8 million, amortization of deferred financing costs of (UK Pound)2.6 million and other interest expense of (UK Pound)0.3 million. The 1999 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)69.5 million, interest on the 1994 and 1998 Notes of (UK Pound)25.6 million, amortization of deferred financing costs of (UK Pound)2.5 million and other interest expense of (UK Pound)0.8 million. The 1998 interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)63.8 million, interest on the 1998 Notes of (UK Pound)17.6 million, amortization of deferred financing costs of (UK Pound)2.3 million and other interest expense of (UK Pound)0.9 million.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. For the years ended December 31, 2000 and 1999, the Group recognized a net foreign exchange loss of (UK Pound)58.4 million and (UK Pound)18.9 million, respectively, primarily due to the unrealized losses on the translation of its Discount Notes and 1998 Notes. For the year ended December 31, 1998, the Group recognized a net foreign exchange gain of (UK Pound)7.2 million primarily due to the unrealized gains on the translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations under these debt instruments as they become due.

In 1998, the Company realized gains on derivative financial instruments of (UK Pound)0.4 million, primarily from foreign exchange contracts. The Company continues to monitor conditions in the foreign exchange market and may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and the effect on the Company's results of operations and financial condition.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------   ----------------------------------------------------------

Market Risk
-----------

The Group is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Since 1998, the Group has not entered into derivative financial instruments.

Foreign Exchange Risk
---------------------

The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company's Discount Notes and Diamond Holdings' 1998 Notes, which together constitute a substantial portion of the Group's existing debt obligations, are denominated in U.S. dollars, while the Group's revenues are generated and stated in UK pounds sterling.

In the future, the Group may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Group's operations and financial condition. Therefore, changes in currency exchange rates may have a material effect on the results of operations of the Group and the Group's ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Interest Rate Risk
------------------

The Group is exposed to interest rate risk on the fair market value of its long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

                            Interest Rate Sensitivity
                      Principal Amount by Expected Maturity
                              Average Interest Rate
                                                                                                                      Fair
                                           Year Ending December 31,                                                  Value
                                        2001 2002  2003  2004    2005        Thereafter          Total              12/31/00
                                        ---- ----  ----  ----    ----        ----------        ---------          ------------
                                                                           (in millions)
Long-term  Debt, Including Current
  Portion.............................

U.S. dollars
  Fixed Rate..........................                 $285.1   $531.0             $530.5           $1,346.6           $1,109.5
  Average Interest Rate...............                 13.25%   11.75%             10.41%
  Average Forward Exchange Rate.......                  .6663    .6660              .6638

U.K. pound
  Fixed Rate..........................                                    (UK Pound)135.0    (UK Pound)135.0    (UK Pound)108.0
  Average Interest Rate...............                                                10%

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

The consolidated financial statements of the Group are filed under this Item commencing on page F-1 of this Annual Report on Form 10-K.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13
-----------------------

Omitted, pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV
                                     -------

ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------   ----------------------------------------------------------------

(a) The following Consolidated Financial Statements of Diamond Cable Communications Limited are filed as part of this report:
                                                                        Page
    Report of Independent Auditors.......................................F-2
    Consolidated Balance Sheets at December 31, 2000 and 1999............F-4
    Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2000..................F-5
    Consolidated Statement of Shareholder's Deficiency for each of the years in the three year period ended December 31, 2000........F-6
    Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2000..................F-7
    Notes to the Consolidated Financial Statements.......................F-8

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

(c) The Company filed no Current Reports on Form 8-K during the three month period ended December 31, 2000.

(d)       Exhibits:

Exhibit No.
-----------

3.1 Memorandum and Articles of Association of Diamond Cable Communications plc (Incorporated by reference to Post Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (File No. 33-98374), filed on September 12, 1996)
3.2 Memorandum and Articles of Association of Diamond Holdings plc (Incorporated by reference to the Company's registration statement on Form S-4 (File No. 333-48413), filed on March 20, 1998)
4.1 Indenture dated as of February 27, 1997 between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-25193))
4.2 Senior Notes Depositary Agreement, February 27, 1997 between Diamond Cable Communications Plc and the Bank of New York, as Book-Entry Depositary Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-25193), filed on April 15, 1997)
4.3 Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-98374, Exhibit No. 4.1))
4.4 Form of Senior Notes Depositary Agreement, dated as of December 16, 1995, between Diamond Cable Communications plc and The Bank of New York, as Book-Entry Depositary (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 32-98374, Exhibit No. 4.2))

4.5 Indenture, dated as of September 29, 1994, between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33- 83740, Exhibit No. 4.1))
4.6 Senior Notes Depositary Agreement, dated as of September 29, 1994, between Diamond Cable Communications plc and The Bank of New York, as Book-Entry Depositary (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 4.2))
4.7 First Supplemental Indenture, dated as of May 31, 1996 between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 4.3))
4.8 Indenture, dated as of February 6, 1998, among Diamond Holdings Plc, Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 (Exhibit No. 4.1))
4.9 Senior Note Depositary Agreement, dated February 6, 1998, among Diamond Holdings plc, The Bank of New York, as Global Depositary, and the Owners of Book-Entry Interests (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-48413))
10.1 Management Agreement, dated July 5, 1994, between ECE Management Company and Diamond Cable (Nottingham) Limited (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 10.2))
10.2 Service Agreement, dated May 17, 1994, between Gary L. Davis and Diamond Cable (Nottingham) Limited (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 10.3))
10.3 Service Contract, dated March 1, 1994, between Duncan Craig and Diamond Cable (Nottingham) Limited (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 10.4))
10.4 Service Contract, dated as of April 1, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles (Incorporated by reference to the Company's 1996 Annual Report on Form 10-K (File No. 33-83740))
10.5 Service Agreement, dated July 1, 1995, between Diamond Cable Communications plc and Nicholas Millard (Incorporated by reference to the Company's 1996 Annual Report on Form 10-K (File No. 33-83740))
10.6 Senior Management Option Scheme, adopted on October 29, 1994 (Incorporated by reference to the Company's 1994 Annual Report on Form 10-K (File No. 33- 83740))
10.7 Service Contract, dated September 18, 1996, between Diamond Cable (Nottingham) Ltd. and Stephen Rowles (Incorporated by reference to the Company's registration statement on Form S-4 (Exhibit No. 10.9)
10.8 Supplemental Management Agreement, dated February 27, 1997, among Diamond Cable Communications plc, Diamond Cable Communications (UK) Ltd and ECE Management International, LLC (Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-25193), filed on June 4, 1997)
10.9 Shareholders' Agreements, dated as of September 1, 1994 among ECCP, AmSouth, as trustee for the McDonald Interests, CGT Family Corporation, GS Capital Partners, L.P., William W. McDonald and Diamond Cable Communications plc (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-83740, Exhibit No. 10.1))
10.10 Form of Subscription Agreement among Company and Shareholders relating to equity commitment (Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-98374, Exhibit No. 10.7))
99.1 Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications plc, dated as of June 16, 1998 (Incorporated by reference to the Company's 1998 Form 10-K, filed on March 31, 1999)
99.2 Amendment No. 1, dated as of December 21, 1998, to the Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications plc, dated as of June 16, 1998 (Incorporated by reference to the Company's 1998 Form 10-K, filed on March 31, 1999)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Diamond Cable Communications Limited
                                        ----------------------------------------
                                        (Registrant)

                                  By    /s/ Stephen Carter
                                        ----------------------------------------
                                        Stephen Carter
                                        Director and Chief Operating Officer

March 30, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                Title                               Date
       ---------                -----                               ----

/s/ Stephen Carter
-----------------------
Stephen Carter           Director and Chief Operating Officer     March 30, 2001

/s/ Stuart Ross
-----------------------
Stuart Ross              Director and Chief Financial Officer     March 30, 2001

/s/ Robert Mackenzie
-----------------------
Robert Mackenzie         Director and Secretary                   March 30, 2001

                        FORM 10-K - ITEM 14(a)(1) and (2)
                        ---------------------------------

                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------


The following consolidated financial statements of Diamond Cable Communications Limited are included in Item 8:

                                                                            Page

     Report of Independent Auditors......................................   F-2

     Consolidated Balance Sheets at December 31, 2000 and 1999...........   F-4

     Consolidated Statements of Operations for each of the years
        in the three year period ended December 31, 2000.................   F-5

     Consolidated Statement of Shareholder's Deficiency for each of
        the years in the three year period ended December 31, 2000.......   F-6

     Consolidated Statements of Cash Flows for each of the years
        in the three year period ended December 31, 2000.................   F-7

     Notes to the Consolidated Financial Statements......................   F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholder
Diamond Cable Communications Limited

We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Limited as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholder's deficiency and cash flows for the years then ended. Our audits also included the financial statement schedules for the years ended December 31, 2000 and 1999 listed in the index at
Item 14 (b)(i). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Cable Communications Limited as of December 31, 2000 and 1999 and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                               Ernst & Young LLP

New York, New York
March 2, 2001

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders
Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc)

     We have audited the accompanying consolidated statements of operations, shareholders' deficit and cash flows of Diamond Cable Communications Limited and subsidiaries (the "Company") for the year ended December 31, 1998. Our audit also included the financial statement schedule for the year ended December 31, 1998, as listed in Item 14(b)(i). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1998 in conformity with generally accepted accounting principles in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1998, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

KPMG

Chartered Accountants
Registered Auditors
Nottingham, England
March 30, 1999

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED BALANCE SHEETS
(in (UK Pound)000's except share data)

                                                                                                   December 31,
                                                                                          2000                    1999
                                                                                  ---------------------- ----------------------
Assets
------
Current assets
    Cash and cash equivalents.....................................................      (UK Pound)8,166      (UK Pound)124,348
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)6,518 (2000) and (UK Pound)4,100 (1999).......................               16,968                 14,050
    Due from affiliates...........................................................                   77                  2,387
    Other.........................................................................                3,395                  4,350
                                                                                  ---------------------- ----------------------
       Total current assets.......................................................               28,606                145,135

Property and equipment - net .....................................................              524,102                518,056
Deferred financing costs - net of accumulated amortization of
    (UK Pound)9,919 (2000) and (UK Pound)7,288 (1999).............................               15,233                 17,864
Goodwill - net of accumulated amortization of (UK Pound)25,463 (2000) and
    (UK Pound)20,613 (1999).......................................................               71,497                 76,347
Franchise costs - net of accumulated amortization of (UK Pound)273 (2000) and
    (UK Pound)248 (1999)..........................................................                  343                    368
                                                                                  ---------------------- ----------------------
Total assets......................................................................    (UK Pound)639,781      (UK Pound)757,770
                                                                                  ====================== ======================

Liabilities and shareholder's deficiency
----------------------------------------
Current liabilities
    Accounts payable..............................................................        (UK Pound)601       (UK Pound)18,759
    Accounts payable deposit......................................................               20,280                 50,558
    Due to affiliates.............................................................                9,260                      -
    Interest payable..............................................................               16,472                 14,060
    Current portion of long-term debt.............................................                1,637                  2,730
    Other.........................................................................               35,883                 28,080
                                                                                  ---------------------- ----------------------
       Total current liabilities..................................................               84,133                114,187

Long-term debt
    Notes payable.................................................................            1,004,174                882,805
    Capital lease obligations.....................................................                  295                  2,129
    Mortgage loan.................................................................                2,121                  2,204
                                                                                  ---------------------- ----------------------
       Total long-term debt.......................................................            1,006,590                887,138

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 70,000,000 authorized; issued and outstanding
       59,138,851.................................................................                1,478                  1,478
    Additional paid-in-capital....................................................              139,097                134,466
    Accumulated deficit...........................................................             (591,517)              (379,499)
                                                                                  ---------------------- ----------------------
                                                                                               (450,942)              (243,555)
                                                                                  ---------------------- ----------------------
Total liabilities and shareholder's deficiency....................................    (UK Pound)639,781      (UK Pound)757,770
                                                                                  ====================== ======================


See notes to consolidated financial statements

                                                               F-4

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(in (UK Pound)000's)

                                                                                     Year ended December 31,
                                                                            2000                1999                1998
                                                                    ------------------- -------------------  ------------------
Revenue.......................................................       (UK Pound)150,359   (UK Pound)119,476    (UK Pound)88,756
                                                                    ------------------- -------------------  ------------------

Costs and expenses
   Operating..................................................                  65,191              49,372              34,049
   Selling, general and administrative........................                  63,959              36,890              31,524
   Depreciation and amortization..............................                  61,426              55,047              43,238
   Other expenses.............................................                   6,933               8,893                   -
                                                                    ------------------- -------------------  ------------------
                                                                               197,509             150,202             108,811
                                                                    ------------------- -------------------  ------------------

Operating loss................................................                 (47,150)            (30,726)            (20,055)

Other income (expense)
   Interest income............................................                   3,938              10,769              13,084
   Interest expense and amortization of
     debt discount and expenses...............................                (110,398)            (98,358)            (84,626)
   Foreign exchange (losses) gains, net.......................                 (58,408)            (18,911)              7,163
   Realized gains on derivative financial instruments.........                       -                   -                 412
                                                                    ------------------- -------------------  ------------------
Net loss......................................................      (UK Pound)(212,018) (UK Pound)(137,226)  (UK Pound)(84,022)
                                                                    =================== ===================  ==================


See notes to consolidated financial statements



DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
(in (UK Pound)000's except share data)



                                                                                                      Additional
                                                                               Non-voting                Paid-
                                                   Ordinary Shares          Deferred Shares            in-capital
                                                   ---------------          ---------------            ----------
                                                 Shares         Par         Shares      Par
                                                 ------         ---         ------      ---
Balance at January 1, 1998.....................59,138,791  (UK Pound)1,478       6  (UK  Pound)-   (UK Pound)134,466
Unrealized loss on securities..................
Net loss.......................................

Comprehensive loss.............................
                                               ----------   --------------  ------  ------------   -----------------
Balance at December 31, 1998...................59,138,791            1,478       6             -             134,466
Redesignation of deferred
   shares......................................        60                       (6)
Unrealized gain on securities..................
Net loss.......................................

Comprehensive loss.............................
                                               ----------   --------------  ------  ------------   -----------------
Balance at December 31, 1999...................59,138,851            1,478       -             -             134,466
Contribution from NTL
   Communications Corp.........................                                                                4,631
Net loss.......................................
                                               ----------   --------------  ------  ------------   -----------------
Balance at December 31, 2000...................59,138,851  (UK Pound)1,478       -   (UK Pound)-   (UK Pound)139,097
                                               ==========   ==============  ======  ============   =================
                                                                      Accumulated
                                                                         other
                                                     Compre-             Compre-                                  Total
                                                     hensive            hensive            Accumulated        Shareholder's
                                                      Loss               Loss                Deficit          (Deficiency)
                                                      ----               ----                -------          ------------



Balance at January 1, 1998.....................                      (UK Pound)(204)  (UK Pound)(158,251)  (UK Pound)(22,511)
Unrealized loss on securities..................   (UK Pound)(1,163)          (1,163)                                  (1,163)
Net loss.......................................            (84,022)                              (84,022)            (84,022)
                                                ------------------
Comprehensive loss.............................  (UK Pound)(85,185)
                                                ------------------   --------------   ------------------   ------------------
Balance at December 31, 1998...................                              (1,367)            (242,273)           (107,696)
Redesignation of deferred
   shares......................................
Unrealized gain on securities..................    (UK Pound)1,367            1,367                                    1,367
Net loss.......................................           (137,226)                             (137,226)           (137,226)
                                                ------------------
Comprehensive loss............................. (UK Pound)(135,859)
                                                ------------------   --------------   ------------------   ------------------
Balance at December 31, 1999...................                                   -             (379,499)           (243,555)
Contribution from NTL
   Communications Corp.........................                                                                        4,631
Net loss....................................... (UK Pound)(212,018)                             (212,018)           (212,018)
                                                ------------------   --------------   ------------------   ------------------
Balance at December 31, 2000...................                      (UK Pound)   -   (UK Pound)(591,517) (UK Pound)(450,942)
                                                                     ==============   ==================   ==================


See notes to consolidated financial statements



DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in (UK Pound)000's)

                                                                                        Year Ended December 31,
                                                                            2000                  1999                      1998
                                                                    -------------------- --------------------- -------------------
Operating activities
Net loss............................................................ (UK Pound)(212,018)   (UK Pound)(137,226)  (UK Pound)(84,022)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
   Depreciation and amortization....................................             61,426                55,047              43,238
   Foreign exchange losses (gains), net.............................             60,712                20,779              (7,151)
   Loss on sale of assets...........................................                  8                     -                   -
   Provision of losses on accounts receivable.......................              2,730                 1,974               1,987
   Amortization of deferred financing costs.........................              2,631                 2,458               2,203
   Accretion of notes payable discount..............................             60,657                69,541              63,826
   Change in operating assets and liabilities:
     Trade receivables..............................................             (5,648)               (6,151)             (3,291)
     Due from/to affiliates.........................................             11,570                (2,387)                  -
     Other current assets...........................................                955                (2,121)              2,241
     Accounts payable...............................................             (4,308)                3,498               4,339
     Accounts payable deposit.......................................            (30,278)               50,558                   -
     Interest payable...............................................              2,412                 5,920               8,140
     Other current liabilities......................................              7,803                 1,892                (102)
                                                                    -------------------- --------------------- -------------------
            Net cash (used in) provided by operating activities.....            (41,348)               63,782              31,408
                                                                    -------------------- --------------------- -------------------

Investing activities
   Purchase of property and equipment...............................            (76,497)             (101,475)           (134,383)
   Proceeds from disposition of property and equipment..............                 42                    37                  69
                                                                    -------------------- --------------------- -------------------
            Net cash used in investing activities...................            (76,455)             (101,438)           (134,314)
                                                                    -------------------- --------------------- -------------------

Financing activities
   Proceeds from issuance of debt...................................                  -                     -             202,381
   Debt financing costs.............................................                  -                     -              (6,968)
   Principal payments...............................................                (82)                 (155)                (37)
   Capital lease payments...........................................             (2,928)               (2,579)             (2,249)
   Contributions from NTL Communications Corp.......................              4,631                     -                   -
                                                                    -------------------- --------------------- -------------------
            Net cash provided by (used in) financing activities.....              1,621                (2,734)            193,127
                                                                    -------------------- --------------------- -------------------

Effect of exchange rate changes on cash and
   cash equivalents.................................................                  -                     -              (1,163)
                                                                    -------------------- --------------------- -------------------

(Decrease) increase in cash and cash equivalents....................           (116,182)              (40,390)             89,058

Cash and cash equivalents at beginning of year......................            124,348               164,738              75,680
                                                                    -------------------- --------------------- -------------------

Cash and cash equivalents at end of year............................    (UK Pound)8,166     (UK Pound)124,348   (UK Pound)164,738
                                                                    ==================== ===================== ===================

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

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company's ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Communications Corp. (formerly NTL Incorporated). NTL Communications Corp. is a wholly-owned indirect subsidiary of NTL Incorporated ("NTL"). As a result, the Company became an indirect wholly-owned subsidiary of NTL.

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

     Cash Equivalents
     Cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash. Cash equivalents were zero and (UK Pound)121.5 million at December 31, 2000 and 1999, respectively. Cash equivalents in 1999 consist principally of deposits in a unit fund.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     Revenue Recognition
     Revenue is recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned.

     Cable System Costs, Expenses and Revenues
     The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with Statement of Financial
     Accounting Standards ("SFAS") No. 51, "Financial Reporting by Cable Television Companies."

     Advertising Expense
     The Group charges the cost of advertising to expense as incurred. Advertising costs were (UK Pound)703,000, (UK Pound)493,000 and (UK Pound)1.0 million in 2000, 1999 and 1998, respectively.

     Pension Costs
     The Group operates a defined contribution pension plan and also contributes up to specified limits to the third party plan of the employee's choice. Pension costs of (UK Pound)641,000, (UK Pound)307,000 and (UK Pound)202,000 in 2000, 1999 and 1998 respectively, represent the contributions payable to the selected plans.

     Segment Reporting
     The Group has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Group's operations are a single segment.

     Reclassifications
     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB 101 was required to be adopted retroactive to January 1, 2000. The adoption of SAB 101 had no significant effect on revenues or results of operations.

     Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in the results of operations or in other comprehensive income (loss), depending on whether a derivative is designated as a fair value or cash flow hedge. The ineffective portion of all hedges will be recognized in the results of operations. There were no derivative instruments outstanding at December 31, 2000, therefore the adoption of this standard had no effect on the financial position or results of operations.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   OTHER EXPENSES INCLUDING RESTRUCTURING CHARGES

     Other expenses in 2000 are for restructuring costs of (UK Pound)6.9 million related to an announcement in November 2000 of the completion of a consolidation review. The restructuring provision includes employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of December 31, 2000, approximately 90 of the employees had been terminated. None of the provision had been utilized through December 31, 2000.

     Other expenses of (UK Pound)8.9 million in 1999 consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

5.   JOINT PURCHASING ALLIANCE AGREEMENT

     The Company and NTL entered into a Joint Purchasing Alliance Agreement (the "Alliance Agreement") on March 5, 1999, pursuant to which the Company acts as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of (UK Pound)137.0 million from various subsidiaries of NTL. The Accounts Payable Deposit is the funds held by the Company under the Alliance Agreement.

6.   PROPERTY AND EQUIPMENT

     Property and equipment consists of (in (UK Pound)000's):

                                                                           December 31,
                                                                   2000                    1999
                                                           -------------------    -------------------

     Operating equipment................................... (UK Pound)678,137      (UK Pound)624,013
     Other equipment.......................................            26,198                 25,103
     Construction in progress..............................            18,305                 11,153
                                                           -------------------    -------------------
                                                                      722,640                660,269
     Accumulated depreciation..............................          (198,538)              (142,213)
                                                           -------------------    -------------------
                                                            (UK Pound)524,102      (UK Pound)518,056
                                                           ===================    ===================

     The estimated useful life of set-top boxes and initial subscriber installations was reduced from seven years to three years with effect from January 1, 1998. The effect of the change in estimated useful life was to increase net loss for the year ended December 31, 1998 by (UK Pound)6.6 million.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   NOTES PAYABLE

     Notes payable consist of (in (UK Pound)000's):

                                                                         December 31,
                                                                 2000                   1999
                                                        --------------------     ------------------
     13 1/4% Senior Discount Notes (a)..................  (UK Pound)190,639      (UK Pound)176,533
     11 3/4% Senior Discount Notes (b)..................            355,034                294,724
     10 3/4% Senior Discount Notes (c)..................            250,014                208,498
     10% Senior Sterling Notes (d)......................            135,000                135,000
     9 1/8% Senior Notes (d)............................             73,487                 68,050
                                                        --------------------     ------------------
                                                        (UK Pound)1,004,174      (UK Pound)882,805
                                                        ====================     ==================

     (a) On September 28, 1994 the Company issued $285.1 million of 13 1/4% Senior Discount Notes due September 30, 2004 (the "1994 Notes") at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to (UK Pound)91.0 million. Interest on the 1994 Notes is payable semiannually from March 31, 2000 at a rate of 13 1/4% per annum. The 1994 Notes may be redeemed at the option of the Company, in whole or in part, at any time after September 30, 1999, at specified redemption prices. The 1994 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued and unpaid interest, if any, to the date of redemption in the event of certain tax law changes requiring the Company to pay additional amounts.

     (b) On December 15, 1995, the Company issued $531.0 million of 11 3/4% Senior Discount Notes due December 15, 2005 (the "1995 Notes") at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to (UK Pound)187.0 million after issuance costs of (UK Pound)8.0 million. Interest on the 1995 Notes is payable semiannually, commencing June 15, 2001, at a rate of 11 3/4% per annum. The 1995 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 2000 at specified redemption prices. The 1995 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued interest to the date of redemption, in the event of certain tax law changes requiring the payment of additional amounts.

     (c) On February 21, 1997 the Company issued $420.5 million of 10 3/4% Senior Discount Notes due February 15, 2007 (the "1997 Notes") at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to (UK Pound)149.0 million after issuance costs of (UK Pound)5.0 million. Interest will not accrue on the 1997 Notes prior to February 15, 2002. Interest on the 1997 Notes is payable semiannually, commencing August 15, 2002, at a rate of 10 3/4% per annum. The 1997 Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2002 at scheduled redemption rates.

     (d) On February 6, 1998 Diamond Holdings issued (UK Pound)135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes") at par. The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and any other amounts due. Net proceeds received by Diamond Holdings amounted to (UK Pound)195.0 million after issuance costs of (UK Pound)7.0 million. Interest on the 1998 Notes is payable semiannually in arrears from August 1, 1998. The 1998 Notes are redeemable, in whole or in part, at the option of Diamond Holdings at any time on or after February 1, 2003 at scheduled redemption rates.

     The 1994 Notes, 1995 Notes and the 1997 Notes (collectively, "the Discount Notes") are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

     The Discount Notes are stated net of unamortized discount of approximately (UK Pound)31.3 million and (UK Pound)85.7 million at December 31, 2000 and 1999, respectively. The discount is being accreted through the consolidated statement

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     of operations such that the Company recognizes a fixed rate of interest. Total accretion was (UK Pound)60.7 million, (UK Pound)69.5 million and (UK Pound)63.8 million in 2000, 1999 and 1998, respectively.

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

     Repayments of notes payable are as follows (in (UK Pound)000's):

              Year ending December 31:
                   2001.............................(UK Pound)        -
                   2002.............................                  -
                   2003.............................                  -
                   2004.............................            190,639
                   2005.............................            355,065
                   Thereafter.......................            489,736
                                                    -------------------
                                                    (UK Pound)1,035,440
                                                    ===================

8.   MORTGAGE LOAN

     The Group entered into a mortgage loan agreement of (UK Pound)2.5 million to fund the construction of the Company's headquarters in Nottingham. The mortgage is repayable over a period of 20 years commencing July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

     A  summary  of  property  held  under   mortgage  is  as  follows  (in  (UK
     Pound)000's):

                                                      December 31,
                                                2000                1999
                                        -----------------     ----------------
     Property........................... (UK Pound)5,489      (UK Pound)5,482
     Accumulated Depreciation...........            (401)                (306)
                                        -----------------     ----------------
                                         (UK Pound)5,088      (UK Pound)5,176
                                        =================     ================

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Future minimum mortgage repayments are as follows (in (UK Pound)000's):

             Year ending December 31:
                 2001....................................   (UK Pound)92
                 2002....................................            110
                 2003....................................            129
                 2004....................................            148
                 2005....................................            180
                 Thereafter..............................          1,554
                                                         ----------------
                                                         (UK Pound)2,213
                                                         ================

9.   RELATED PARTY TRANSACTIONS

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)30.4 million and (UK Pound)3.1 million in 2000 and 1999, respectively, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

     The Company had a 10-year Management Agreement effective June 1, 1994 (the "Management Agreement") with ECE Management Company ("ECE Management"), a company controlled by former shareholders of the Company. The contract provided for an annual management fee of $200,000. In addition, the Group agreed to reimburse ECE Management for the costs incurred in the performance of its duties. During 1998, the Group recorded expenses of (UK Pound)2.2 million as amounts paid or payable to ECE Management in connection with management services provided to the Group and all related expenses incurred. The Management Agreement was terminated in 1999 when the Company became an indirect wholly-owned subsidiary of NTL.

     Goldman, Sachs & Co., a former shareholder of the Company, and Goldman Sachs International acted as purchasers in connection with the offering of the 1998 Notes and received underwriting commissions of approximately $9.6 million. Goldman, Sachs & Co. acted as purchaser in connection with the 1997 Notes offering and received underwriting commissions of approximately $6.8 million. Goldman, Sachs & Co. acted as underwriter in connection with the 1995 Notes offering and received underwriting commissions of approximately $6.8 million. In connection with the offering of the 1994 Notes, Goldman, Sachs & Co. received underwriting commissions of approximately $4.9 million. Goldman, Sachs & Co. was the counterparty to foreign exchange contracts entered into by the Company in 1998.

10.  INCOME TAXES

     No provision for taxation has been made due to operating losses incurred to date. At December 31, 2000, the Group has tax net operating losses carried forward of approximately (UK Pound)253.5 million and capital losses carried forward of approximately (UK Pound)1.0 million. The operating losses have an unlimited carry forward period under UK tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business) but are limited in their use to the type of business which generated the loss. Capital losses carried forward may only be offset against future capital gains.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Differences between the tax benefit recognized in the consolidated financial statements and the expected tax benefit at the UK statutory rate of 2000: 30.0%, 1999: 30.25% and 1998: 31% are summarized as follows (in
     (UK Pound)000's):

                                                               Year ended December 31,
                                                 2000                   1999                      1998
                                        ---------------------  ----------------------   -----------------------
     Tax benefit of net losses..........   (UK Pound)(63,605)      (UK Pound)(41,806)        (UK Pound)(26,047)
     Non-deductible expenses............               1,120                  16,107                     1,985
     Valuation allowance................              62,485                  25,699                    24,062
                                        ---------------------  ----------------------   -----------------------

     Net tax benefit....................         (UK Pound)-             (UK Pound)-               (UK Pound)-
                                        =====================  ======================   =======================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows:

                                                                 December 31,
                                                           2000              1999
                                                    -----------------  -----------------
                                                            (in (UK Pound)000's)
     Deferred tax assets relating to:
     Net losses.....................................(UK Pound)76,044   (UK Pound)47,136
     Property and equipment.........................          45,946             42,628
     Other..........................................             179               (919)
                                                    -----------------  -----------------

          Total.....................................         122,169             88,845
     Valuation allowance............................        (122,169)           (88,845)
                                                    -----------------  -----------------
                                                                   -                  -
                                                    -----------------  -----------------

     Deferred tax per consolidated balance sheet....     (UK Pound)-        (UK Pound)-
                                                    =================  =================

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

11.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Current assets and current liabilities: The carrying amounts of cash and cash equivalents, trade receivables, amounts due from affiliates, other current assets, accounts payable, accounts payable deposit, amounts due to affiliates interest payable and other current liabilities reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

     Notes payable: The estimated fair value of the Company's and Diamond Holdings' publicly traded debt is based on quoted market prices.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The carrying amount and fair value of the Company's and Diamond Holdings' notes payable are as follows (in (UK Pound)000's):

                                                         December 31,
                        -----------------------------------------------------------------------------
                                          2000                                  1999
                        --------------------------------------  -------------------------------------
                              Carrying             Fair              Carrying             Fair
                               Value               Value               Value              Value
                        -------------------  -----------------  -----------------   -----------------
     1994 Notes           (UK Pound)190,639  (UK Pound)181,077  (UK Pound)176,533   (UK Pound)189,120
     1995 Notes                     355,034            312,471            294,724             308,644
     1997 Notes                     250,014            188,365            208,498             212,203
     1998 Notes                     208,487            167,971            203,050             199,055
                        -------------------  -----------------  -----------------   -----------------

                        (UK Pound)1,004,174  (UK Pound)849,884  (UK Pound)882,805   (UK Pound)909,022
                        ===================  =================  =================   =================

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

     Interest Rate Swap

     On July 3, 1995, an entity subsequently acquired by the Company entered into a five year agreement to swap a floating interest rate calculated at sterling LIBOR for a fixed rate of 8.79%. Following acquisition by the Company, the interest rate swap was retained and was recorded on the consolidated balance sheet in other liabilities at its market value at December 31, 1997 of (UK Pound)1.2 million. The interest rate swap was terminated in March 1998, with a payment by the Company of (UK Pound)1.2 million, resulting in a realized gain of (UK Pound)24,000 for the year ended December 31, 1998.

     Foreign Exchange Forward Contracts

     The Company entered into a foreign exchange forward contract on June 23, 1997 for settlement on June 25, 1998 to sell (UK Pound)50.0 million at a rate of $1.6505 to (UK Pound)1. The Company also entered into a foreign exchange forward contract on June 27, 1997 for settlement on July 1, 1998 to sell (UK Pound)50.0 million at a rate of $1.6515 to (UK Pound)1. On June 16, 1998, two off-setting agreements were entered into at rates of $1.6326 and $1.6322 to (UK Pound)1. The offsetting contracts were settled on June 17, 1998 with a payment of (UK Pound)1.1 million to the Company. The Company recorded a realized gain of approximately (UK Pound)388,000 on the settlement of the offsetting contracts.

12.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Group made cash payments for interest of approximately (UK Pound)44.9 million, (UK Pound)20.4 million and (UK Pound)10.7 million during the years ended December 31, 2000, 1999 and 1998, respectively.

13.  COMMITMENTS AND CONTINGENCIES

     As of December 31, 2000, the Group was committed to purchase approximately (UK Pound)13.0 million for equipment and services.

     Certain of the Group's facilities and equipment are held under operating or capital leases which expire in 2020.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Rental expense was (UK Pound)1.6 million, (UK Pound)1.3 million and (UK Pound)1.6 million in 2000, 1999 and 1998, respectively.

     Depreciation   of  assets  held  under   capital   leases  is  included  in
     depreciation and amortization on the consolidated statements of operations.

     A summary of assets held under capital leases are as follows (in (UK Pound)000's)

                                                         December 31,
                                                   2000                   1999
                                            -----------------      -----------------
     Equipment..............................(UK Pound)13,984       (UK Pound)14,011
     Accumulated Depreciation...............          (7,789)                (8,335)
                                            -----------------      -----------------
                                             (UK Pound)6,195        (UK Pound)5,676
                                            =================      =================

     Future minimum lease payments at December 31, 2000 are as follows (in (UK Pound)000's):

                                                                               Capital          Operating
                                                                               leases             leases
                                                                          ----------------    ----------------
          Year ending December 31:
               2001...................................................    (UK Pound)1,615     (UK Pound)1,540
               2002...................................................                285               1,237
               2003...................................................                 16                 975
               2004...................................................                  4                 516
               2005...................................................                  -                 255
               Thereafter.............................................                  -               1,642
                                                                          ----------------    ----------------
               Total minimum rental commitments.......................              1,920     (UK Pound)6,165
                                                                                              ================
               Less: Amount representing interest.....................                (80)
                                                                          ----------------
               Present value of minimum rental commitments............              1,840
               Less: Current portion of capital lease obligations.....             (1,545)
                                                                          ----------------
               Long-term portion of capital lease obligations.........      (UK Pound)295
                                                                          ================

     The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999 (in (UK Pound)000's).

                                                                   2000
                                                            Three Months Ended
                          ---------------------------------------------------------------------------------------
                               March 31                June 30            September 30          December 31
                          --------------------   ------------------    -----------------    ---------------------
     Revenues                (UK Pound)35,833     (UK Pound)37,084     (UK Pound)37,567     (UK Pound)39,875
     Operating loss                    (9,326)              (9,276)             (17,308)             (11,240)
     Net (loss) (1)                   (44,257)             (73,147)             (65,485)             (29,129)

                                                                   1999
                                                            Three Months Ended
                          ---------------------------------------------------------------------------------------
                               March 31              June 30               September 30          December 31
                          --------------------   ------------------    -----------------    ---------------------

     Revenues                (UK Pound)27,303     (UK Pound)28,566     (UK Pound)30,115     (UK Pound)33,492
     Operating loss                   (14,334)              (7,302)              (6,706)              (2,384)
     Net (loss) income (2)            (55,414)             (43,652)                 138              (38,298)

(1)  Included in net (loss) are foreign exchange (losses) gains of (UK Pound)(10,256) in the three months ended
     March 31, 2000, (UK Pound)(37,574) in the three months ended June 30, 2000, (UK Pound)(20,530) in the three months ended September 30, 2000, and (UK Pound)9,952 in the three months ended December 31, 2000. The three months ended December 31, 2000 also includes restructuring costs of (UK Pound)6.9 million.

(2)  Included in net (loss) income are foreign exchange (losses) gains of (UK Pound)(19,996) in the three months ended March 31, 1999, (UK Pound)(14,868) in the three months ended June 30, 1999, (UK Pound)28,706 in the three months ended September 30, 1999, and (UK Pound)(12,753) in the three months ended December 31, 1999.
     The net income of (UK Pound)138 in the three months ended September 30, 1999 is primarily due to the foreign exchange gain during the quarter.

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

     Condensed Statements of Operations of the Registrant
     (in (UK Pound)000's)

                                                                              Year ended December 31,
                                                                  2000                  1999                 1998
                                                           -------------------   -------------------   ------------------
     Costs and expenses
        Selling, general and administrative and other......       (UK Pound)21       (UK Pound)8,536      (UK Pound)2,897
                                                           -------------------   -------------------   ------------------

     Operating loss........................................                (21)               (8,536)              (2,897)

     Other income (expense)
        Interest income....................................             96,917                82,247               71,804
        Interest expense and amortization of
          debt discount and expenses.......................            (89,270)              (77,146)             (65,395)
        Equity in net loss of affiliates...................           (217,279)             (132,380)             (88,568)
        Foreign exchange gains (losses), net ..............             (2,365)               (1,411)                (366)
        Realized gain on derivative financial instruments..                  -                     -                  388
                                                           -------------------   -------------------   ------------------

     Net loss.............................................. (UK Pound)(212,018)   (UK Pound)(137,226)   (UK Pound)(85,034)
                                                           ===================   ===================   ==================

     See notes to condensed financial statements



DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Condensed Balance Sheets of the Registrant
     (in (UK Pound)000's except share data)

                                                                                          December 31,
                                                                                    2000                  1999
                                                                            ------------------    ------------------
     Assets

     Current assets
        Cash and cash equivalents...........................................    (UK Pound)312     (UK Pound)121,839
        Due from affiliates.................................................                -                 5,722
        Other...............................................................              350                 1,897
                                                                            ------------------    ------------------
     Total current assets...................................................              662               129,458

     Investments in and advances to subsidiaries............................          367,465               356,091
     Deferred financing costs less accumulated amortization of
        (UK Pound)7,902 (2000) and (UK Pound)5,963 (1999)...................           10,335                12,274
                                                                            ------------------    ------------------

     Total assets...........................................................(UK Pound)378,462     (UK Pound)497,823
                                                                            ==================    ==================

     Liabilities and shareholder's deficiency

     Current liabilities
        Accounts payable deposit............................................ (UK Pound)20,280      (UK Pound)50,558
        Due to affiliates...................................................            4,524                     -
        Other...............................................................            8,913                11,064
                                                                            ------------------    ------------------
     Total current liabilities..............................................           33,717                61,622

     Notes payable..........................................................          795,687               679,756

     Shareholder's deficiency:
        Ordinary shares: 70,000,000 authorized; issued and outstanding
          59,138,851........................................................            1,478                 1,478
        Additional paid-in-capital..........................................          139,097               134,466
        Accumulated deficit.................................................         (591,517)             (379,499)
                                                                            ------------------    ------------------
                                                                                     (450,942)             (243,555)
                                                                            ------------------    ------------------

     Total liabilities and shareholder's deficiency.........................(UK Pound)378,462     (UK Pound)497,823
                                                                            ==================    ==================

     See notes to condensed financial statements

                                                         F-19

DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Condensed Statements of Cash Flows of the Registrant
     (in (UK Pound)000's)

                                                                                      Year ended December 31,
                                                                          2000                 1999                1998
                                                                     ------------------  ------------------   -----------------

     Net cash (used in) provided by operating activities.............(UK Pound)(45,911)   (UK Pound)47,858       (UK Pound)(79)
                                                                     ------------------  ------------------   -----------------

     Investing Activities:
        (Advances to) repayments from subsidiaries, net..............          (75,616)             45,615                 (24)
                                                                     ------------------  ------------------   -----------------
                 Net cash (used in) provided by investing activities.          (75,616)             45,615                 (24)
                                                                     ------------------  ------------------   -----------------

     Financing Activities:
        Debt financing costs.........................................                -                   -                 (77)
                                                                     ------------------  ------------------   -----------------
                 Net cash (used in) financing activities.............                -                   -                 (77)
                                                                     ------------------  ------------------   -----------------

     Effect of exchange rate changes on cash and
        cash equivalents.............................................                -                   -                (151)
                                                                     ------------------  ------------------   -----------------

     (Decrease) increase in cash and cash equivalents................         (121,527)             93,473                (331)
     Cash and cash equivalents at beginning of year..................          121,839              28,366              28,697
                                                                     ------------------  ------------------   -----------------

     Cash and cash equivalents at end of year........................    (UK Pound)312   (UK Pound)121,839    (UK Pound)28,366
                                                                     ==================  ==================   =================


     See notes to condensed financial statements



DIAMOND CABLE COMMUNICATIONS LIMITED
------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Condensed Financial Information of Registrant
     Notes to Condensed Financial Statements

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

          The interest income on these loans was (UK Pound)95.9 million, (UK Pound)73.6 million and (UK Pound)70.1 million in 2000, 1999 and 1998, respectively.

     C.   OTHER

          The Company's subsidiaries made cash payments to the registrant of (UK Pound)110.2 million in 1999.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

16.  SUMMARIZED FINANCIAL INFORMATION ABOUT DIAMOND HOLDINGS LIMITED

     The following table presents summarized consolidated financial information for Diamond Holdings. This summarized financial information is being provided pursuant to Article 3-10(c) of Regulation S-X. Diamond Holdings issued the 1998 Notes, which have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and (UK Pound)5 million annually.

     Diamond Holdings was incorporated on December 15, 1997 and is a wholly-owned direct subsidiary of the Company. On January 16, 1998, Diamond Holdings became the intermediate holding company which holds all the shares of all Group companies. The summarized financial information shows operating results as if Diamond Holdings became the intermediate holding company on January 1, 1998.

                                                                                  Year ended December 31,
                                                                      2000                 1999                    1998
                                                                ------------------   ------------------  ------------------
                                                                                   (in (UK Pound)000's)
     Summarized Consolidated Results of Operations Information

     Revenue.................................................... (UK Pound)150,359    (UK Pound)119,476    (UK Pound)88,756
                                                                ==================   ==================  ==================

     Operating costs and expenses...............................(UK Pound)197, 488    (UK Pound)141,666   (UK Pound)105,914
                                                                ==================   ==================  ==================

     Net loss...................................................(UK Pound)(217,279)  (UK Pound)(132,380)  (UK Pound)(87,556)
                                                                ==================   ==================  ==================

                                                                              December 31,
                                                                        2000                1999
                                                                 -----------------   ------------------
                                                                         (in (UK Pound)000's)
     Summarized Consolidated Balance Sheet Information

     Current assets.............................................  (UK Pound)30,383     (UK Pound)17,878
     Fixed and non-current assets...............................           600,840              600,361
                                                                 -----------------   ------------------
     Total assets............................................... (UK Pound)631,223    (UK Pound)618,239
                                                                 =================   ==================

     Current liabilities........................................  (UK Pound)52,858     (UK Pound)54,768
     Non-current liabilities....................................         1,119,018              891,476
     Shareholder's deficit......................................          (540,653)            (328,005)
                                                                 -----------------   ------------------
     Total liabilities and shareholder's interest............... (UK Pound)631,223    (UK Pound)618,239
                                                                 =================   ==================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                      ------------------------------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                  --------------------------------------------

                              (in (UK Pound)000's)

                                                Balance at         Additions
                                                Beginning         Charged to         Deductions          Balance at
                                                 of the            Costs and           Describe            End of
                                                  Year              Expenses              (a)               Year
                                             --------------     ---------------    -----------------   ---------------

Allowance for Doubtful Accounts

2000...................................     (UK Pound)4,100     (UK Pound)2,730      (UK Pound)(312)   (UK Pound)6,518


1999...................................     (UK Pound)4,775     (UK Pound)1,974    (UK Pound)(2,649)   (UK Pound)4,100


1998...................................     (UK Pound)2,788     (UK Pound)2,362      (UK Pound)(375)    (UK Pound)4,775


(a)  Uncollectible accounts written off