Form 10-Q
period 2001-03-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2001-05-15
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                 MARCH 31, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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

                           --------------------------

As of March 31, 2001, there were 59,138,851 shares of the Registrant's Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 March 31, 2001 (Unaudited) and December 31, 2000..............2

                 Condensed Consolidated Statements of Operations
                 for the Three Months Ended March 31, 2001 and
                 2000 (Unaudited)..............................................3

                 Condensed Consolidated Statement of Shareholder's
                 Deficiency for the Three Months Ended March 31, 2001
                 (Unaudited)...................................................4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2001 and 2000 (Unaudited)........5

                 Notes to the Condensed Consolidated Financial
                 Statements (Unaudited)....................................6 - 8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............9 - 11

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..................................................12

PART II. OTHER INFORMATION
-------- -----------------

         Item 6. Exhibits and Reports on Form 8-K.............................12

         SIGNATURES...........................................................13

                                         DIAMOND CABLE COMMUNICATIONS LIMITED
                                                      FORM 10-Q
                                             QUARTER ENDED MARCH 31, 2001

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        -------------------------------------

                                                                               March 31,            December 31,
                                                                                 2001                   2000
                                                                          -----------------      -------------------
                                                                             (Unaudited)             (See Note)
                                                                                      (in (UK Pound)000's)
Assets

Current assets
    Cash and cash equivalents.............................................  (UK Pound)5,808          (UK Pound)8,166
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)8,119 (2001) and (UK Pound)6,518 (2000)...............           19,894                   16,968
    Due from affiliates...................................................               77                       77
    Other.................................................................            3,623                    3,395
                                                                          -----------------      -------------------
       Total current assets...............................................           29,402                   28,606

Property and equipment - net .............................................          529,589                  524,102
Deferred financing costs - net of accumulated amortization of
    (UK Pound)10,601 (2001) and (UK Pound)9,919 (2000)....................           14,551                   15,233
Goodwill - net of accumulated amortization of (UK Pound)26,675 (2001) and
    (UK Pound)25,463 (2000)...............................................           70,285                   71,497
Franchise costs - net of accumulated  amortization of (UK Pound)280 (2001)
    and (UK Pound)273 (2000)..............................................              336                      343
                                                                          -----------------      -------------------
Total assets..............................................................(UK Pound)644,163        (UK Pound)639,781
                                                                          =================      ===================

Liabilities and shareholder's deficiency

Current liabilities
    Accounts payable......................................................    (UK Pound)596            (UK Pound)601
    Accounts payable deposit..............................................            6,289                   20,280
    Due to affiliates.....................................................           59,817                    9,260
    Interest payable......................................................           16,251                   16,472
    Current portion of long-term debt.....................................            1,418                    1,637
    Other.................................................................           41,926                   35,883
                                                                          -----------------      -------------------
       Total current liabilities..........................................          126,297                   84,133

Long-term debt
    Notes payable.........................................................        1,058,022                1,004,174
    Capital lease obligations.............................................              252                      295
    Mortgage loan.........................................................            2,087                    2,121
                                                                          -----------------      -------------------
       Total long-term debt...............................................        1,060,361                1,006,590

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 70,000,000 authorized; 59,138,851 issued and
      outstanding                                                                     1,478                    1,478
    Additional paid-in-capital............................................          139,097                  139,097
    Accumulated deficit...................................................         (683,070)                (591,517)
                                                                          -----------------      -------------------
       Total shareholder's deficiency.....................................         (542,495)                (450,942)
                                                                          -----------------      -------------------
Total liabilities and shareholder's deficiency............................(UK Pound)644,163        (UK Pound)639,781
                                                                          =================      ===================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                                                          2

                                    DIAMOND CABLE COMMUNICATIONS LIMITED
                                                  FORM 10-Q
                                        QUARTER ENDED MARCH 31, 2001
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               -----------------------------------------------
                                                 (Unaudited)

                                                                           Three Months Ended
                                                                                March 31,
                                                                     2001                        2000
                                                              -----------------           -----------------
                                                                            (in (UK Pound)000's)

Revenue....................................................... (UK Pound)42,357            (UK Pound)35,833
                                                              -----------------           -----------------

Costs and expenses
   Operating..................................................           20,961                      14,613
   Selling, general and administrative........................           23,987                      11,359
   Depreciation and amortization..............................           11,196                      19,187
                                                              -----------------           -----------------
                                                                         56,144                      45,159
                                                              -----------------           -----------------

Operating loss................................................          (13,787)                     (9,326)

Other income (expense)
   Interest income............................................                -                       1,382
   Interest expense and amortization of debt discount and
expenses......................................................          (30,172)                    (26,057)
   Foreign exchange losses, net...............................          (47,594)                    (10,256)
                                                              -----------------           -----------------


Net loss .....................................................(UK Pound)(91,553)          (UK Pound)(44,257)
                                                              =================           =================

See accompanying notes.

                                                     3

                                            DIAMOND CABLE COMMUNICATIONS LIMITED
                                                         FORM 10-Q
                                                QUARTER ENDED MARCH 31, 2001
                                CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
                                ------------------------------------------------------------
                                                        (Unaudited)
                                                    (in (UK Pound)000's)

                                                                                                             Total
                                                                   Additional         Accumulated        Shareholder's
                                     Ordinary Shares            Paid-in-capital         Deficit           Deficiency
                               ------------------------------   ------------------- ------------------  ------------------
                                 Shares           Par
                                 ------           ---
Balance at December 31, 2000.. 59,138,851   (UK Pound)1,478     (UK Pound)139,097  (UK Pound)(591,517) (UK Pound)(450,942)
Net loss......................          -                 -                     -             (91,553)            (91,553)
                               ----------   ---------------     -----------------  ------------------  ------------------

Balance at March 31, 2001..... 59,138,851   (UK Pound)1,478     (UK Pound)139,097  (UK Pound)(683,070) (UK Pound)(542,495)
                               ==========   ===============     =================  ==================  ==================



See accompanying notes.

                                                             4

                                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                                   FORM 10-Q
                                          QUARTER ENDED MARCH 31, 2001
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               2001                 2000
                                                                        -----------------    -----------------
                                                                                 (in (UK Pound)000's)
Net cash provided by (used in) operating activities....................  (UK Pound)30,296    (UK Pound)(42,762)
                                                                        -----------------    -----------------

Investing activities
   Purchase of property and equipment..................................           (32,358)             (14,586)
   Proceeds from disposition of property and equipment.................                 -                    7
                                                                        -----------------    -----------------

            Net cash used in investing activities......................           (32,358)             (14,579)
                                                                        -----------------    -----------------

Financing activities
   Principal payments..................................................               (22)                 (20)
   Capital lease payments..............................................              (274)                (569)
                                                                        -----------------    -----------------

            Net cash used in financing activities......................              (296)                (589)
                                                                        -----------------    -----------------

(Decrease) increase in cash and cash equivalents.......................            (2,358)             (57,930)

Cash and cash equivalents at beginning of period.......................             8,166              124,348
                                                                        -----------------    -----------------

Cash and cash equivalents at end of period.............................   (UK Pound)5,808     (UK Pound)66,418
                                                                        =================    =================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest............................  (UK Pound)23,562     (UK Pound)21,979


See accompanying notes.

                                                       5

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Diamond Cable Communications Limited (formerly Diamond Cable Communications
     Plc) (the "Company") is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the "UK"). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). The Company is an indirect, wholly-owned subsidiary of NTL Incorporated ("NTL").

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the current presentation.

2.   Restructuring Charges

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of March 31, 2001, (UK Pound)393,000 of the provision had been used for employee severance. As of March 31, 2001, approximately 135 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.5 million includes (UK Pound)5.5 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

3.   Joint Purchasing Alliance Agreement

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

4.   Comprehensive Loss

     Comprehensive loss for the three months ended March 31, 2001 and 2000 was (UK Pound)91,553,000 and (UK Pound)44,257,000, respectively.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                   March 31,              December 31,
                                                                     2001                     2000
                                                              ------------------       ------------------
                                                                  (Unaudited)
     Operating equipment....................................   (UK Pound)704,487        (UK Pound)678,137
     Other equipment........................................              26,245                   26,198
     Construction in progress...............................              10,526                   18,305
                                                              ------------------       ------------------
                                                                         741,258                  722,640
     Accumulated depreciation...............................            (211,669)                (198,538)
                                                              ------------------       ------------------
                                                               (UK Pound)529,589        (UK Pound)524,102
                                                              ==================       ==================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                                 March 31,               December 31,
                                                                   2001                       2000
                                                            -------------------       -------------------
                                                                (Unaudited)
     13 1/4% Senior Discount Notes..........................  (UK Pound)200,917         (UK Pound)190,639
     11 3/4% Senior Discount Notes..........................            374,174                   355,034
     10 3/4% Senior Discount Notes..........................            270,482                   250,014
     10% Senior Sterling Notes..............................            135,000                   135,000
     9 1/8% Senior Notes....................................             77,449                    73,487
                                                            -------------------       -------------------
                                                            (UK Pound)1,058,022       (UK Pound)1,004,174
                                                            ===================       ===================

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)19.9 million and (UK Pound)3.2 million for the three months ended March 31, 2001 and 2000 respectively, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)

8.   Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued (UK Pound)135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and (UK Pound)5 million annually. The following table presents summarized consolidated financial information for Diamond Holdings as of and for the three months ended March 31, 2001. This summarized financial information is being provided pursuant to Article 3-10(c) of Regulation S-X.

                                                                      Three months
                                                                          ended                     Year ended
                                                                         March 31,                 December 31,
                                                                            2001                       2000
                                                                     ------------------         -------------------
                                                                                 (in (UK Pound)000's)
     Summarized Consolidated Results of Operations Information
     Revenue...................................................        (UK Pound)42,357           (UK Pound)150,359
                                                                     ==================         ===================

     Operating costs and expenses..............................        (UK Pound)56,143           (UK Pound)197,488
                                                                     ==================         ===================

     Net loss..................................................       (UK Pound)(95,253)         (UK Pound)(217,279)
                                                                     ==================         ===================

                                                                         March 31,                   December 31,
                                                                            2001                         2000
                                                                     ------------------         -------------------
                                                                                 (in (UK Pound)000's)
     Summarized Consolidated Balance Sheet Information
     Current assets............................................        (UK Pound)29,285            (UK Pound)30,383
     Fixed and noncurrent assets...............................                 604,936                     600,840
                                                                     ------------------         -------------------
     Total assets..............................................       (UK Pound)634,221           (UK Pound)631,223
                                                                     ==================         ===================

     Current liabilities.......................................        (UK Pound)98,837            (UK Pound)52,858
     Noncurrent liabilities....................................               1,171,290                   1,119,018
     Shareholder's deficiency..................................                (635,906)                   (540,653)
                                                                     ------------------         -------------------
     Total liabilities and shareholder's deficiency............       (UK Pound)634,221           (UK Pound)631,223
                                                                     ==================         ===================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Overview
--------

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the "Company") is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the "UK"). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). Except as the context may otherwise require, references to the "Group" refer to the Company and its subsidiaries.

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

The further development and construction of the Group's broadband communications network will require substantial capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from April 1, 2001 through December 31, 2001 will be approximately (UK Pound)114.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to meet its cash requirements through debt or equity from NTL or other NTL subsidiaries.

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

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by (used in) operating activities amounted to (UK Pound)30.3 million and (UK Pound)(42.8) million for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001, net cash provided by operating activities is primarily due to a (UK Pound)50.6 million increase in due to affiliates. The remainder of the change is due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)32.4 million and (UK Pound)14.6 million for the three months ended March 31, 2001 and 2000, respectively, primarily for continuing fixed asset purchases.

Net cash used in financing activities amounted to (UK Pound)296,000 and (UK Pound)589,000 for the three months ended March 31, 2001 and 2000, respectively, for mortgage principal payments and capital lease payments.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

Results of Operations for the Three Months Ended March 31, 2001 and 2000
------------------------------------------------------------------------

Revenue for the three months ended March 31, 2001 and 2000 was (UK Pound)42.4 million and (UK Pound)35.8 million, respectively, representing an increase of 18.2%. This growth was primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. During 2001, the Company intends to drive the majority of revenue growth from increases in average revenue per customer rather than through the addition of new customers. This allows the Company to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and initial maintenance costs.

For the three months ended March 31, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

Operating costs, including network expenses, for the three months ended March 31, 2001 and 2000 were (UK Pound)21.0 million, and (UK Pound)14.6 million, respectively, representing an increase of 43.4%. Operating costs as a percentage of revenue was 49.5% and 40.8% for the three months ended March 31, 2001 and 2000, respectively. This increase is predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses for the three months ended March 31, 2001 and 2000 were (UK Pound)24.0 million and (UK Pound)11.4 million. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)19.9 million and (UK Pound)3.2 million in the three months ended March 31, 2001 and 2000, respectively. After adjusting for the NTL charges, selling, general and administrative expenses as a percentage of revenue was 9.7% and 22.9% for the three months ended March 31, 2001 and 2000, respectively.

Depreciation and amortization expense for the three months ended March 31, 2001 and 2000 was (UK Pound)11.2 million, and (UK Pound)19.2 million, respectively, representing a decrease of (UK Pound)8.0 million.

Interest expense and amortization of debt discount and expenses for the three months ended March 31, 2001 and 2000 was (UK Pound)30.2 million, and (UK
Pound)26.1 million, respectively, representing an increase of (UK Pound)4.1 million. For the three months ended March 31, 2001, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)7.0 million, interest on the 1994, 1995 and 1998 Notes of (UK Pound)22.5 million and amortization of debt financing costs of (UK Pound)0.7. For the three months ended March 31, 2000, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)14.3 million, interest on the 1994 and 1998 Notes of (UK Pound)10.9 million, amortization of debt financing costs of (UK Pound)600,000 and other interest expense of (UK Pound)300,000.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the three months ended March 31, 2001 and 2000, the Group recorded net foreign exchange losses of (UK Pound)47.6 million and (UK Pound)10.3 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations under these debt instruments as they become due.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of March 31, 2001, (UK Pound)393,000 of the provision had been used for employee severance. As of March 31, 2001, approximately 135 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.5 million includes (UK Pound)5.5 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, the Group's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

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

          (a)  Exhibits:

               None.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIAMOND CABLE COMMUNICATIONS LIMITED
                                       ----------------------------------------



Date: May 14, 2001                     By:  /s/ Stephen A. Carter
                                            -----------------------------------
                                            Stephen A. Carter
                                            Director and Chief Operating Officer


Date: May 14, 2001                     By:  /s/ Stuart Ross
                                            -----------------------------------
                                            Stuart Ross
                                            Director and Chief Financial Officer