Form 10-Q
period 2001-06-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2001-08-14
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                                  JUNE 30, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
                           --------------------------

As of June 30, 2001, there were 59,138,851 shares of the Registrant's Ordinary Shares of .025 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION
-------  ---------------------

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 (Unaudited) and December 31, 2000..............2

                  Condensed Consolidated Statements of Operations
                  for the Six and Three Months Ended June 30, 2001 and
                  2000 (Unaudited).............................................3

                  Condensed Consolidated Statement of Shareholder's
                  Deficiency for the Six Months Ended June 30, 2001
                  (Unaudited)..................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000 (Unaudited)..........5

                  Notes to the Condensed Consolidated Financial Statements
                  (Unaudited).............................................6 - 10

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........11 - 13

PART II. OTHER INFORMATION
-------- -----------------

         Item 6.  Exhibits and Reports on Form 8-K............................14

         SIGNATURES...........................................................15

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                          -------------------------------------

                                                                                      June 30,            December 31,
                                                                                        2001                  2000
                                                                                     ----------           ------------
                                                                                     (Unaudited)           (See Note)
                                                                                            (in (UK Pound)000's)
Assets

Current assets
    Cash and cash equivalents..................................................... (UK Pound)9,651      (UK Pound)8,166
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)8,162 (2001) and (UK Pound)6,518 (2000).......................          20,350               16,968
    Due from affiliates...........................................................              77                   77
    Other.........................................................................           2,479                3,395
                                                                                  ----------------  -------------------
       Total current assets.......................................................          32,557               28,606

Property and equipment - net .....................................................         535,675              524,102
Deferred financing costs - net of accumulated amortization of
    (UK Pound)11,287 (2001) and (UK Pound)9,919 (2000)............................          13,865               15,233
Goodwill - net of accumulated amortization of (UK Pound)27,888 (2001) and
    (UK Pound)25,463 (2000).......................................................          69,072               71,497
Franchise costs - net of accumulated amortization of (UK Pound)286 (2001) and
    (UK Pound)273 (2000)..........................................................             330                  343
                                                                                  ----------------  -------------------
Total assets.....................................................................(UK Pound)651,499    (UK Pound)639,781
                                                                                  ================  ===================

Liabilities and shareholder's deficiency

Current liabilities
    Accounts payable..............................................................   (UK Pound)596        (UK Pound)601
    Accounts payable deposit......................................................           6,822               20,280
    Due to affiliates.............................................................          81,658                9,260
    Interest payable..............................................................          17,149               16,472
    Current portion of long-term debt.............................................           1,143                1,637
    Other.........................................................................          43,134               35,883
                                                                                  ----------------  -------------------
       Total current liabilities..................................................         150,502               84,133

Long-term debt
    Notes payable.................................................................       1,072,663            1,004,174
    Capital lease obligations.....................................................             128                  295
    Mortgage loan.................................................................           2,052                2,121
                                                                                  ----------------  -------------------
       Total long-term debt.......................................................       1,074,843            1,006,590

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding....           1,478                1,478
    Additional paid-in-capital....................................................         161,370              139,097
    Accumulated deficit...........................................................        (736,694)            (591,517)
                                                                                  ----------------  -------------------
       Total shareholder's deficiency.............................................        (573,846)            (450,942)
                                                                                  ----------------  -------------------
Total liabilities and shareholder's deficiency...................................(UK Pound)651,499    (UK Pound)639,781
                                                                                  ================  ===================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                                                           2

                                          DIAMOND CABLE COMMUNICATIONS LIMITED
                                                        FORM 10-Q
                                               QUARTER ENDED JUNE 30, 2001
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (Unaudited)

                                                  Six Months Ended                      Three Months Ended
                                                      June 30,                               June 30,
                                             2001                 2000                2001              2000
                                      -----------------    -----------------  -----------------  -----------------
                                                                  (in (UK Pound)000's)

     Revenue.......................... (UK Pound)87,848     (UK Pound)72,917   (UK Pound)45,491   (UK Pound)37,084
                                      -----------------    -----------------  -----------------  -----------------

     Costs and expenses
        Operating.....................           50,493               29,437             29,532             14,824
        Selling, general and
          administrative..............           37,179               24,382             13,192             13,023
        Depreciation and amortization.           29,090               37,700             17,894             18,513
                                      -----------------    -----------------  -----------------  -----------------
                                                116,762               91,519             60,618             46,360
                                      -----------------    -----------------  -----------------  -----------------

     Operating loss...................          (28,914)             (18,602)           (15,127)            (9,276)

     Other income (expense)
        Interest income...............                -                2,401                  -              1,019
        Interest expense and
          amortization of
          debt discount and expenses..          (60,815)             (53,373)           (30,643)           (27,316)
        Foreign exchange losses, net..          (55,448)             (47,830)            (7,854)           (37,574)
                                      -----------------    -----------------  -----------------  -----------------

     Net loss .......................(UK Pound)(145,177)  (UK Pound)(117,404) (UK Pound)(53,624) (UK Pound)(73,147)
                                      =================    =================  =================  =================

See accompanying notes.

                                                           3

                                               DIAMOND CABLE COMMUNICATIONS LIMITED
                                                            FORM 10-Q
                                                   QUARTER ENDED JUNE 30, 2001
                                   CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
                                   ------------------------------------------------------------
                                                           (Unaudited)
                                                       (in (UK Pound)000's)

                                                                         Additional                                  Total
                                                                          Paid-in-          Accumulated          Shareholder's
                                            Ordinary Shares                capital            Deficit             Deficiency
                                      ----------------------------    ----------------- -------------------- -------------------
                                        Shares          Par
                                        ------          ---
Balance at December 31, 2000.......... 59,138,851 (UK Pound)1,478    (UK Pound)139,097   (UK Pound)(591,517) (UK Pound)(450,942)
Contribution from NTL Communications
  Corp................................                                          22,273                                   22,273
Net loss..............................          -               -                    -             (145,177)           (145,177)
                                      -----------  --------------    -----------------   ------------------   -----------------
Balance at June 30, 2001.............. 59,138,851 (UK Pound)1,478    (UK Pound)161,370   (UK Pound)(736,694) (UK Pound)(573,846)
                                      ===========  ==============    =================   ==================   =================


See accompanying notes.

                                                                4

                                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                                   FORM 10-Q
                                          QUARTER ENDED JUNE 30, 2001
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -----------------------------------------------
                                                  (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                          2001                     2000
                                                                   ------------------      ------------------
                                                                             (in (UK Pound)000's)

Net cash provided by (used in) operating activities...............   (UK Pound)18,643       (UK Pound)(14,787)
                                                                   ------------------      ------------------

Investing activities
   Purchase of property and equipment.............................            (38,701)                (41,519)
   Proceeds from disposition of property and equipment............                  -                       7
                                                                   ------------------      ------------------

            Net cash used in investing activities.................            (38,701)                (41,512)
                                                                   ------------------      ------------------

Financing activities
   Principal payments.............................................                (47)                    (41)
   Capital lease payments.........................................               (683)                   (876)
   Contribution from NTL Communications Corp......................             22,273                       -
                                                                   ------------------      ------------------

            Net cash provided by (used in) financing activities...             21,543                    (917)
                                                                   ------------------      ------------------

Increase (decrease) in cash and cash equivalents..................              1,485                 (57,216)

Cash and cash equivalents at beginning of period..................              8,166                 124,348
                                                                   ------------------      ------------------

Cash and cash equivalents at end of period........................    (UK Pound)9,651        (UK Pound)67,132
                                                                   ==================      ==================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest.......................   (UK Pound)45,892        (UK Pound)22,160


See accompanying notes.

                                                       5

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     Diamond Cable Communications Limited (formerly Diamond Cable Communications
     Plc) (the "Company") is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the "UK"). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) ("Diamond Holdings"). The Company is an indirect, wholly-owned subsidiary of NTL Incor-porated ("NTL").

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the current presentation.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

2.   Restructuring Charges

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of June 30, 2001, (UK Pound)473,000 of the provision had been used for employee severance and related costs and approximately 145 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.4 million includes (UK Pound)5.4 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

4.   Comprehensive Loss

     The Company's comprehensive loss for the six months ended June 30, 2001 and 2000 was (UK Pound)145.2 million and (UK Pound)117.4 million, respectively. The Company's comprehensive loss for the three months ended June 30, 2001 and 2000 was (UK Pound)53.6 million and (UK Pound)73.1 million, respectively.

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                                  Estimated          June 30,               December 31,
                                                                 Useful Life           2001                     2000
                                                               ----------------- -----------------        ----------------
                                                                                    (Unaudited)

     Set-top boxes and materials...............................     3 Years      (UK Pound)155,612       (UK Pound)133,742
     Head-ends, switches and electronics.......................     15 Years               274,357                 246,533
     Civil work................................................     40 Years               295,560                 297,862
                                                                                 -----------------        ----------------
          Total Operating Equipment                                                        725,529                 678,137
                                                                                 -----------------        ----------------

     Land and Buildings........................................     50 Years                 5,872                   5,776
     Leasehold Buildings.......................................     25 Years                 2,440                   2,439
     Computer Equipment........................................   3 or 5 Years              12,339                  12,334
     Vehicles, furniture and other.............................  3 to 15 Years               5,535                   5,649
                                                                                 -----------------        ----------------
          Total Other Equipment                                                             26,186                  26,198
                                                                                 -----------------        ----------------

     Construction in progress..................................                              8,965                  18,305
                                                                                 -----------------        ----------------
                                                                                           760,680                 722,640
     Accumulated depreciation..................................                           (225,005)               (198,538)
                                                                                 -----------------        ----------------
                                                                                 (UK Pound)535,675       (UK Pound)524,102
                                                                                 =================       =================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                                                  June 30,            December 31,
                                                                                    2001                  2000
                                                                            -------------------   -------------------
                                                                                 (Unaudited)

     13 1/4% Senior Discount Notes.........................................   (UK Pound)202,530     (UK Pound)190,639
     11 3/4% Senior Discount Notes.........................................             377,178               355,034
     10 3/4% Senior Discount Notes.........................................             279,884               250,014
     10% Senior Sterling Notes.............................................             135,000               135,000
     9 1/8% Senior Notes...................................................              78,071                73,487
                                                                            -------------------   -------------------
                                                                            (UK Pound)1,072,663   (UK Pound)1,004,174
                                                                            ===================   ===================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing management, financial, legal and technical services to the Group. Beginning in the fourth quarter of 1999, this subsidiary began charging the Group for these services using an allocation formula based on customers. The Group was charged (UK Pound)36.9 million and (UK Pound)7.6 million for the six months ended June 30, 2001 and 2000 respectively, which is included in selling, general and administrative expenses and in the due to affiliates balance. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

8.   Stock Options

     In July 2001, (subject to appropriate documentation) the NTL Compensation Committee approved an offer to all NTL employees, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately 29.3 million shares of NTL common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately
     16.5 million shares of NTL common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

9.   Commitments and Contingent Liabilities

     The Group is involved in legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

10.  Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued (UK Pound)135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and (UK Pound)5.0 million annually. The following condensed consolidating financial information of the Company as of and for the six and three months ended June 30, 2001 and 2000 is being provided pursuant to Article 3-10(c) of Regulation S-X.

                                               DIAMOND CABLE COMMUNICATIONS LIMITED
                                                            FORM 10-Q
                                                   QUARTER ENDED JUNE 30, 2001
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                           (Unaudited)

Note 10 (continued)                                                             (in (UK Pound)000's)

                                                                          Six Months Ended June 30, 2001
                                          ---------------------------------------------------------------------------------------
Statements of Operations                        Diamond                 Diamond                                    Consolidated
------------------------                         Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Revenue.................................         (UK Pound)-        (UK Pound)87,848           (UK Pound)-      (UK Pound)87,848
                                          ---------------------------------------------------------------------------------------

Costs and expenses......................
Operating...............................                   -                  50,493                     -                50,493
Selling, general and administrative.....                   4                  37,175                     -                37,179
Depreciation and amortization...........                   -                  29,090                     -                29,090
                                          ---------------------------------------------------------------------------------------
                                                           4                 116,758                     -               116,762
                                          ---------------------------------------------------------------------------------------

Operating loss..........................                  (4)                (28,910)                    -              (28,914)

Other income (expense)
Interest income.........................              57,835                       -               (57,835)                    -
Interest expense and amortization of
      debt discount and expenses........             (50,217)                (68,433)               57,835               (60,815)
Foreign exchange losses, net............              (1,532)                (53,916)                    -               (55,448)
Equity in net loss of subsidiary........            (151,259)                      -               151,259                     -
                                          ---------------------------------------------------------------------------------------
Net loss................................  (UK Pound)(145,177)     (UK Pound)(151,259)    (UK Pound)151,259    (UK Pound)(145,177)
                                          =======================================================================================

                                                                         Six Months Ended June 30, 2000
                                          ---------------------------------------------------------------------------------------
Statements of Operations                        Diamond                 Diamond                                    Consolidated
------------------------                         Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Revenue.................................         (UK Pound)-        (UK Pound)72,917           (UK Pound)-      (UK Pound)72,917
                                          ---------------------------------------------------------------------------------------

Costs and expenses......................
Operating...............................                   -                  29,437                     -                29,437
Selling, general and administrative.....                  15                  24,367                     -                24,382
Depreciation and amortization...........                   -                  37,700                     -                37,700
                                          ---------------------------------------------------------------------------------------
                                                          15                  91,504                     -                91,519
                                          ---------------------------------------------------------------------------------------

Operating loss..........................                 (15)                (18,587)                    -               (18,602)

Other income (expense)
Interest income.........................              47,012                   1,373               (45,984)                2,401
Interest expense and amortization of
      debt discount and expenses........             (42,695)                (56,662)               45,984               (53,373)
Foreign exchange losses, net............              (1,969)                (45,861)                    -               (47,830)
Equity in net loss of subsidiary........            (119,737)                      -               119,737                     -
                                          ---------------------------------------------------------------------------------------
Net loss................................  (UK Pound)(117,404)     (UK Pound)(119,737)    (UK Pound)119,737    (UK Pound)(117,404)
                                          =======================================================================================

                                                                          Three Months Ended June 30, 2001
                                          ---------------------------------------------------------------------------------------
Statements of Operations                        Diamond                 Diamond                                    Consolidated
------------------------                         Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Revenue.................................         (UK Pound)-        (UK Pound)45,491           (UK Pound)-      (UK Pound)45,491
                                          ---------------------------------------------------------------------------------------

Costs and expenses......................
Operating...............................                   -                  29,532                     -                29,532
Selling, general and administrative.....                   3                  13,189                     -                13,192
Depreciation and amortization...........                   -                  17,894                     -                17,894
                                          ---------------------------------------------------------------------------------------
                                                           3                  60,615                     -                60,618
                                          ---------------------------------------------------------------------------------------

Operating loss..........................                  (3)                (15,124)                    -               (15,127)

Other income (expense)
Interest income.........................              28,334                       -               (28,334)                    -
Interest expense and amortization of
      debt discount and expenses........             (25,331)                (33,646)               28,334               (30,643)
Foreign exchange losses, net............                (618)                 (7,236)                    -                (7,854)
Equity in net loss of subsidiary........             (56,006)                      -                56,006                     -
                                          ---------------------------------------------------------------------------------------
Net loss................................   (UK Pound)(53,624)      (UK Pound)(56,006)     (UK Pound)56,006     (UK Pound)(53,624)
                                          =======================================================================================

                                                                          Three Months Ended June 30, 2000
                                          ---------------------------------------------------------------------------------------
Statements of Operations                        Diamond                 Diamond                                    Consolidated
------------------------                         Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Revenue.................................         (UK Pound)-        (UK Pound)37,084           (UK Pound)-      (UK Pound)37,084
                                          ---------------------------------------------------------------------------------------

Costs and expenses......................
Operating...............................                   -                  14,824                     -                14,824
Selling, general and administrative.....                   7                  13,016                     -                13,023
Depreciation and amortization...........                   -                  18,513                     -                18,513
                                          ---------------------------------------------------------------------------------------
                                                           7                  46,353                     -                46,360
                                          ---------------------------------------------------------------------------------------

Operating loss..........................                  (7)                 (9,269)                    -                (9,276)

Other income (expense)
Interest income.........................              22,570                       -               (21,551)                1,019
Interest expense and amortization of
      debt discount and expenses........             (20,740)                (28,127)               21,551               (27,316)
Foreign exchange losses, net............                (207)                (37,367)                    -               (37,574)
Equity in net loss of subsidiary........             (74,763)                      -                74,763                     -
                                          ---------------------------------------------------------------------------------------
Net loss................................   (UK Pound)(73,147)      (UK Pound)(74,763)     (UK Pound)74,763     (UK Pound)(73,147)
                                          =======================================================================================

                                               DIAMOND CABLE COMMUNICATIONS LIMITED
                                                             FORM 10-Q
                                                    QUARTER ENDED JUNE 30, 2001
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                                            (Unaudited)

Note 10 (continued)                                                          (in (UK Pound)000's)

                                                                                 June 30, 2001
                                          ---------------------------------------------------------------------------------------
Balance Sheets                                   Diamond                 Diamond                                    Consolidated
--------------                                    Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Current assets..........................        (UK Pound)11        (UK Pound)32,546           (UK Pound)-      (UK Pound)32,557
Investments in and advances to
 subsidiaries...........................             299,513                       -              (299,513)                    -
Fixed and noncurrent assets.............               9,314                 609,628                     -               618,942
                                          ---------------------------------------------------------------------------------------
Total Assets............................   (UK Pound)308,838       (UK Pound)642,174    (UK Pound)(299,513)    (UK Pound)651,499
                                          =======================================================================================

Current liabilities.....................    (UK Pound)23,093       (UK Pound)127,409           (UK Pound)-     (UK Pound)150,502
Noncurrent liabilities..................             859,591                 215,252                     -             1,074,843
Due to affiliates.......................                   -                 991,425              (991,425)                    -
Shareholder's deficiency................            (573,846)               (691,912)              691,912              (573,846)
                                          ---------------------------------------------------------------------------------------
Total liabilities and shareholder's
 deficiency.............................   (UK Pound)308,838       (UK Pound)642,174    (UK Pound)(299,513)    (UK Pound)651,499
                                          =======================================================================================


                                                                               December 31, 2000
                                          ---------------------------------------------------------------------------------------
Balance Sheets                                   Diamond                 Diamond                                    Consolidated
--------------                                    Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Current assets..........................       (UK Pound)662        (UK Pound)30,383      (UK Pound)(2,439)     (UK Pound)28,606
Investments in and advances to
 subsidiaries...........................             367,463                       -              (367,463)                    -
Fixed and noncurrent assets.............              10,335                 600,840                     -               611,175
                                          ---------------------------------------------------------------------------------------
Total Assets............................   (UK Pound)378,460       (UK Pound)631,223    (UK Pound)(369,902)    (UK Pound)639,781
                                          =======================================================================================

Current liabilities.....................    (UK Pound)33,714        (UK Pound)52,858      (UK Pound)(2,439)     (UK Pound)84,133
Noncurrent liabilities..................             795,688                 210,902                     -             1,006,590
Due to affiliates.......................                   -                 908,116              (908,116)                    -
Shareholder's deficiency................            (450,942)               (540,653)              540,653              (450,942)
                                          ---------------------------------------------------------------------------------------
Total liabilities and shareholder's
 deficiency.............................   (UK Pound)378,460       (UK Pound)631,223    (UK Pound)(369,902)    (UK Pound)639,781
                                          =======================================================================================

                                                                         Six Months Ended June 30, 2001
                                          ---------------------------------------------------------------------------------------
Statements of Cash Flows                         Diamond                 Diamond                                    Consolidated
------------------------                          Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities...................   (UK Pound)(46,338)       (UK Pound)41,228      (UK Pound)23,753      (UK Pound)18,643

Net cash provided by (used in)
 investing activities...................              23,753                 (38,701)              (23,753)              (38,701)

Net cash provided by (used in)
 financing activities...................              22,273                    (730)                    -                21,543
                                          ---------------------------------------------------------------------------------------

(Decrease) increase in cash.............                (312)                  1,797                     -                 1,485

Cash and cash equivalents at beginning
 of period..............................                 312                   7,854                     -                 8,166
                                          ---------------------------------------------------------------------------------------

Cash and cash equivalents at end
 of period..............................         (UK Pound)-         (UK Pound)9,651           (UK Pound)-       (UK Pound)9,651
                                          =======================================================================================


                                                                         Six Months Ended June 30, 2000
                                          ---------------------------------------------------------------------------------------
Statements of Cash Flows                         Diamond                 Diamond                                    Consolidated
------------------------                          Cable                  Holdings              Adjustments         Diamond Cable
                                          ---------------------------------------------------------------------------------------
Net cash (used in) provided by
 operating activities...................   (UK Pound)(40,653)      (UK Pound)108,878     (UK Pound)(83,012)    (UK Pound)(14,787)

Net cash provided by (used in)
 investing activities...................             (83,012)                (41,512)               83,012               (41,512)

Net cash provided by (used in)
 financing activities...................                   -                    (917)                    -                  (917)
                                          ---------------------------------------------------------------------------------------

(Decrease) increase in cash.............            (123,665)                 66,449                     -               (57,216)

Cash and cash equivalents at beginning
 of period..............................             121,839                   2,509                     -               124,348
                                          ---------------------------------------------------------------------------------------

Cash and cash equivalents at end
 of period..............................    (UK Pound)(1,826)       (UK Pound)68,958           (UK Pound)-      (UK Pound)67,132
                                          =======================================================================================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001

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

The further development and construction of the Group's broadband communications network will require additional capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from July 1, 2001 through June 30, 2002 will be approximately (UK Pound)125.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to meet its cash requirements through debt or equity from NTL or other NTL subsidiaries.

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

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash provided by (used in) operating activities amounted to (UK Pound)18.6 million and (UK Pound)(14.8) million for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, net cash provided by operating activities is primarily due to a (UK Pound)72.4 million increase in due to affiliates. The remainder of the change is due to the cash paid during the period for interest and changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)38.7 million and (UK
Pound)41.5   million  for  the  six  months   ended  June  30,  2001  and  2000,
respectively, primarily for continuing fixed asset purchases.

Net cash provided by (used in) financing activities amounted to (UK Pound)21.5 million and (UK Pound)(917,000) for the six months ended June 30, 2001 and 2000, respectively. During the six months ended June 30, 2001, net cash provided by financing activities included a capital contribution of (UK Pound)22.3 million from NTL Communications Corp. During the six months ended June 30, 2001 and 2000, net cash used in financing activities amounted to (UK Pound)730,000 and (UK Pound)917,000, respectively, for mortgage principal payments and capital lease payments.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


Results of Operations for the Six and Three Months Ended June 30, 2001 and 2000
-------------------------------------------------------------------------------

Revenue for the six and three months ended June 30, 2001 and 2000 was (UK Pound)87.8 million, (UK Pound)45.5 million, (UK Pound)72.9 million and (UK
Pound)37.1 million, respectively, representing increases of 20.5% and 22.7%. This growth was primarily attributable to increases in the number of telephone lines and cable television customers, together with the provision of new services. During 2001, the Company intends to drive the majority of revenue growth from increases in average revenue per customer rather than through the addition of new customers. This allows the Company to achieve its revenue targets, have a lower capital requirement due to fewer installations, and improve EBITDA as the Company reduces front-loaded costs such as customer acquisition costs and initial maintenance costs.

For the six and three months ended June 30, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

Operating costs, including network expenses, for the six and three months ended June 30, 2001 and 2000 were (UK Pound)50.5 million, (UK Pound)29.5 million, (UK Pound)29.4 million and (UK Pound)14.8 million, respectively, representing increases of 71.5% and 99.2%. This increase is predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers.

Selling, general and administrative expenses for the six and three months ended June 30, 2001 and 2000 were (UK Pound)37.2 million, (UK Pound)13.2 million, (UK Pound)24.4 million and (UK Pound)13.0 million, respectively, representing increases of 52.5% and 1.3%. Selling, general and administrative expenses as a percentage of revenue were 42.3% and 33.4% in the six months ended June 30, 2001 and 2000, respectively, and 29.0% and 35.1% in the three months ended June 30, 2001 and 2000, respectively. The percentage decrease in the second quarter reflects cost savings efforts including the restructuring in November 2000. Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging the Group for management, financial, legal and technical services it provides to the Group. These charges were (UK Pound)36.9 million, (UK Pound)17.0 million, (UK Pound)7.6 million and (UK Pound)4.4 million in the six and three months ended June 30, 2001 and 2000, respectively.

Depreciation and amortization expense for the six and three months ended June 30, 2001 and 2000 was (UK Pound)29.1 million, (UK Pound)17.9 million, (UK Pound)37.7 million and (UK Pound)18.5 million, respectively, representing decreases of (UK Pound)8.6 million and (UK Pound)0.6 million.

Interest expense and amortization of debt discount and expenses for the six and three months ended June 30, 2001 and 2000 was (UK Pound)60.8 million, (UK Pound)30.6 million, (UK Pound)53.4 million and (UK Pound)27.3 million, respectively, representing increases of (UK Pound)7.4 million and (UK Pound)3.3 million. For the six and three months ended June 30, 2001, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)14.2 million and (UK Pound)7.2 million, interest on the 1994, 1995 and 1998 Notes of (UK Pound)45.2 million and (UK Pound)22.7 million and amortization of debt financing costs of (UK Pound)1.4 million and (UK Pound)700,000. For the six and three months ended June 30, 2000, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)29.6 million and (UK Pound)15.3 million, interest on the 1994 and 1998 Notes of (UK Pound)22.1 million and (UK Pound)11.2 million, amortization of debt financing costs of (UK Pound)1.3 million and (UK Pound)700,000 and other interest expense of (UK Pound)400,000 and (UK Pound)100,000.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the six and three months ended June 30, 2001 and 2000, the Group recorded net foreign exchange losses of (UK Pound)55.4 million, (UK Pound)7.9 million, (UK Pound)47.8 million and (UK Pound)37.6 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations under these debt instruments as they become due.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of June 30, 2001, (UK Pound)473,000 of the provision had been used for employee severance and related costs and approximately 145 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.4 million includes (UK Pound)5.4 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


In July 2001, (subject to appropriate documentation) the NTL Compensation Committee approved an offer to all NTL employees, except George Blumenthal, the Chairman of the Board, Barclay Knapp, the Chief Executive Officer and the Board of Directors. NTL will offer to re-price some or all options with an exercise price above $20.01 per share to $13.25 per share. For those options for which this offer is accepted, a moratorium will be in effect until January 1, 2003 on further vesting and on all sales of shares that are obtained after re-pricing from the exercise of re-priced options. The expiration date for re-priced options will remain the same but in no event will be earlier than January 30, 2006. In July 2001, there were options to purchase an aggregate of approximately
29.3 million shares of NTL common stock with an average exercise price of $40.11 per share that would be subject to the re-pricing offer. In accordance with APB No. 25 and related interpretations, NTL will account for options that are subject to this offer as a variable plan. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock at an exercise price of $44.50 per share are already accounted for as a variable plan. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what the effect of these tests will be on its results of operations and financial position.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions, technological developments, the Group's ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment, interest rate and currency exchange rate fluctuations and availability, terms and deployment of capital. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


PART II.      OTHER INFORMATION
--------      -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

     (a)      Exhibits:

              None.

     (b)      Reports on Form 8-K:

              During the quarter ended June 30, 2001, the Company filed a current report on Form 8-K dated May 24, 2001 (filed May 24, 2001) reporting under Item 5, Other Events, that NTL Incorporated, the public parent company of Diamond Cable Communications Limited, announced it signed a Strategic Outsourcing Deal with IBM which covers the provision of Information Technology (IT) services for NTL across the UK and Ireland.

                    No financial statements were filed with this report.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2001


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIAMOND CABLE COMMUNICATIONS LIMITED
                                       -----------------------------------------



Date: August 9, 2001                   By:  /s/ Stephen A. Carter
                                            ---------------------------------
                                            Stephen A. Carter
                                            Director and Chief Operating Officer


Date: August 9, 2001                   By:  /s/ Robert MacKenzie
                                            ---------------------------------
                                            Robert MacKenzie
                                            Director and Secretary