Form 10-Q
period 2001-09-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2001-11-14
CIK 929649

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                               SEPTEMBER 30, 2001
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

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
--------------------------------------------------------------------------------
 (Address of Registrant's                       (Name, address and telephone
principal executive offices)                     number of agent for service)
                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X                                          No
            ---                                            ---
                           __________________________

As of September 30, 2001, there were 59,138,851 shares of the Registrant's Ordinary Shares of .025 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant's shares. The Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
                                                                           Page
                                                                          Number
                                                                          ------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

          Item 1. Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2001 (Unaudited) and December 31, 2000.........2

                  Condensed Consolidated Statements of Operations
                  for the Nine and Three Months Ended September 30, 2001
                  and 2000 (Unaudited).........................................3

                  Condensed Consolidated Statement of Shareholder's
                  Deficiency for the Nine Months Ended September 30, 2001
                  (Unaudited)..................................................4

                  Condensed Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 2001 and 2000 (Unaudited)....5

                  Notes to the Condensed Consolidated Financial
                  Statements (Unaudited)..................................6 - 10

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........11 - 13

PART II.  OTHER INFORMATION
--------  -----------------

          Item 6. Exhibits and Reports on Form 8-K............................14

          SIGNATURES..........................................................15

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

PART I    FINANCIAL INFORMATION
------    ---------------------

ITEM 1.   FINANCIAL STATEMENTS
-------   --------------------

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                           -------------------------------------

                                                                                     September 30,        December 31,
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
                                                                                       (Unaudited)         (See Note)
                                                                                             (in (UK Pound)000's)
Assets

Current assets
    Cash and cash equivalents.....................................................   (UK Pound)6,229      (UK Pound)8,166
    Trade receivables - less allowance for doubtful accounts
       of (UK Pound)8,554 (2001) and (UK Pound)6,518 (2000).......................            16,254               16,968
    Due from affiliates...........................................................            23,112                   77
    Other.........................................................................             6,479                3,395
                                                                                   -----------------  -------------------
       Total current assets.......................................................            52,074               28,606

Property and equipment - net .....................................................           531,625              524,102
Deferred financing costs - net of accumulated amortization of
    (UK Pound)11,974 (2001) and (UK Pound)9,919 (2000)............................            13,178               15,233
Goodwill - net of accumulated amortization of (UK Pound)29,100 (2001) and
    (UK Pound)25,463 (2000).......................................................            67,860               71,497
Franchise costs - net of accumulated amortization of (UK Pound)293 (2001) and
    (UK Pound)273 (2000)..........................................................               323                  343
                                                                                   -----------------  -------------------
Total assets...................................................................... (UK Pound)665,060    (UK Pound)639,781
                                                                                   =================  ===================

Liabilities and shareholder's deficiency

Current liabilities
    Accounts payable..............................................................     (UK Pound)610        (UK Pound)601
    Accounts payable deposit......................................................             6,961               20,280
    Due to affiliates.............................................................                 -                9,260
    Interest payable..............................................................            15,774               16,472
    Current portion of long-term debt.............................................               868                1,637
    Other.........................................................................            42,747               35,883
                                                                                   -----------------  -------------------
       Total current liabilities..................................................            66,960               84,133

Long-term debt
    Notes payable.................................................................         1,040,582            1,004,174
    Capital lease obligations.....................................................                76                  295
    Mortgage loan.................................................................             2,012                2,121
                                                                                   -----------------  -------------------
       Total long-term debt.......................................................         1,042,670            1,006,590

Commitments and contingent liabilities

Shareholder's deficiency:
    Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding....             1,478                1,478
    Additional paid-in-capital....................................................           296,709              139,097
    Accumulated deficit...........................................................          (742,757)            (591,517)
                                                                                   -----------------  -------------------
       Total shareholder's deficiency.............................................          (444,570)            (450,942)
                                                                                   -----------------  -------------------
Total liabilities and shareholder's deficiency.................................... (UK Pound)665,060    (UK Pound)639,781
                                                                                   =================  ===================

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See accompanying notes.

                                                            2

                                          DIAMOND CABLE COMMUNICATIONS LIMITED
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2001
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     -----------------------------------------------
                                                       (Unaudited)

                                                    Nine Months Ended                     Three Months Ended
                                                       September 30,                          September 30,
                                                 2001                 2000               2001               2000
                                          ------------------   ------------------  ----------------   -----------------
                                                                        (in (UK Pound)000's)

Revenue................................... (UK Pound)132,482    (UK Pound)110,484  (UK Pound)44,634    (UK Pound)37,567
                                          ------------------   ------------------  ----------------   -----------------

Costs and expenses
   Operating..............................            73,768               53,048            23,275              23,611
   Selling, general and administrative....            60,320               37,038            23,141              12,656
   Depreciation and amortization..........            43,104               56,308            14,014              18,608
                                          ------------------   ------------------  ----------------   -----------------
                                                     177,192              146,394            60,430              54,875
                                          ------------------   ------------------  ----------------   -----------------

Operating loss............................           (44,710)             (35,910)          (15,796)            (17,308)

Other income (expense)
   Interest income........................                 -                3,411                 -               1,010
   Interest expense and amortization of
     debt discount and expenses...........           (91,012)             (82,030)          (30,197)            (28,657)
   Foreign exchange (losses) gains, net...           (15,518)             (68,360)           39,930             (20,530)
                                          ------------------   ------------------  ----------------   -----------------

Net loss .................................(UK Pound)(151,240)  (UK Pound)(182,889) (UK Pound)(6,063)  (UK Pound)(65,485)
                                          ==================   ==================  ================   =================

See accompanying notes.

                                                           3

                                          DIAMOND CABLE COMMUNICATIONS LIMITED
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2001
                              CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER'S DEFICIENCY
                              ------------------------------------------------------------
                                                       (Unaudited)
                                                  (in (UK Pound)000's)


                                                              Additional                                   Total
                                                               Paid-in-           Accumulated          Shareholder's
                                    Ordinary Shares             capital              Deficit             Deficiency
                               ---------------------------  -----------------  ------------------   -------------------
                                 Shares          Par
                                 ------          ---
Balance at December 31, 2000...59,138,851  (UK Pound)1,478  (UK Pound)139,097  (UK Pound)(591,517)  (UK Pound)(450,942)
Contribution from NTL
  Communications Corp. ........                                       157,612                                  157,612
Net loss.......................         -                -                  -            (151,240)            (151,240)
                               ----------  ---------------  -----------------  ------------------   ------------------
Balance at September 30, 2001..59,138,851  (UK Pound)1,478  (UK Pound)296,709  (UK Pound)(742,757)  (UK Pound)(444,570)
                               ==========  ===============  =================  ==================   ==================


See accompanying notes.

                                                           4

                                          DIAMOND CABLE COMMUNICATIONS LIMITED
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2001
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -----------------------------------------------
                                                       (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       2001                2000
                                                                               ------------------    ----------------
                                                                                        (in (UK Pound)000's)

Net cash (used in) operating activities........................................(UK Pound)(107,310)  (UK Pound)(14,300)
                                                                               ------------------    ----------------

Investing activities
   Purchase of property and equipment..........................................           (51,142)            (58,280)
   Proceeds from disposition of property and equipment.........................                 -                   7
                                                                               ------------------    ----------------

            Net cash used in investing activities..............................           (51,142)            (58,273)
                                                                               ------------------    ----------------

Financing activities
   Principal payments..........................................................               (74)                (62)
   Capital lease payments......................................................            (1,023)             (1,899)
   ontributions from NTL Communications Corp. .................................           157,612                   -
                                                                               ------------------    ----------------

            Net cash provided by (used in) financing activities................           156,515              (1,961)
                                                                               ------------------    ----------------

(Decrease) in cash and cash equivalents........................................            (1,937)            (74,534)

Cash and cash equivalents at beginning of period...............................             8,166             124,348
                                                                               ------------------    ----------------

Cash and cash equivalents at end of period.....................................   (UK Pound)6,229    (UK Pound)49,814
                                                                               ==================    ================

Supplemental disclosure of cash flow information
   Cash paid during the period for interest....................................  (UK Pound)69,069    (UK Pound)45,195



See accompanying notes.

                                                           5

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the "Group") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Certain prior period amounts have been reclassified to conform to the current presentation.

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

2.   Restructuring Charges

     The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of September 30, 2001, (UK Pound)579,000 of the provision had been used for employee severance and related costs and approximately 155 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.4 million includes (UK Pound)5.4 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

4.   Comprehensive Loss

     The Company's comprehensive loss for the nine months ended September 30, 2001 and 2000 was (UK Pound)151.2 million and (UK Pound)182.9 million, respectively. The Company's comprehensive loss for the three months ended September 30, 2001 and 2000 was (UK Pound)6.1 million and (UK Pound)65.5 million, respectively.

5.   Property and Equipment

     Property and equipment consists of (in (UK Pound)000's):

                                                      Estimated          September 30,       December 31,
                                                     Useful Life              2001               2000
                                                   --------------     -----------------   ------------------
                                                                        (Unaudited)

     Set-top boxes and materials..................      3 Years       (UK Pound)161,483    (UK Pound)133,742
     Head-ends, switches and electronics..........     15 Years                 275,705              246,533
     Civil work...................................     40 Years                 292,659              297,862
                                                                      -----------------    -----------------
          Total Operating Equipment                                             729,847              678,137
                                                                      -----------------    -----------------

     Land and Buildings...........................     50 Years                   5,872                5,776
     Leasehold Buildings..........................     25 Years                   2,440                2,439
     Computer Equipment...........................   3 or 5 Years                12,354               12,334
     Vehicles, furniture and other................   3 to 15 Years                3,749                5,649
                                                                      -----------------    -----------------
          Total Other Equipment                                                  24,415               26,198
                                                                      -----------------    -----------------

     Construction in progress.....................                               16,486               18,305
                                                                      -----------------    -----------------
                                                                                770,748              722,640
     Accumulated depreciation.....................                             (239,123)            (198,538)
                                                                      -----------------    -----------------
                                                                      (UK Pound)531,625    (UK Pound)524,102
                                                                      =================    =================

6.   Notes Payable

     Notes payable consist of (in (UK Pound)000's):

                                                                     September 30,            December 31,
                                                                         2001                    2000
                                                                 --------------------    --------------------
                                                                      (Unaudited)

     13 1/4% Senior Discount Notes...............................   (UK Pound)194,065       (UK Pound)190,639
     11 3/4% Senior Discount Notes...............................             361,414                 355,034
     10 3/4% Senior Discount Notes...............................             275,295                 250,014
     10% Senior Sterling Notes...................................             135,000                 135,000
     9 1/8% Senior Notes.........................................              74,808                  73,487
                                                                 --------------------    --------------------
                                                                  (UK Pound)1,040,582     (UK Pound)1,004,174
                                                                 ====================    ====================

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

7.   Related Party Transactions

     Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing services to and assets for use by the Company. This subsidiary has been charging the Company for these services and assets since the fourth quarter of 1999. The scope of the services and assets provided has increased as the Company has become further integrated with NTL and consequently these charges have increasingly comprised a larger portion of Company's costs. These charges are made by the subsidiary primarily in respect of:

     a) the provision of corporate services, including finance, legal, HR and facility services,
     b) the provision by the subsidiary of IT services and the Company's use of the related IT equipment, and
     c) the use of the national backbone telephony network of the subsidiary for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity for the Company's subscription free Internet service.

     The charges are made on the basis of allocation formulae appropriate to each category of charge. For the nine months ended September 30, 2001 and 2000 the Company was charged (UK Pound)53.9 million and (UK Pound)19.1 million, respectively. For the 2001 amount, (UK Pound)13.9 million was included in operating costs and (UK Pound)40.0 million was included in selling, general and administrative expense. For the 2000 amount, (UK Pound)1.5 million was included in operating costs and (UK Pound)17.6 million was included in selling, general and administrative expense. It is not practicable to determine the amounts of these expenses that would have been incurred had the Company operated as an unaffiliated entity. In the opinion of the management of the Company, these payments are fair and reasonable to the Company.

     In the third quarter of 2001, the Company used cash contributed by its parent, which increased additional paid-in capital, to repay all of the due to affiliates balance.

8.   Stock Options

     In September 2000, the NTL Board of Directors approved modifications to certain stock options granted to NTL employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL is accounting for these options as a variable plan beginning in September 2000. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

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

10.  Summarized Financial Information about Diamond Holdings Limited

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued (UK Pound)135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the "1998 Notes"). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and (UK Pound)5.0 million annually. The following condensed consolidating financial information of the Company as of and for the nine and three months ended September 30, 2001 and 2000 is being provided pursuant to Article 3-10(c) of Regulation S-X.

                                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                                    FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2001
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                                   (Unaudited)

Note 10 (continued)                                                                        (in (UK Pound)000's)

                                                       Nine Months Ended September 30, 2001
                           ------------------------------------------------------------------------------------
Statements of Operations        Diamond                 Diamond                                Consolidated
------------------------         Cable                  Holdings             Adjustments       Diamond Cable
                           ------------------------------------------------------------------------------------

Revenue....................        (UK Pound)-     (UK Pound)132,482          (UK Pound)-     (UK Pound)132,482
                           ------------------------------------------------------------------------------------

Costs and expenses
Operating..................                  -                73,768                    -                73,768
Selling, general and
  administrative...........                  7                60,313                    -                60,320
Depreciation and
  amortization.............                  -                43,104                    -                43,104
                           ------------------------------------------------------------------------------------
                                             7               177,185                    -               177,192
                           ------------------------------------------------------------------------------------

Operating loss.............                 (7)              (44,703)                   -               (44,710)

Other income (expense)
Interest income............             85,870                     -              (85,870)                    -
Interest expense and
  amortization of
  debt discount and
  expenses.................            (75,135)             (101,747)              85,870               (91,012)
Foreign exchange losses,
  net......................                478               (15,996)                   -               (15,518)
Equity in net loss of
  subsidiary...............           (162,446)                    -              162,446                     -
                           ------------------------------------------------------------------------------------
Net loss................... (UK Pound)(151,240)   (UK Pound)(162,446)   (UK Pound)162,446    (UK Pound)(151,240)
                           ====================================================================================

                                                        Nine Months Ended September 30, 2000
                           ------------------------------------------------------------------------------------
Statements of Operations         Diamond              Diamond                                   Consolidated
------------------------          Cable               Holdings               Adjustments        Diamond Cable
                           ------------------------------------------------------------------------------------

Revenue....................        (UK Pound)-     (UK Pound)110,484          (UK Pound)-     (UK Pound)110,484
                           ------------------------------------------------------------------------------------

Costs and expenses
Operating..................                  -                53,048                    -                53,048
Selling, general and
  administrative...........                 28                37,010                    -                37,038
Depreciation and
  amortization.............                  -                56,308                    -                56,308
                           ------------------------------------------------------------------------------------
                                            28               146,366                    -               146,394
                           ------------------------------------------------------------------------------------

Operating loss.............                (28)              (35,882)                   -               (35,910)

Other income (expense)
Interest income............             72,052                 2,383              (71,024)                3,411
Interest expense and
  amortization of
  debt discount and
  expenses.................            (65,884)              (87,170)              71,024               (82,030)
Foreign exchange losses,
  net......................             (3,418)              (64,942)                   -               (68,360)
Equity in net loss of
  subsidiary...............           (185,611)                    -              185,611                     -
                           ------------------------------------------------------------------------------------
Net loss................... (UK Pound)(182,889)   (UK Pound)(185,611)   (UK Pound)185,611    (UK Pound)(182,889)
                           ====================================================================================


                                                      Three Months Ended September 30, 2001
                           ------------------------------------------------------------------------------------
Statements of Operations         Diamond                Diamond                                 Consolidated
------------------------          Cable                 Holdings            Adjustments         Diamond Cable
                           ------------------------------------------------------------------------------------
Revenue....................        (UK Pound)-      (UK Pound)44,634          (UK Pound)-      (UK Pound)44,634
                           ------------------------------------------------------------------------------------

Costs and expenses
Operating..................                  -                23,275                    -                23,275
Selling, general and
  administrative...........                  3                23,138                    -                23,141
Depreciation and
  amortization.............                  -                14,014                    -                14,014
                           ------------------------------------------------------------------------------------
                                             3                60,427                    -                60,430
                           ------------------------------------------------------------------------------------

Operating loss.............                 (3)              (15,793)                   -               (15,796)

Other income (expense)
Interest income............             28,035                     -              (28,035)                    -
Interest expense and
  amortization of
  debt discount and
  expenses.................            (24,918)              (33,314)              28,035               (30,197)
Foreign exchange losses,
  net......................              2,010                37,920                    -                39,930
Equity in net loss of
  subsidiary...............            (11,187)                    -               11,187                     -
                           ------------------------------------------------------------------------------------
Net loss...................   (UK Pound)(6,063)    (UK Pound)(11,187)    (UK Pound)11,187      (UK Pound)(6,063)
                           ====================================================================================

                                                      Three Months Ended September 30, 2000
                           ------------------------------------------------------------------------------------
Statements of Operations           Diamond               Diamond                                 Consolidated
------------------------            Cable                Holdings          Adjustments           Diamond Cable
                           ------------------------------------------------------------------------------------
Revenue....................        (UK Pound)-      (UK Pound)37,567          (UK Pound)-      (UK Pound)37,567
                           ------------------------------------------------------------------------------------

Costs and expenses
Operating..................                  -                23,611                    -                23,611
Selling, general and
  administrative...........                 13                12,643                    -                12,656
Depreciation and
  amortization.............                  -                18,608                    -                18,608
                           ------------------------------------------------------------------------------------
                                            13                54,862                    -                54,875
                           ------------------------------------------------------------------------------------

Operating loss.............                (13)              (17,295)                   -               (17,308)

Other income (expense)
Interest income............             25,040                 1,010              (25,040)                1,010
Interest expense and
  amortization of
  debt discount and
  expenses.................            (23,188)              (30,509)              25,040               (28,657)
Foreign exchange losses,
  net......................             (1,450)              (19,080)                   -               (20,530)
Equity in net loss of
  subsidiary...............            (65,874)                    -               65,874                     -
                           ------------------------------------------------------------------------------------
Net loss...................  (UK Pound)(65,485)    (UK Pound)(65,874)    (UK Pound)65,874     (UK Pound)(65,485)
                           ====================================================================================

                                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                                    FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2001
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                                   (Unaudited)

Note 10 (continued)                                                                             (in (UK Pound)000's)

                                                                 September 30, 2001
                                ----------------------------------------------------------------------------------
Balance Sheets                       Diamond              Diamond                                  Consolidated
--------------                        Cable               Holdings           Adjustments           Diamond Cable
                                ----------------------------------------------------------------------------------

Current assets..................(UK  Pound)(19,894)   (UK Pound)74,230      (UK Pound)(2,262)     (UK Pound)52,074
Investments in and advances to
  subsidiaries..................           419,513                   -              (419,513)                    -
Fixed and noncurrent assets.....             8,798             604,188                     -               612,986
                                ----------------------------------------------------------------------------------
Total Assets.................... (UK Pound)408,417   (UK Pound)678,418    (UK Pound)(421,775)    (UK Pound)665,060
                                ==================================================================================

Current liabilities.............  (UK Pound)22,125    (UK Pound)47,097      (UK Pound)(2,262)     (UK Pound)66,960
Noncurrent liabilities..........           830,862             211,808                     -             1,042,670
Due to affiliates...............                 -           1,122,612            (1,122,612)                    -
Shareholder's deficiency........          (444,570)           (703,099)              703,099              (444,570)
                                ----------------------------------------------------------------------------------
Total liabilities and
  shareholder's deficiency...... (UK Pound)408,417   (UK Pound)678,418    (UK Pound)(421,775)    (UK Pound)665,060
                                ==================================================================================

                                                                 December 31, 2000
                                ----------------------------------------------------------------------------------
Balance Sheets                         Diamond            Diamond                                   Consolidated
--------------                          Cable             Holdings            Adjustments          Diamond Cable
                                ----------------------------------------------------------------------------------
Current assets..................     (UK Pound)662    (UK Pound)30,383      (UK Pound)(2,439)     (UK Pound)28,606
Investments in and advances to
  subsidiaries..................           367,463                   -              (367,463)                    -
Fixed and noncurrent assets.....            10,335             600,840                     -               611,175
                                ----------------------------------------------------------------------------------
Total Assets.................... (UK Pound)378,460   (UK Pound)631,223    (UK Pound)(369,902)    (UK Pound)639,781
                                ==================================================================================

Current liabilities.............  (UK Pound)33,714    (UK Pound)52,858      (UK Pound)(2,439)     (UK Pound)84,133
Noncurrent liabilities..........           795,688             210,902                     -             1,006,590
Due to affiliates...............                 -             908,116              (908,116)                    -
Shareholder's deficiency........          (450,942)           (540,653)              540,653              (450,942)
                                ----------------------------------------------------------------------------------
Total liabilities and
  shareholder's deficiency...... (UK Pound)378,460   (UK Pound)631,223    (UK Pound)(369,902)    (UK Pound)639,781
                                ==================================================================================


                                                      Nine Months Ended September 30, 2001
                                ----------------------------------------------------------------------------------
Statements of Cash Flows             Diamond              Diamond                                 Consolidated
------------------------              Cable               Holdings               Adjustments      Diamond Cable
                                ----------------------------------------------------------------------------------
Net cash (used in) provided by
  operating activities..........(UK Pound)(160,582)   (UK Pound)53,272           (UK Pound)-    (UK Pound)(107,310)
                                ----------------------------------------------------------------------------------
Investing activities
   Purchase of property and
     equipment..................                 -             (51,142)                    -               (51,142)
   Proceeds from disposition of
     property and equipment.....                 -                   -                     -                     -
                                ----------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities..........                 -             (51,142)                    -               (51,142)
                                ----------------------------------------------------------------------------------
Financing activities
   Principal payments...........                 -                 (74)                    -                   (74)
   Capital lease payments.......                 -              (1,023)                    -                (1,023)
   Contributions from NTL
     Communications Corp. ......           157,612                   -                     -               157,612
                                ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities..........           157,612              (1,097)                    -               156,515
                                ----------------------------------------------------------------------------------
(Decrease) increase in cash.....            (2,970)              1,033                     -                (1,937)
Cash and cash equivalents at
  beginning of period...........               312               7,854                     -                 8,166
                                ----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period..............  (UK Pound)(2,658)    (UK Pound)8,887           (UK Pound)-       (UK Pound)6,229
                                ==================================================================================
Supplemental disclosure of
  cash flow information
    Cash paid during the
      period for interest.......  (UK Pound)48,441    (UK Pound)20,628           (UK Pound)-      (UK Pound)69,069


                                                     Nine Months Ended September 30, 2000
                                ----------------------------------------------------------------------------------
Statements of Cash Flows              Diamond            Diamond                                     Consolidated
------------------------               Cable             Holdings                Adjustments         Diamond Cable
                                ----------------------------------------------------------------------------------
Net cash (used in) provided by
  operating activities..........(UK Pound)(121,838)  (UK Pound)107,538           (UK Pound)-     (UK Pound)(14,300)
                                ----------------------------------------------------------------------------------
Investing activities
   Purchase of property and
     equipment..................                 -             (58,280)                    -               (58,280)
   Proceeds from disposition of
     property and equipment.....                 -                   7                     -                     7
                                ----------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities..........                 -             (58,273)                    -               (58,273)
                                ----------------------------------------------------------------------------------
Financing activities
   Principal payments...........                 -                 (62)                    -                   (62)
   Capital lease payments.......                 -              (1,899)                    -                (1,899)
   Contributions from NTL
     Communications Corp. ......                 -                   -                     -                     -
                                ----------------------------------------------------------------------------------
Net cash provided by (used in)
  financing activities..........                 -              (1,961)                    -                (1,961)
                                ----------------------------------------------------------------------------------
(Decrease) increase in cash.....          (121,838)             47,304                     -               (74,534)
Cash and cash equivalents at
  beginning of period...........           121,839               2,509                     -               124,348
                                ----------------------------------------------------------------------------------
Cash and cash equivalents
  at end of period..............       (UK Pound)1    (UK Pound)49,813           (UK Pound)-      (UK Pound)49,814
                                ==================================================================================
Supplemental disclosure of
  cash flow information
    Cash paid during the
      period for interest.......  (UK Pound)24,636    (UK Pound)20,559           (UK Pound)-      (UK Pound)45,195

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

The further development and construction of the Group's broadband communications network will require additional capital investment. The Group currently estimates that the additional capital expenditures and debt service requirements of the Group, net of cash from operations from October 1, 2001 through September 30, 2002 will be approximately (UK Pound)114.0 million. These capital expenditures could vary significantly depending on, among other things, the number of customers actually connected to the network, the availability of construction resources, the impact of competition from other cable or telecommunications operators or television delivery platforms, and the pace of the Group's construction program. The Group expects to meet its cash requirements through debt or equity from NTL or other NTL subsidiaries.

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

Condensed Consolidated Statements of Cash Flows
-----------------------------------------------

Net cash used in operating activities amounted to (UK Pound)107.3 million and (UK Pound)14.3 million for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, net cash used in operating activities includes (UK Pound)32.3 million used for payments to affiliates which was funded by additional equity. The Company received (UK Pound)27.9 million from affiliates in the nine months ended September 30, 2000. The remainder of the change is due to the cash paid during the period for interest and other changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to (UK Pound)51.1 million and (UK Pound)58.3 million for the nine months ended September 30, 2001 and 2000, respectively, primarily for continuing fixed asset purchases.

Net cash provided by (used in) financing activities amounted to (UK Pound)156.5 million and ((UK Pound)2.0) for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001, net cash provided by financing activities included additional equity of (UK Pound)157.6 million from NTL Communications Corp. During the nine months ended September 30, 2001 and 2000, net cash used in financing activities amounted to (UK Pound)1.1 million and (UK Pound)2.0 million, respectively, for mortgage principal payments and capital lease payments.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

Results of Operations for the Nine and Three Months Ended September 30, 2001 and
--------------------------------------------------------------------------------
2000
----

Revenue for the nine and three months ended September 30, 2001 and 2000 was (UK Pound)132.5 million, (UK Pound)44.6 million, (UK Pound)110.5 million and (UK Pound)37.6 million, respectively, representing increases of 19.9% and 18.8%. These increases were primarily attributable to price increases, upselling new services to customers and growth in the Group's customer base. Revenue increases in the future are also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services.

For the nine and three months ended September 30, 2000, certain costs have been reclassified from selling, general and administrative expenses to operating costs to conform to the 2001 classification.

Operating costs, including network expenses, for the nine and three months ended September 30, 2001 and 2000 were (UK Pound)73.8 million, (UK Pound)23.3 million, (UK Pound)53.0 million and (UK Pound)23.6 million, respectively, representing an increase of 39.1% for the nine months ended September 30, 2001 and a decrease of 1.4% for the three months ended September 30, 2001 as compared to the same periods in 2000. The increase for the nine months ended September 30, 2001 is predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers. Operating costs include certain costs which are charged by a subsidiary of NTL for the use of the national backbone telephony network of the subsidiary for carriage of the Company's telephony traffic, as well as the provision of the technical infrastructure and network capacity for the Company's subscription free Internet service. In the nine and three month periods ended September 30, 2001 and 2000, these charges were (UK Pound)13.9 million, (UK Pound)4.0 million, (UK Pound)1.5 million and (UK Pound)912,000, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service.

Selling, general and administrative expenses for the nine and three months ended September 30, 2001 and 2000 were (UK Pound)60.3 million, (UK Pound)23.1 million, (UK Pound)37.0 million and (UK Pound)12.7 million, respectively. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company's use of the related IT equipment. These charges were (UK Pound)40.0 million, (UK Pound)13.0 million, (UK Pound)17.6 million and (UK Pound)10.6 million for the nine and three months ended September 30, 2001 and 2000, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL.

Depreciation and amortization expense for the nine and three months ended September 30, 2001 and 2000 was (UK Pound)43.1 million, (UK Pound)14.0 million, (UK Pound)56.3 million and (UK Pound)18.6 million, respectively, representing decreases of (UK Pound)13.2 million and (UK Pound)4.6 million.

Interest expense and amortization of debt discount and expenses for the nine and three months ended September 30, 2001 and 2000 was (UK Pound)91.0 million, (UK Pound)30.2 million, (UK Pound)82.0 million and (UK Pound)28.7 million, respectively, representing increases of (UK Pound)9.0 million and (UK Pound)1.5 million. For the nine and three months ended September 30, 2001, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)21.3 million and (UK Pound)7.1 million, interest on the 1994, 1995 and 1998 Notes of (UK Pound)67.6 million and (UK Pound)22.4 million and amortization of debt financing costs of (UK Pound)2.1 million and (UK Pound)700,000. For the nine and three months ended September 30, 2000, interest expense includes the accretion of the discount on the Discount Notes of (UK Pound)46.0 million and (UK Pound)16.4 million, interest on the 1994 and 1998 Notes of (UK Pound)33.5 million and (UK Pound)11.4 million, amortization of debt financing costs of (UK Pound)2.0 million and (UK Pound)700,000 and other interest expense of (UK Pound)500,000 and (UK Pound)200,000.

A substantial portion of the Group's existing debt obligations are denominated in U.S. dollars, while the Group's revenues and expenses are generated and stated in UK pounds sterling. During the nine and three months ended September 30, 2001 and 2000, the Group recorded net foreign exchange losses (gains) of (UK Pound)15.5 million, (UK Pound)(39.9) million, (UK Pound)68.4 million and (UK
Pound)20.5 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group's ability to satisfy its obligations under these debt instruments as they become due.

The Company recorded restructuring costs in November 2000 as a result of the completion of a consolidation review. This charge consisted of employee severance and related costs of (UK Pound)5.9 million for approximately 470 employees to be terminated and lease exit costs of (UK Pound)1.0 million. As of September 30, 2001, (UK Pound)579,000 of the provision had been used for employee severance and related costs and approximately 155 employees had been terminated. The remaining restructuring reserve of (UK Pound)6.4 million includes (UK Pound)5.4 million for employees severance and related costs and (UK Pound)1.0 million for lease exit costs.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

In September 2000, the NTL Board of Directors approved modifications to certain stock options granted to NTL employees in November 1999 through May 2000. Options to purchase an aggregate of approximately 16.5 million shares of NTL common stock with a weighted average exercise price of $64.39 per share were modified such that the exercise price was reduced to $44.50 per share and the vesting schedule was delayed and/or lengthened. NTL is accounting for these options as a variable plan beginning in September 2000. The Company will recognize its share of non-cash compensation expense for the difference between the quoted market price of the common stock and the exercise price of the vested options while the options remain outstanding. The NTL Compensation Committee has taken this action to continue to provide the appropriate performance incentives to those affected.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company is required to adopt SFAS No. 142 as of January 1, 2002. The Company has not yet completed an analysis of whether goodwill may be impaired under SFAS No. 142; this analysis will be completed during the first six months of 2002 in accordance with the transition provisions of SFAS No. 142. The Company expects to complete an analysis for the fourth quarter of 2001 to determine whether goodwill is impaired under SFAS No. 121. The magnitude of an impairment charge, if any, under either accounting standard cannot be determined at this time.

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

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

PART II.      OTHER INFORMATION
--------      -----------------

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
-------       --------------------------------

     (a)      Exhibits:

              None.

     (b)      Reports on Form 8-K:

              No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                      DIAMOND CABLE COMMUNICATIONS LIMITED
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001


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

                                       DIAMOND CABLE COMMUNICATIONS LIMITED
                                       -----------------------------------------



Date: November 12, 2001                By:  /s/ Stephen A. Carter
                                            ------------------------------------
                                            Stephen A. Carter
                                            Director and Chief Operating Officer


Date: November 12, 2001                By:  /s/ Stuart Ross
                                            ------------------------------------
                                            Stuart Ross
                                            Director and Chief Financial Officer