Form 10-K
period 2001-12-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2002-04-16
CIK 929649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 33-83740

Diamond Cable Communications Limited

(Exact name of registrant as specified in the charter)

England and Wales	N/ A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England (Address of Principal Executive Offices)	Secretary, NTL Incorporated 110 East 59th Street New York, NY 10022 (212) 906-8440 (Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

None

Name of Each Exchange
Title of Each Class	on Which Registered

None	None

Securities Registered Pursuant to Section 12(g) of the act:

None

None

(Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.     ☑

      As of April 12, 2002, there were 59,138,851 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s shares.

      The Registrant meets the conditions set forth in General Instructions I(1)(a) and I(1)(b) of Form 10-K and is filing this form with the reduced disclosure format pursuant to General Instructions I(2)(b) and I(2)(c).

DIAMOND CABLE COMMUNICATIONS LIMITED

2001 FORM 10-K ANNUAL REPORT

      This Annual Report on Form 10-K for the year ended December 31, 2001, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Sections 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

      “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as: the ability of the Company to continue as a going concern; the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations.

PART I

NTL CORPORATE STRUCTURE

Item 1.     Business

RECENT DEVELOPMENTS

Recapitalization Process

      On January 31, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”) announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for our business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual recapitalization in a timely manner and to minimize negative effects on our business operations. NTL has been engaged in discussions with an unofficial committee of bondholders, the majority of which hold a majority in principal amount of the public debt of NTL, and France Telecom, which owns a significant amount of NTL Incorporated’s common and preferred stock. On April 16, NTL announced that it had reached an agreement in principle with the unofficial committee on a comprehensive recapitalization of NTL. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and “Risk Factors” for a more detailed description of the proposed recapitalization plan and the associated uncertainties.

      See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Risk Factors set forth in that section, and the Financial Statements and related notes for a discussion of the possible risks or negative impacts that could result from the recapitalization process and our liquidity position.

      Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a limited company incorporated under the laws of England and Wales. The Company is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom. The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). In this Annual Report on Form 10-K, except as the context may otherwise require, references to the Company refer to the Company and references to the “Group” refer to the Company and its subsidiaries.

      In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated as a result of the completion of the share exchange on March 8, 1999. The Company’s executive office is located at Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England. The Company’s agent for service is Secretary, NTL Incorporated, 110 East 59th Street, New York, NY 10022, telephone number (212) 906-8440.

Item 2.     Properties

      The Group owns its head office and head-end/switch site in Nottingham and its switch site in Shepshed, and leases or rents additional properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. The Group believes that its facilities are presently adequate to serve its existing customers.

Item 3.     Legal Proceedings

      The Group is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

Item 4.     Submission of Matters to a Vote of Security Holders

      Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Shareholder Matters

      The Company is an indirect wholly-owned subsidiary of NTL Incorporated and there is no public market for the Company’s common stock.

Item 6.     Selected Financial Data

      The following table sets forth certain financial data for the years ended December 31, 2001, 2000, 1999, 1998, and 1997. The information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(1)(2)	(1)	(1)

	(In thousands)
Statement Of Operations Data:
Revenues	£178,551	£150,359	£119,476	£88,756	£60,305
Operating loss	(60,705)	(47,150)	(30,726)	(20,055)	(16,344)
Net loss	(207,073)	(212,018)	(137,226)	(84,022)	(76,604)
Balance Sheet Data:
Working capital(deficiency)	£(1,089,409)	£(55,527)	£30,948	£125,328	£52,890
Property and equipment, net	530,215	524,102	518,056	465,866	365,636
Total assets	635,214	639,781	757,770	744,621	556,357
Long-term debt including current portion	1,059,662	1,008,227	889,868	803,392	545,325
Shareholder’s (deficiency) equity(3)	(479,746)	(450,942)	(243,555)	(107,696)	(22,511)

Notes to Selected Financial Data

(1)	Beginning in the fourth quarter of 1999, a subsidiary of NTL Incorporated began charging the Group for infrastructure and management support services. These charges were £80.7 million, £35.7 million and £3.1 million in the years ended December 31, 2001, 2000 and 1999, respectively.

(2)	As of December 31, 2001, long-term debt of £1,059.2 million including notes payable of £1,057.1 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

(3)	The Company received equity contributions from its parent of £178.3 million and £4.6 million in 2001 and 2000, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and the debt securities of NTL Incorporated and its subsidiaries are trading at or near all time lows. These factors, together with the Company’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. The Company, NTL Incorporated and certain of its subsidiaries will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then the Company, NTL Incorporated and certain of its subsidiaries will not have sufficient cash resources to meet their liquidity needs through the third quarter of 2002.

      The Company does not generate sufficient cash flow from operations to fund its operational expenses and interest payments. The Company has historically met its cash requirements through equity from NTL Incorporated and or NTL Incorporated subsidiaries. Given NTL Incorporated’s liquidity situation, it is likely that it will not be able to provide us with cash at least for the short-term.

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company, NTL Incorporated and certain of its subsidiaries need to restructure their outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002 NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002 NTL announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      During the recapitalization process, NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and the Company would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of NTL’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and would be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.39% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to the Company’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities, or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to NTL’s outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, we cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of our bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss operations. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would result in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified, those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and could result in acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payment of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of

$18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under the UK senior credit facility and the UK working capital facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

     Description of Outstanding Notes

      The Company issued senior discount notes in September 1994, December 1995 and February 1997 (collectively, the “Discount Notes”). In February 1998, Diamond Holdings issued two new series of notes (the “1998 Notes”). The 1998 Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the 1998 Notes, the Group terminated its existing bank facility.

      Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

      The Company has $285.1 million in principal amount at maturity of its 13 1/4% Senior Discount Notes due September 30, 2004 (the “1994 Notes”) outstanding. Interest on the 1994 Notes is payable semiannually on March 31 and September 30.

      The Company also has $531.0 million in principal amount at maturity of its 11 3/4% Senior Discount Notes due December 15, 2005 (the “1995 Notes”) outstanding. Interest on the 1995 Notes is payable semiannually on June 15 and December 15.

      Finally, the Company has $420.5 million in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the “1997 Notes”) outstanding. Cash interest was not payable on the 1997 Notes prior to February 15, 2002. Thereafter, interest accrues on the 1997 Notes and will be payable semiannually, commencing August 15, 2002, at a rate of 10 3/4% per annum.

      As of December 31, 2001, long-term debt of £1,059.2 million including notes payable of £1,057.1 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

Contractual Obligations and Commercial Commitments

      On January 22, 2002, the Securities and Exchange Commission issued FR-61, “Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The release sets forth certain views of the Securities and Exchange Commission regarding disclosure that should be considered by registrants. The Company’s consolidated contractual obligations are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

      The Group had no significant commercial commitments as of December 31, 2001.

      The following table includes aggregate information about the Group’s contractual obligations as of December 31, 2001 and the periods in which payments are due, but the entire long-term debt and capital lease obligation is classified as current:

		Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	£1,057.1	£—	£196.0	£365.1	£496.0
Capital Lease Obligations	.4	.4	—	—	—
Operating Leases	.7	.3	.4	—	—
Unconditional Purchase Obligations	.6	.6	—	—	—
Other Long-Term Obligations	2.1	.1	.3	.4	1.3
Total Contractual Cash Obligations	£1,060.9	£1.4	£196.7	£365.5	£497.3

Consolidated Statement of Cash Flows

      Net cash (used in) provided by operating activities amounted to £(114.1) million, £(41.3) million and £63.8 million for the years ended December 31, 2001, 2000, and 1999, respectively. For the years ended December 31, 2001 and 2000, net cash (used in) operating activities includes £6.2 million paid to affiliates and £11.6 million received from affiliates, respectively. In 1999, net cash provided by operating activities includes £2.4 million used for payments to affiliates. Net cash used in operating activities in 2001 and 2000 also includes cash used for the Joint Purchasing Alliance Agreement of £(20.3) million and £(30.3) million, respectively, compared to cash provided of £50.6 million in 1999. The change is also due to the cash paid for interest which increased to £90.1 million in 2001 from £44.9 million in 2000 and £20.4 million in 1999.

      Net cash used in investing activities amounted to £66.3 million, £76.5 million and £101.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, primarily for continuing fixed asset purchases.

      Net cash provided by (used in) financing activities amounted to £176.7 million, £1.6 million and £(2.7) million for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash provided by financing activities in 2001 and 2000 includes £178.3 million and £4.6 million, respectively, in contributions from NTL Communications Corp.

Critical Accounting Policies

      The consolidated financial statements of the Group and related financial information are based on the application of accounting principles generally accepted in the United States, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Group’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	A subsidiary of NTL provides infrastructure and management support services to the Group. The related charges represent the Group’s portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. The allocation is based on management’s judgement of a reasonable methodology given the facts and circumstances.

•	The Group maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of its customers to make payments. The allowance is estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Group’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	The Group reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. The Company obtained a valuation to assist with the determination of the fair value of long-lived assets and goodwill. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

Results of Operations

      Revenue was £178.6 million, £150.4 million and £119.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing increases of 18.7% from 2000 to 2001 and 25.8% from 1999 to 2000. These increases were primarily attributable to price increases, upselling new services to customers and growth in the Group’s customer base. Revenue increases in the future are also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services.

      Operating costs, including network expenses, were £92.8 million, £65.2 million and £49.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing increases of 42.3% from 2001 to 2000 and 32.0% from 1999 to 2000. Operating costs as a percentage of revenue was 52.0%, 43.4% and 41.3% for 2001, 2000 and 1999, respectively. These increases are predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Company’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Company’s subscription free Internet service. In the years ended December 31, 2001 and 2000, these charges were £29.8 million and £8.3 million, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL, as well as the introduction of the Internet service. In the fourth quarter of 2001, the Company’s management adjusted certain operating cost estimates. As a result, the Company recognized reduced operating costs of approximately £3.4 million in the fourth quarter of 2001.

      Selling, general and administrative expenses were £77.8 million, £64.0 million and £36.9 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing increases of 21.6% from 2001 to 2000 and 73.4% from 1999 to 2000. Selling, general and administrative expenses as a percentage of revenue was 43.6%, 42.5% and 30.9% for 2001, 2000 and 1999, respectively. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £50.9 million, £27.4 million and £3.1 million in the years ended December 31, 2001, 2000 and 1999, respectively. The increase in these charges is primarily due to the ongoing operating integration of the Company with the rest of NTL.

      Depreciation and amortization expense was £60.9 million, £61.4 million and £55.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing a decrease of 0.9 % from 2000 to 2001 and an increase of 11.6 % from 1999 to 2000.

      Other expenses of £7.8 million in 2001 and £6.9 million in 2000 were allocated to the Group by a subsidiary of NTL. The 2001 expense includes £5.9 million in costs related to information technology integration, as well as costs incurred for business rationalization consulting. The 2001 and 2000 expense include £1.9 million and £6.9 million, respectively, for the Group’s allocated share of UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. Other expenses of £8.9 million in 1999 were costs incurred in connection with the Share Exchange Agreement with NTL, including fees paid to financial advisors to the Group.

      Interest expense and amortization of debt discount and expenses was £121.6 million, £110.4 million and £98.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing increases of 10.1% from 2000 to 2001 and 12.2% from 1999 to 2000. The 2001 interest expense includes the accretion of the discount on the Discount Notes of £28.7 million, interest on the notes of £90.0 million, amortization of deferred financing costs of £2.7 million and other interest expense of £0.2 million. The 2000 interest expense includes the accretion of the discount on the Discount Notes of £60.7 million, interest on the notes of £46.8 million, amortization of deferred financing costs of £2.6 million and other interest expense of £0.3 million. The 1999 interest expense includes the accretion of the discount on the Discount Notes of £69.5 million, interest on the notes of £25.6 million, amortization of deferred financing costs of £2.5 million and other interest expense of £0.8 million.

      A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. For the years ended December 31, 2001, 2000 and 1999, the Group recognized a net foreign exchange loss of £25.4 million, £58.4 million and £18.9 million, respectively, primarily due to the unrealized losses on the translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. The Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was £4.9 million. The Company expects that amortization expense in 2002 will not be significant.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Group is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Since 1998, the Group has not entered into derivative financial instruments.

Foreign Exchange Risk

      The principal form of market risk to which the Group is exposed is foreign exchange rate risk. The Company’s Discount Notes and Diamond Holdings’ 1998 Notes, which together constitute a substantial portion of the Group’s existing debt obligations, are denominated in U.S. dollars, while the Group’s revenues are generated and stated in UK pounds sterling. In the future, the Group may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Group’s operations and financial condition. Changes in currency exchange rates may have a material effect on the results of operations of the Group and the Group’s ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Interest Rate Risk

      The Group is exposed to interest rate risk on the fair market value of its long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

Interest Rate Sensitivity

Principal Amount by Expected Maturity
Average Interest Rate

	Year Ending December 31,							Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	12/31/01

	(in millions)
Long-term Debt, Including Current Portion
U.S. dollars
Fixed Rate			$285.1	$531.0	$—	$530.5	$1,346.6	$382.2
Average Interest Rate			13.25%	11.75%		10.41%
Average Forward Exchange Rate			.7076	.7067		.6993
U.K. pound
Fixed Rate						£135.0	£135.0	£98.6
Average Interest Rate						10%

RISK FACTORS

Diamond Cable Communications and Diamond Holdings are intermediate holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL Incorporated will not be able to provide us with cash in the future, at least in the short-term.

      Diamond Cable Communications and Diamond Holdings are intermediate holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries and affiliated joint ventures. We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and or other NTL Incorporated subsidiaries. Given NTL’s liquidity situation, unless its proposed recapitalization plan is implemented it is likely that NTL Incorporated will not be able to provide us with cash at least for the short-term. Given our and NTL Incorporated’s high leverage and current liquidity situation, we may not be able to raise cash through the issuance of debt or equity from banks or other third-party lenders on reasonable terms or at all. If we are unable to find alternative sources of cash, we may become subject to bankruptcy proceedings in the U.S. or the UK.

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

      We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and its credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. If NTL makes scheduled payments of interest and overdue payments of interest, then it will not have sufficient cash resources to meet its liquidity needs through the third quarter of 2002. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. If NTL cannot restructure its indebtedness or obtain additional liquidity in a timely manner, we may face the possibility of insolvency proceedings in the UK or the U.S.

The successful implementation of the proposed recapitalization plan will require the support of our creditors.

      The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from our creditors. The proposed recapitalization plan would be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of such a plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm any plan of reorganization we agree with our creditors. Even if such a plan received the necessary support from our creditors, there can be no assurance that it would be completed. If a protracted reorganization was to occur, or a liquidation would be necessary, there is a risk that the value of our business would be eroded to the detriment of some or all our stakeholders.

We cannot be certain that NTL’s bank lenders will consent to the proposed recapitalization plan or grant it any new waivers NTL may need.

      Before NTL could commence negotiations with the unofficial committee of its noteholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002, in the case of the UK credit facilities, or May 14, 2002, in the case of the Cablecom facility, provide that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt will not constitute an event of default under its credit facilities.

      The waivers prohibit NTL from making an exchange offer with respect to its outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The waivers also prohibit it from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. Bankruptcy Code, without the consent of these lenders. If NTL is unable to obtain the consent of the lenders, it will not be able to make a voluntary Chapter 11 filing as contemplated in connection with the proposed plan.

      The waivers in respect of the UK credit facilities, if not extended, will terminate on April 30, 2002, unless NTL’s missed interest payments on April 1, 2002 are remedied or a sufficient number of noteholders have agreed to waive or forbear from exercising any rights in respect of such non-payment, in which case, the waivers will be extended to May 14, 2002. If the waivers terminate and NTL continues to negotiate with bondholders or the non-payment of interest is not cured, there will be events of default under its credit facilities that will entitle the lenders to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security in an insolvency proceeding.

NTL did not pay interest due on some of its outstanding notes on April 1 and April 15, 2002; NTL may not cure the existing event of default. NTL may not make future interest payments on most its outstanding notes.

      NTL Incorporated, NTL (Delaware), Inc. and NTL Communications did not make scheduled interest payments and payments of related fees due April 1 and April 15, 2002.

      If NTL fails to pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), events of default for failure to pay interest would occur under the relevant indentures and, contemporaneously, cross defaults would occur under other of the indentures at NTL Communications, NTL Delaware, NTL Incorporated and under NTL’s UK credit facilities and could occur under NTL’s Cablecom facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to bankruptcy proceedings relating to the entities so affected.

NTL has no current ability to borrow under its existing credit facilities.

      NTL has no current ability to borrow under its existing UK credit facilities as it has borrowed the full amounts available. Neither Diamond Cable Communications nor Diamond Holdings currently has any credit facilities.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

      Media speculation regarding NTL’s financial condition and potential outcomes of any recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

      In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. NTL may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

      NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

      Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on our indebtedness.

Our growth has been curtailed by funding constraints.

      We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our residential business in the UK, we expect subscriber numbers to potentially decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

      One of our key strategies is to reduce customer churn. In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across the entire NTL network. NTL does not as yet have an integrated billing and operational platform.

      Another part of our strategy leading to reduction in churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing residential client base will adversely impact our revenue and results of operations.

      A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing residential client base. Broadband usage by residential customers is in its infancy. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

      A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering those key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

      Our principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

      We are also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

      The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in these new services may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

      We obtain insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, we do not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars but generally generate revenues and incur expenses in pounds sterling.

      We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars. We cannot assure you that the hedging transactions we have entered into or any other hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements of the Group are filed under this Item commencing on page F-1 of this Annual Report on Form 10-K.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Items 10, 11, 12 and 13.

      Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following Consolidated Financial Statements of Diamond Cable Communications Limited are filed as part of this report:

      (b)(i) The following financial statement schedule required to be filed by Items 8 and 14(d) of Form 10-K is filed as part of this report.

       Schedule II – Valuation and Qualifying Accounts

      All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

      (c) The Company filed no Current Reports on Form 8-K during the three month period ended December 31, 2001.

      (d) Exhibits:

Exhibit
No.

3.1	Memorandum and Articles of Association of Diamond Cable Communications plc (Incorporated by reference to Post Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed by Diamond Cable Communications on September 12, 1996, File No. 33-98374)
3.2	Memorandum and Articles of Association of Diamond Holdings plc (Incorporated by reference to the Company’s registration statement on Form S-4 (File No. 333-48413), filed by Diamond Cable Communications on March 20, 1998, File No. 333-48413)

Exhibit
No.

4.1	Indenture dated as of February 27, 1997 between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to the Company’s Registration Statement on Form S-4, filed on April 15, 1997, File No. 333-25193)
4.2	Senior Notes Depositary Agreement, February 27, 1997 between Diamond Cable Communications Plc and the Bank of New York, as Book-Entry Depositary Incorporated by reference to the Company’s Registration Statement on Form S-4 filed on April 15, 1997, File No. 333-25193)
4.3	Indenture, dated as of December 15, 1995, between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-98374)
4.4	Form of Senior Notes Depositary Agreement, dated as of December 16, 1995, between Diamond Cable Communications plc and The Bank of New York, as Book-Entry Depositary (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 32-98374)
4.5	Indenture, dated as of September 29, 1994, between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 33-83740)
4.6	Senior Notes Depositary Agreement, dated as of September 29, 1994, between Diamond Cable Communications plc and The Bank of New York, as Book-Entry Depositary (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, File No. 33-83740)
4.7	First Supplemental Indenture, dated as of May 31, 1996 between Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1, File No. 33-83740)
4.8	Indenture, dated as of February 6, 1998, among Diamond Holdings Plc, Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4)
4.9	Senior Note Depositary Agreement, dated February 6, 1998, among Diamond Holdings plc, The Bank of New York, as Global Depositary, and the Owners of Book-Entry Interests (Incorporated by reference to the Company’s Registration Statement on Form S-4, File No. 333-48413)
99.1	Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications plc, dated as of June 16, 1998 (Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999)
99.2	Amendment No. 1, dated as of December 21, 1998, to the Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications plc, dated as of June 16, 1998 (Incorporated by reference to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED
(Registrant)

By /s/ BARCLAY KNAPP

Barclay Knapp
Director

Date April 16, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BARCLAY KNAPP Barclay Knapp	Director	April 16, 2002

/s/ JOHN GREGG John Gregg	Director	April 16, 2002

/s/ ROBERT MACKENZIE Robert Mackenzie	Secretary	April 16, 2002

FORM 10-K — ITEM 14(a)(1) and (2)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Diamond Cable Communications Limited are included in Item 8:

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder

Diamond Cable Communications Limited

      We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Limited as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholder’s deficiency and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(b)(i). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Cable Communications Limited as of December 31, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying financial statements have been prepared assuming that Diamond Cable Communications Limited will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative operating cash flows, has a working capital deficiency and a deficiency in shareholders’ equity. The Company is a wholly-owned, indirect subsidiary of NTL Incorporated, and has relied on subsidiaries of NTL Incorporated for funding. NTL Incorporated’s substantial leverage, its current debt and equity trading levels and its non-compliance with certain debt covenants in 2002 have eliminated its access to its historic sources of capital. NTL Incorporated has initiated a recapitalization process, the success of which is dependent upon adequate liquidity to complete the process as well as agreement of NTL Incorporated’s creditors and preferred stockholders. These conditions raise substantial doubt about NTL Incorporated’s and the Company’s ability to continue as going concerns. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

New York, New York

April 16, 2002

DIAMOND CABLE COMMUNICATIONS LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(In £000’s
	except share data)
ASSETS
Current assets
Cash	£4,535	£8,166
Trade receivables — less allowance for doubtful accounts of £8,373 (2001) and £6,518 (2000)	15,717	16,968
Due from affiliates	—	77
Other	5,299	3,395

Total current assets	25,551	28,606
Property and equipment — net	530,215	524,102
Deferred financing costs — net of accumulated amortization of £12,667 (2001) and £9,919 (2000)	12,485	15,233
Goodwill — net of accumulated amortization of £30,313 (2001) and £25,463 (2000)	66,647	71,497
Franchise costs — net of accumulated amortization of £300 (2001) and £273 (2000)	316	343

Total assets	£635,214	£639,781

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current liabilities
Accounts payable	£—	£601
Accounts payable deposit	—	20,280
Due to affiliates	2,971	9,260
Interest payable	16,788	16,472
Current portion of long-term debt	1,059,662	1,637
Other	35,539	35,883

Total current liabilities	1,114,960	84,133
Long-term debt
Notes payable	—	1,004,174
Capital lease obligations	—	295
Mortgage loan	—	2,121

Total long-term debt	—	1,006,590
Commitments and contingent liabilities
Shareholder’s deficiency:
Ordinary shares: 70,000,000 authorized; issued and outstanding 59,138,851.	1,478	1,478
Additional paid-in-capital	317,366	139,097
Accumulated deficit	(798,590)	(591,517)

	(479,746)	(450,942)

Total liabilities and shareholder’s deficiency	£635,214	£639,781

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(in £000’s)
Revenue	£178,551	£150,359	£119,476

Costs and expenses
Operating	92,774	65,191	49,372
Selling, general and administrative	77,765	63,959	36,890
Depreciation and amortization	60,901	61,426	55,047
Other expenses	7,816	6,933	8,893

	239,256	197,509	150,202

Operating loss	(60,705)	(47,150)	(30,726)
Other income (expense)
Interest income	570	3,938	10,769
Interest expense and amortization of debt discount and expenses	(121,556)	(110,398)	(98,358)
Foreign exchange losses, net	(25,382)	(58,408)	(18,911)

Net loss	£(207,073)	£(212,018)	£(137,226)

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIENCY

			Non-voting
			Deferred				Accumulated
	Ordinary Shares		Shares		Additional		Other		Total
					Paid-in-	Comprehensive	Comprehensive	Accumulated	Shareholder’s
	Shares	Par	Shares	Par	capital	Loss	Loss	Deficit	(Deficiency)

	(In £000’s except share data)
Balance at January 1, 1999	59,138,791	£1,478	6	—	£134,466		£(1,367)	£(242,273)	£(107,696)
Redesignation of deferred Shares	60		(6)
Unrealized gain on securities						£1,367	1,367		1,367

Net loss						(137,226)		(137,226)	(137,226)
Comprehensive loss						£(135,859)

Balance at December 31, 1999	59,138,851	1,478	—	—	134,466		—	(379,499)	(243,555)
Contributions from NTL
Communications Corp.					4,631				4,631
Net loss						£(212,018)		(212,018)	(212,018)

Balance at December 31, 2000	59,138,851	1,478	—	—	139,097		—	(591,517)	(450,942)
Contributions from NTL
Communications Corp.					178,269				178,269
Net loss						£(207,073)		(207,073)	(207,073)

Balance at December 31, 2001	59,138,851	£1,478	—	£—	£317,366		£—	£(798,590)	£(479,746)

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In £000’s)
Operating activities
Net loss	£(207,073)	£(212,018)	£(137,226)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	60,901	61,426	55,047
Foreign exchange losses (gains), net	24,309	60,712	20,779
Loss on sale of assets	5,683	8	—
Provision of losses on accounts receivable	3,932	2,730	1,974
Amortization of deferred financing costs	2,749	2,631	2,458
Accretion of notes payable discount	28,664	60,657	69,541
Change in operating assets and liabilities:
Trade receivables	(7,074)	(5,648)	(6,151)
Due from/to affiliates	(6,212)	11,570	(2,387)
Other current assets	2,487	955	(2,121)
Accounts payable	(601)	(4,308)	3,498
Accounts payable deposit	(20,280)	(30,278)	50,558
Interest payable	318	2,412	5,920
Other current liabilities	(1,912)	7,803	1,892

Net cash (used in) provided by operating activities	(114,109)	(41,348)	63,782

Investing activities
Purchase of property and equipment	(66,342)	(76,497)	(101,475)
Proceeds from disposition of property and equipment	89	42	37

Net cash used in investing activities	(66,253)	(76,455)	(101,438)

Financing activities
Principal payments	—	(82)	(155)
Capital lease payments	(1,538)	(2,928)	(2,579)
Contributions from NTL Communications Corp.	178,269	4,631	—

Net cash provided by (used in) financing activities	176,731	1,621	(2,734)

(Decrease) increase in cash and cash equivalents	(3,631)	(116,182)	(40,390)
Cash and cash equivalents at beginning of year	8,166	124,348	164,738

Cash and cash equivalents at end of year	£4,535	£8,166	£124,348

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and NTL Incorporated Acquisition

      Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). When used herein, the “Group” refers to the Company and its subsidiaries.

      In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

      On March 8, 1999, the share exchange was completed whereby all of the holders of the Company’s ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Communications Corp. (formerly NTL Incorporated). NTL Communications Corp. is a wholly-owned indirect subsidiary of NTL Incorporated (“NTL”). As a result, the Company became an indirect wholly-owned subsidiary of NTL.

      Other expenses of £8.9 million in 1999 consist of costs incurred in connection with the Share Exchange Agreement, including fees paid to Goldman, Sachs & Co. and Columbia Management for their role as joint financial advisors to the Company in examining potential business opportunities and other strategic alternatives leading up to the share exchange.

     Recapitalization Process and Ability to Continue Operations

      The Company historically incurred operating losses and negative operating cash flow. In addition, the Company required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Company historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and the debt securities of NTL Incorporated and its subsidiaries are trading at or near all time lows. These factors, together with the Company’s substantial leverage, means the Company does not currently have access to its historic sources of capital.

      In addition, NTL’s UK credit facilities are fully drawn and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002 and April 15, 2002. NTL Incorporated and NTL (Delaware), Inc. also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. As of December 31, 2001, NTL had approximately $505 million in cash and cash equivalents on hand and, on April 4, 2002, received approximately $303 million net cash proceeds from the sale of its Australian business. The Company, NTL Incorporated and certain of its subsidiaries will require cash for working capital and capital expenditures in 2002. If NTL makes scheduled and overdue interest payments on its notes, then the Company, NTL Incorporated and certain of its subsidiaries will not have sufficient cash resources to meet their liquidity needs through the third quarter of 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      These liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. As a consequence, the Company, NTL Incorporated and certain of its subsidiaries need to restructure their outstanding debt and/or raise new funds through the issuance of equity or additional debt.

      On January 31, 2002 NTL Incorporated announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen NTL’s balance sheet and reduce debt and put an appropriate capital structure in place for its business. Since then, NTL has been evaluating various recapitalization alternatives to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations.

      On April 16, 2002 NTL announced that NTL and an unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of NTL. The members of the committee hold in the aggregate over 50% of the face value of NTL and its subsidiaries’ public bonds. The recapitalization would result in a conversion of approximately $10.6 billion in debt into equity.

      During the recapitalization process, NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

      To implement the proposed recapitalization, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited and Diamond Holdings Limited would file a pre-negotiated recapitalization plan in a Chapter 11 case under the U.S. Bankruptcy Code. NTL’s operating subsidiaries would not be included in the Chapter 11 filing. The agreement in principle is subject to various conditions, including mutually acceptable terms with the Company’s bank lenders. The recapitalization transaction contemplates that the bank debt will remain in place as part of the recapitalization.

      To facilitate the recapitalization, certain members of the unofficial committee of bondholders would commit to provide up to $500 million of new debt financing to NTL’s UK and Ireland operations during the Chapter 11 process and for the post-recapitalized NTL. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations.

      Under the agreement in principle, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding all of its UK and Ireland assets, and one tentatively called NTL Euroco and holding certain of its continental European and other assets.

      Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and the Company would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of the initial common stock of NTL Euroco. NTL (Delaware), Inc. bondholders would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of NTL UK and Ireland common stock, or to receive such cash in the recapitalization. Notes of NTL’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and will be kept current in interest payments. Current preferred and common stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland at the consummation of the proposed plan, in the case of the rights, and for the duration of the warrants at prescribed prices. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of the entity’s primary common stock.

      Current preferred stockholders other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.39% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization,

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

France Telecom would also receive our 27% interest in Noos, pursuant to a pledge of such interests to France Telecom given at the time of its acquisition by NTL.

      During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to the Company’s business in general and the recapitalization process in particular.

     Bank Waivers

      Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

      But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities. If an event of default were to occur, it would entitle the lenders under the credit facilities to declare the principal amount of the outstanding debt immediately due and payable. If this right was exercised, it would result in an event of default under all of NTL’s outstanding notes, except for those issued by Diamond Cable Communications, Diamond Holdings and NTL Triangle, entitling the trustee or 25% of the holders of a series to accelerate the repayment of that series of notes. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable.

      In connection with the granting of the initial waivers, NTL agreed:

•	to provide the lenders with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

      Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extend the duration of the initial waivers to April 30, 2002 in the case of the UK credit facilities or May 14 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 are remedied or a sufficient number of bondholders agree to forbear in respect of such non-payment, in which case, the UK credit facilities waivers will be extended to May 14, 2002. As a condition to the waivers continuing effectiveness, the UK lenders required NTL Delaware to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent or coordinators of the Cablecom credit facility.

      The amended waivers prevent NTL from making an exchange offer with respect to NTL’s outstanding notes or from entering into an agreement with bondholders without the consent of the lenders under each of the credit facilities. The amended waivers also prohibit NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11 of the U.S. bankruptcy code, without the consent of these lenders.

      As a consequence, we cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of our bank lenders.

      Cablecom GmbH is the principal trading company of NTL’s Swiss operations. There are a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility which entitles the lenders to accelerate repayment. Such an acceleration would also have resulted in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009 entitling the trustee or the holders of 25% of each series of notes to accelerate repayment. Under Swiss law, unless the overindebtedness is rectified those entities would be required to commence an insolvency proceeding in Switzerland. A plan has been formulated to rectify this overindebtedness. Implementation of this plan prior to April 30, 2002 will mean those entities will not be required to commence an insolvency proceeding. Those proceedings would likely either be a court supervised moratorium in which an independent administrator, or commissioner, would be appointed to supervise the running of each company during a restructuring or, if there is no viable restructuring plan, a bankruptcy. The commencement of those insolvency proceedings would also constitute an immediate event of default and could result in acceleration of the maturity of the convertible subordinated notes referred to above.

      NTL is currently in discussions with the lenders under the Swiss credit facility regarding proposals to resolve the overindebtedness issue as well as requesting that they waive various additional covenant breaches under the credit facility. There can be no assurance that NTL will reach agreement on the resolution of the overindebtedness issue within the time period required or obtain the requested waivers.

     Interest Payments on Public Notes

      NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.3 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. In addition, NTL Communications did not make interest payments falling due on April 15, 2002, totaling $20.2 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL Delaware did not make interest payments and payments of related fees falling due on April 15, 2002 in respect of their 5 3/4% Convertible Subordinated Notes due 2011. Those payments were not made after consideration by NTL of requests by the unofficial bondholder committee not to make those payments. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. On May 15, 2002, interest totaling $94.0 million is due on outstanding notes of NTL Triangle and NTL Communications.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the applicable issuer does not pay interest on these notes after a 30 day grace period expires (on April 30, 2002 in the case of the missed interest payments due April 1, 2002), there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after April 30, 2002, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under all of NTL’s other notes, except for those issued by NTL Triangle, Diamond Cable Communications or Diamond Holdings. As a result, upon the expiration of the grace period, on April 30, 2002, events of default for failure to pay interest would occur under the relevant indentures at NTL Communications and, contemporaneously, cross defaults would occur under the Company’s other indentures at NTL Communications, NTL Delaware, NTL Incorporated and under the UK senior credit facility and the UK working capital facility and could occur under the Cablecom Facility. This would give holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable unless NTL obtains waivers or forbearance agreements from sufficient percentages of its creditors. If that right to accelerate was exercised, NTL would not have sufficient cash resources to repay those debts, which could ultimately lead to voluntary or involuntary bankruptcy proceedings relating to the entities so affected. In addition, the lenders under NTL’s UK credit facilities have security over the assets of NTL’s UK operating subsidiaries, except for the Diamond and Triangle groups of companies. In the event that there was an event of default under those facilities, the lenders could seek to take control of those assets under applicable UK insolvency law.

     Credit Rating Downgrades

      On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

     Sale of NTL Australia

      On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Bank for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$574 million (US$303 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$119 million).

      On April 7, 2002, NTL Delaware loaned £90 million to NTL (UK) Group Limited, which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL Delaware and it is currently anticipated that such proceeds will form a portion of the consideration to be offered to bondholders of NTL Delaware and NTL Incorporated in satisfaction of their claims against NTL Delaware as part of the proposed plan of reorganization.

      The uncertainty over the Company’s financial condition may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our results of operations.

     Basis of Presentation

      As indicated above, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2001, long-term debt of £1,059.2 million including notes payable of £1,057.1 million have been classified as current liabilities. This classification is due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate repayment.

      In accordance with SEC Staff Accounting Bulletin No. 54, the accompanying financial statements do not reflect the pushdown of NTL’s purchase accounting due to the significant amount of public debt that was outstanding at March 1999, the date of the original acquisition.

2.	Summary of Significant Accounting Policies

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions impact, among others, the following: the amounts charged to the Group by a subsidiary of NTL for infrastructure and management support services to the Group, the amount of uncollectible accounts receivable, the amount to be paid for other liabilities and estimates related to the value of long-lived assets and goodwill. Actual results could differ from those estimates.

     Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Foreign Currency Transactions

      The primary economic environment in which the Group operates is the UK and hence its reporting currency is the UK Pound Sterling (£). Transactions in foreign currencies are recorded using the rate of exchange in effect on the date of the transaction. Foreign currency transaction gains and losses are included in the results of operations as incurred. Monetary assets and liabilities denominated in foreign currencies are translated using the rate of exchange in effect on the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. Foreign exchange forward contracts which do not hedge firm commitments are recorded at market value with reported gains and losses recorded in the results of operations.

     Cash Equivalents

      Cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash. There were no cash equivalents at December 31, 2001 and 2000.

     Deferred Financing Costs

      Deferred financing costs were incurred in connection with the issuance of debt and are amortized over the term of the debt as an adjustment of yield.

     Property and Equipment

      Property and equipment is stated at cost. Improvements that extend asset lives are capitalized; other repairs and maintenance charges are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment — 3 to 40 years and other equipment — 3 to 50 years.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Cable System Costs, Expenses and Revenues

      The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 51, “Financial Reporting by Cable Television Companies.”

     Advertising Expense

      The Group charges the cost of advertising to expense as incurred. Advertising costs were £21,000, £703,000 and £493,000 in 2001, 2000 and 1999, respectively.

     Pension Costs

      The Group operates a defined contribution pension plan and also contributes up to specified limits to the third party plan of the employee’s choice. Pension costs of £296,000, £641,000 and £307,000 in 2001, 2000 and 1999 respectively, represent the contributions payable to the selected plans.

     Segment Reporting

      The Group has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Group’s operations are a single segment.

3.     Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (referred to as the FASB) issued Statement of Financial Accounting Standards (referred to as SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The Company is in the process of evaluating the financial statement impact of the adoption of SFAS No. 143.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. The Company does not expect that the adoption of this new standard will have a significant effect on the results of operations, financial condition or cash flows of the Company. Amortization expense in 2001 related to goodwill and other indefinite lived intangible assets was £4.9 million. The Company expects that amortization expense in 2002 will not be significant.

4.     Valuation of Long-Lived Assets

      As of December 31, 2001, the Company performed an assessment of the carrying values of its long-lived assets including goodwill. This assessment was initiated because of the decline in NTL’s stock price and significantly lower valuations for companies within its industry. Additionally, at the time of the Company’s analysis, the book value of NTL’s net assets significantly exceeded NTL’s market capitalization. Accordingly, the Company performed an analysis of the realizable value of its investments in consolidated entities. The fair value of the Company’s investments was determined by discounting the Company’s estimates of the expected future cash flows related to these investments when the non-discounted cash flows indicated that the long-lived assets would not be recoverable. The Company determined that no write-down of its long-lived assets, including goodwill, was required based on this analysis and review.

5.     Joint Purchasing Alliance Agreement

      The Company and NTL entered into a Joint Purchasing Alliance Agreement (the “Alliance Agreement”) on March 5, 1999, pursuant to which the Company acted as purchasing agent on behalf of a number of subsidiaries of NTL. Under the terms of the Alliance Agreement, on March 8, 1999, the Company received a deposit of £137.0 million from various subsidiaries of NTL. The Accounts Payable Deposit of £20.3 million at December 31, 2000 was the funds held by the Company under the Alliance Agreement as of that date. In 2001, the remaining funds were used for purchases or returned.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Property and Equipment

      Property and equipment consists of (in £000’s):

		December 31,
	Estimated
	Useful Life	2001	2000

Set-top boxes and materials	3 Years	£161,527	£133,742
Head-ends, switches and electronics	15 Years	275,921	246,533
Civil work	40 Years	311,849	297,862

Total Operating Equipment		749,297	678,137

Land and Buildings	50 Years	5,872	5,776
Leasehold Buildings	25 Years	2,440	2,439
Computer Equipment	3 or 5 Years	12,354	12,334
Vehicles, furniture and other	3 to 15 Years	3,720	5,649

Total Other Equipment		24,386	26,198

Construction in progress		10,738	18,305

		784,421	722,640
Accumulated depreciation		(254,206)	(198,538)

		£530,215	£524,102

7.     Notes Payable

      Notes payable consist of (in £000’s):

	December 31,

	2001	2000

13 1/4% Senior Discount Notes(a)	£196,040	£190,639
11 3/4% Senior Discount Notes(b)	365,092	355,034
10 3/4% Senior Discount Notes(c)	285,446	250,014
10% Senior Sterling Notes(d)	135,000	135,000
9 1/8% Senior Notes(d)	75,569	73,487

	£1,057,147	£1,004,174

(a)	On September 28, 1994 the Company issued $285.1 million of 13 1/4% Senior Discount Notes due September 30, 2004 (the “1994 Notes”) at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to £91.0 million. Interest on the 1994 Notes is payable semiannually from March 31, 2000 at a rate of 13 1/4% per annum. The 1994 Notes may be redeemed at the option of the Company, in whole or in part, at any time after September 30, 1999, at specified redemption prices. The 1994 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued and unpaid interest, if any, to the date of redemption in the event of certain tax law changes requiring the Company to pay additional amounts.

(b)	On December 15, 1995, the Company issued $531.0 million of 11 3/4% Senior Discount Notes due December 15, 2005 (the “1995 Notes”) at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to £187.0 million after issuance costs of £8.0 million. Interest on the

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Notes is payable semiannually, from June 15, 2001, at a rate of 11 3/4% per annum. The 1995 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 2000 at specified redemption prices. The 1995 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued interest to the date of redemption, in the event of certain tax law changes requiring the payment of additional amounts.

(c)	On February 21, 1997 the Company issued $420.5 million of 10 3/4% Senior Discount Notes due February 15, 2007 (the “1997 Notes”) at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to £149.0 million after issuance costs of £5.0 million. Interest will not accrue on the 1997 Notes prior to February 15, 2002. Interest on the 1997 Notes is payable semiannually, commencing August 15, 2002, at a rate of 10 3/4% per annum. The 1997 Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2002 at scheduled redemption rates.

(d)	On February 6, 1998 Diamond Holdings issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”) at par. The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and any other amounts due. Net proceeds received by Diamond Holdings amounted to £195.0 million after issuance costs of £7.0 million. Interest on the 1998 Notes is payable semiannually in arrears from August 1, 1998. The 1998 Notes are redeemable, in whole or in part, at the option of Diamond Holdings at any time on or after February 1, 2003 at scheduled redemption rates.

      The 1994 Notes, 1995 Notes and the 1997 Notes (collectively, “the Discount Notes”) are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

      The Discount Notes are stated net of unamortized discount of approximately £3.7 million and £31.3 million at December 31, 2001 and 2000, respectively. The discount is being accreted through the consolidated statement of operations such that the Company recognizes a fixed rate of interest. Total accretion was £28.7 million, £60.7 million, and £69.5 million in 2001, 2000 and 1999, respectively.

      The Discount Notes and 1998 Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with affiliates.

      In connection with the provisions of the indentures pursuant to which the Company and Diamond Holdings’ debt securities were issued, the Company and Diamond Holdings were required to make an offer to repurchase such debt securities at a price of 101% of their accreted value or principal amount following a “change of control.” The Company and Diamond Holdings commenced offers to repurchase their outstanding debt securities on April 1, 1999 which expired on April 30, 1999. The Company and Diamond Holdings paid £66,000 to repurchase the tendered debt securities.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Repayments of notes payable are as follows (in £000’s). The table reflects the contractual obligation, but the entire obligation has been classified as current due to uncertainties about compliance with the terms and conditions of the debt that would give the holders of the debt the right to accelerate payment.

Year ending December 31:
2002	£—
2003	—
2004	196,040
2005	365,092
2006	—
Thereafter	496,015

£1,057,147

8.     Mortgage Loan

      The Group entered into a mortgage loan agreement of £2.5 million to fund the construction of the Company’s headquarters in Nottingham. The mortgage is repayable over a period of 20 years commencing July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

      A summary of property held under mortgage is as follows (in £000’s):

	December 31,

	2001	2000

Property	£5,581	£5,489
Accumulated Depreciation	(500)	(401)

	£5,081	£5,088

      Future minimum mortgage repayments are as follows (in £000’s). The table reflects the contractual obligation, but the entire obligation has been classified as current.

Year ending December 31:
2002	£127
2003	142
2004	157
2005	172
2006	187
Thereafter	1,312

£2,097

9.     Related Party Transactions

      Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing infrastructure and management support services to the Group. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, during 2001 certain elements of the Group’s network operations and customer operations have been integrated with NTL’s national and regional operations in order for the Group to gain the advantage of NTL’s scale.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £80.7 million, £35.7 million and £3.1 million in 2001, 2000 and 1999, respectively. For 2001 £29.8 million was included in operating costs and £50.9 million was included in selling, general and administrative expense. For 2000 £8.3 million was included in operating costs and £27.4 million was included in selling general and administrative expense. For 1999 £3.1 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

      As of December 31, 2001, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group.

      Other expenses of £7.8 million in 2001 and £6.9 million in 2000 were allocated to the Group by a subsidiary of NTL. The 2001 expense includes £5.9 million in costs related to information technology integration, as well as costs incurred for business rationalization consulting. The 2001 and 2000 expense include £1.9 million and £6.9 million, respectively, for the Group’s allocated share of UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

      As of December 31, 2001, the Company has received from its parent, in the form of equity contributions, cash of £182.9 million which exceeds the allocated costs charged to the Group.

10.     Stock Options

      The Company has not granted any stock options nor have there been any stock options of the Company outstanding since it was acquired by NTL in March 1999.

      Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for employee stock options granted by NTL for shares of NTL common stock under the fair value method of that Statement. The pro forma expense is allocated to the Company on the same basis as other payroll and related expenses. The fair value for these options was estimated by NTL at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 4.47%, 5.30% and 6.81%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock of ..702, .385 and .336, respectively, and a weighted-average expected life of the and options of 10 years.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because stock options granted by NTL have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted by NTL.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years ended December 31, 2001, 2000 and 1999 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information:

	Year Ended December 31,

	2001	2000	1999

	(In millions)
Net (loss)	£(207.1)	£(212.0)	£(137.2)
Pro forma net (loss)	£(223.2)	£(227.5)	£(143.5)

11.     Income Taxes

      No provision for taxation has been made due to operating losses incurred to date. At December 31, 2001, the Group has tax net operating losses carried forward of approximately £480.9 million and capital losses carried forward of approximately £1.0 million. The operating losses have an unlimited carry forward period under UK tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business) but are limited in their use to the type of business which generated the loss. Capital losses carried forward may only be offset against future capital gains.

      Differences between the tax benefit recognized in the consolidated financial statements and the expected tax benefit at the UK statutory rate of 2001 and 2000: 30.0% and 1999: 30.25% are summarized as follows (in £000’s):

	Year Ended December 31,

	2001	2000	1999

Tax benefit of net losses	£(62,122)	£(63,605)	£(41,806)
Non-deductible expenses	2,351	1,120	16,107
Valuation allowance	59,771	62,485	25,699

Net tax benefit	£—	£—	£—

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows:

	December 31,

	2001	2000

	(in £000’s)
Deferred tax assets relating to:
Net losses	£144,268	£76,044
Property and equipment	61,558	45,946
Other	2,893	179

Total	208,719	122,169
Valuation allowance	(208,719)	(122,169)

	—	—

Deferred tax per consolidated balance sheet	£—	£—

      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, the level of historical taxable

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses, and tax planning strategies in making its assessment as to the appropriateness of the reported valuation allowance.

12.     Financial Instruments

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Current assets and current liabilities: The carrying amounts of cash, trade receivables, amounts due from affiliates, other current assets, accounts payable, accounts payable deposit, amounts due to affiliates, interest payable and other current liabilities reported in the balance sheet approximate fair value due to the short-term maturities of these assets and liabilities.

      Notes payable: The estimated fair value of the Company’s and Diamond Holdings’ publicly traded debt is based on quoted market prices.

      The carrying amount and fair value of the Company’s and Diamond Holdings’ notes payable are as follows (in £000’s):

	December 31,

	2001		2000

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

1994 Notes	£196,040	£52,931	£190,639	£181,077
1995 Notes	365,092	91,273	355,034	312,471
1997 Notes	285,446	69,394	250,014	188,365
1998 Notes	210,569	147,715	208,487	167,971

	£1,057,147	£361,313	£1,004,174	£849,884

     Concentration of Credit Risk and Currency Risk

      Financial instruments which potentially subject the Group to concentrations of credit risk consist principally of cash and trade receivables. The Group places its cash with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Group’s customer base.

      The Group’s revenues are generated in UK pounds sterling while the interest and principal obligations with respect to the Discount Notes and the 9 1/8% Senior Notes are payable in US dollars. To the extent the Group obtains financing in US dollars and incurs construction and operating costs in UK pounds, it will encounter currency exchange rate risks.

13.     Statement of Cash Flows — Supplemental Information

      The Group made cash payments for interest of approximately £90.1 million, £44.9 million and £20.4 million during the years ended December 31, 2001, 2000 and 1999, respectively.

14.     Commitments and Contingencies

      As of December 31, 2001, the Group was committed to purchase approximately £586,000 for equipment and services.

      Certain of the Group’s facilities and equipment are held under operating or capital leases which expire in 2020.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rental expense was £1.0 million, £1.6 million and £1.3 million in 2001, 2000 and 1999, respectively.

      Depreciation of assets held under capital leases is included in depreciation and amortization on the consolidated statements of operations.

      A summary of assets held under capital leases are as follows (in £000’s):

	December 31,

	2001	2000

Equipment	£13,604	£13,984
Accumulated Depreciation	(8,612)	(7,789)

	£4,992	£6,195

      Future minimum lease payments at December 31, 2000 are as follows (in £000’s). The capital lease payments in the table reflect the contractual obligation, but the entire present value of minimum commitments has been classified as current.

	Capital	Operating
	Leases	Leases

Year ending December 31:
2002	£374	£291
2003	50	259
2004	4	120
2005	—	24
2006	—	—
Thereafter	—	—

Total minimum rental commitments	428	£694

Less: Amount representing interest	(10)

Present value of minimum rental commitments	418
Less: Current portion of capital lease obligations	(364)

Long-term portion of capital lease obligations	£54

      The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

15.     Quarterly Financial Information (Unaudited)

      The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000 (in £000’s).

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Revenues	£42,357	£45,491	£44,634	£46,069
Operating loss	(13,787)	(15,127)	(15,796)	(15,995)
Net (loss)(1)	(91,553)	(53,624)	(6,063)	(55,833)

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended

	March 31	June 30	September 30	December 31

2000
Revenues	£35,833	£37,084	£37,567	£39,875
Operating loss	(9,326)	(9,276)	(17,308)	(11,240)
Net (loss)(2)	(44,257)	(73,147)	(65,485)	(29,129)

(1)	Included in net (loss) are foreign exchange (losses) gains of £(47,594) in the three months ended March 31, 2001, £(7,854) in the three months ended June 30, 2001, £39,930 in the three months ended September 30, 2001, and £(9,864) in the three months ended December 31, 2001. The three months ended December 31, 2001 also includes other expenses of £7,816.

(2)	Included in net (loss) are foreign exchange (losses) gains of £(10,256) in the three months ended March 31, 2000, £(37,574) in the three months ended June 30, 2000, £(20,530) in the three months ended September 30, 2000, and £9,952 in the three months ended December 31, 2000. The three months ended December 31, 2000 also includes restructuring costs of £6,933.

16.     Condensed Financial Information of Registrant

      The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X. They represent the financial statements of the Guarantor of the offering of 1998 Notes by Diamond Holdings in February 1998.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS OF THE REGISTRANT

	Year Ended December 31,

	2001	2000	1999

	(in £000’s)
Costs and expenses
Selling, general and administrative and other	£11	£21	£8,536

Operating loss	(11)	(21)	(8,536)
Other income (expense)
Interest income	109,398	96,917	82,247
Interest expense and amortization of debt discount and expenses	(100,267)	(89,270)	(77,146)
Foreign exchange gains (losses), net	(559)	(2,365)	(1,411)
Equity in net loss of affiliates	(215,634)	(217,279)	(132,380)

Net loss	£(207,073)	£(212,018)	£(137,226)

See notes to condensed financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED BALANCE SHEETS OF THE REGISTRANT

	December 31,

	2001	2000

	(in £000’s except
	share data)
ASSETS
Current assets
Cash and cash equivalents	£250	£312
Other	—	350

Total current assets	250	662
Investments in and advances to subsidiaries	381,363	367,463
Deferred financing costs less accumulated amortization of £7,902 (2000) and £5,963 (1999)	8,277	10,335

Total assets	£389,890	£378,460

LIABILITIES AND SHAREHOLDER’S DEFICIENCY
Current liabilities
Accounts payable deposit	£—	£20,280
Notes payable	846,579	—
Due to affiliates	14,242	4,524
Other	8,815	8,910

Total current liabilities	869,636	33,714
Notes payable	—	795,688
Shareholder’s deficiency:
Ordinary shares: 70,000,000 authorized; issued and outstanding 59,138,851	1,478	1,478
Additional paid-in-capital	317,366	139,097
Accumulated deficit	(798,590)	(591,517)

	(479,746)	(450,942)

Total liabilities and shareholder’s deficiency	£389,890	£378,460

See notes to condensed financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS OF THE REGISTRANT

	Year Ended December 31,

	2001	2000	1999

	(In £000’s)
Net cash (used in) provided by operating activities	£(20,011)	£(45,911)	£47,858

Investing Activities:
Investment in subsidiaries	(143,176)	(4,631)	—
(Advances to) repayments from subsidiaries, net	(15,144)	(75,616)	45,615

Net cash (used in) provided by investing activities	(158,320)	(80,247)	45,615

Financing Activities:
Contributions from NTL Communications Corp.	178,269	4,631	—

Net cash provided by financing activities	178,269	4,631	—

(Decrease) increase in cash and cash equivalents	(62)	(121,527)	93,473
Cash and cash equivalents at beginning of year	312	121,839	28,366

Cash and cash equivalents at end of year	£250	£312	£121,839

See notes to condensed financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Notes to Condensed Financial Statements

     A.     Basis of Presentation

      In the Company’s condensed financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company’s share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

     B.     Advances to Subsidiaries

      The advances to subsidiaries consist of a dollar denominated loan and sterling denominated loans.

      The dollar denominated loan bears interest at a rate of 12.65% per annum. The sterling denominated loans bear interest at a rate of LIBOR plus 2% per annum.

      The interest income on these loans was £109.4 million, £95.9 million and £73.6 million in 2001, 2000 and 1999, respectively.

     C.     Other

      The Company’s subsidiaries made cash payments to the registrant of £0.2 million in 2001.

17.     Summarized Financial Information About Diamond Holdings Limited

      On February 6, 1998 Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Discount Notes and £5 million annually. The following condensed consolidating financial information of the Company is being provided pursuant to Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2001					Year Ended December 31, 2000

					Consolidated					Consolidated
Statement of	Diamond	Diamond			Diamond	Diamond	Diamond			Diamond
Operations	Cable	Holdings	Subsidiaries	Adjustments	Cable	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£178,551	£—	£178,551	£—	£—	£150,359	£—	£150,359

Costs and expenses
Operating	—	—	92,774	—	92,774	—	—	65,191	—	65,191
Selling, general and administrative	11	5	77,749	—	77,765	21	6	63,932	—	63,959
Depreciation and amortization	—	—	60,901	—	60,901	—	—	61,426	—	61,426
Other expenses	—	—	7,816	—	7,816	—	—	6,933	—	6,933

	11	5	239,240	—	239,256	21	6	197,482	—	197,509

Operating loss	(11)	(5)	(60,689)	—	(60,705)	(21)	(6)	(47,123)	—	(47,150)
Other income (expense)
Interest income	109,398	18,506	570	(127,904)	570	96,917	18,498	2,910	(114,387)	3,938
Interest expense and amortization of debt discount and expenses	(100,267)	(21,205)	(127,988)	127,904	(121,556)	(89,270)	(21,266)	(114,249)	114,387	(110,398)
Foreign exchange losses, net	(559)	—	(24,823)	—	(25,382)	(2,365)	—	(56,043)	—	(58,408)
Equity in net loss of subsidiary	(215,634)	(212,930)	—	428,564	—	(217,279)	(214,505)	—	431,784	—

Net loss	£(207,073)	£(215,634)	£(212,930)	£428,564	£(207,073)	£(212,018)	£(217,279)	£(214,505)	£431,784	£(212,018)

	Year Ended December 31, 1999

					Consolidated
	Diamond	Diamond			Diamond
Statement of Operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£119,476	£—	£119,476

Costs and expenses
Operating	—	—	49,372	—	49,372
Selling, general and administrative	8,536	15	28,339	—	36,890
Asset impairment	—	—	—	—	—
Depreciation and amortization	—	—	55,047	—	55,047
Other expenses	—	—	8,893	—	8,893

	8,536	15	141,651	—	150,202

Operating loss	(8,536)	(15)	(22,175)		(30,726)
Other income (expense)
Interest income	82,247	18,211	2,138	(91,827)	10,769
Interest expense and amortization of debt discount and expenses	(77,146)	(20,524)	(92,515)	91,827	(98,358)
Foreign exchange losses, net	(1,411)	—	(17,500)		(18,911)
Equity in net loss of subsidiary	(132,380)	(130,052)	—	262,432	—

Net loss	£(137,226)	£(132,380)	£(130,052)	£262,432	£(137,226)

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001					December 31, 2000

					Consolidated					Consolidated
	Diamond	Diamond			Diamond	Diamond	Diamond			Diamond
Balance Sheets	Cable	Holdings	Subsidiaries	Adjustments	Cable	Cable	Holdings	Subsidiaries	Adjustments	Cable

Current assets	£250	£—	£25,301	£—	£25,551	£662	£—	£30,383	£(2,439)	£28,606
Investments in and advances to subsidiaries	314,716	(460,445)	—	145,729	—	367,463	(324,055)	—	(43,408)	—
Fixed and noncurrent assets	8,277	—	601,386	—	609,663	10,335	—	600,840	—	611,175

Total Assets	£323,243	£(460,445)	£626,687	£145,729	£635,214	£378,460	£(324,055)	£631,223	£(45,847)	£639,781

Current liabilities	£869,636	£214,869	£30,455	£—	£1,114,960	£33,714	£8,565	£44,293	£(2,439)	£84,133
Noncurrent liabilities	—	—	—	—	—	795,688	203,589	7,313	—	1,006,590
Due to affiliates	—	—	1,340,729	(1,340,729)	—	—	—	1,110,141	(1,110,141)	—
Shareholder’s deficiency	(546,393)	(675,314)	(744,497)	1,486,458	(479,746)	(450,942)	(536,209)	(530,524)	1,066,733	(450,942)

Total liabilities and shareholder’s deficiency	£323,243	£(460,445)	£626,687	£145,729	£635,214	£378,460	£(324,055)	£631,223	£(45,847)	£639,781

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001					December 31, 2000

					Consolidated					Consolidated
Statement of	Diamond	Diamond			Diamond	Diamond	Diamond			Diamond
Cash Flows	Cable	Holdings	Subsidiaries	Adjustments	Cable	Cable	Holdings	Subsidiaries	Adjustments	Cable

Net cash (used in) provided by operating activities	£(20,011)	£(18,495)	£(75,436)	£(167)	£(114,109)	£(45,911)	£(12,235)	£80,179	£(63,381)	£(41,348)

Investing activities
Investment in subsidiaries	(143,176)	(139,658)	—	282,834	—	(4,631)	(4,631)	—	9,262	—
(Advances to) repayments from subsidiaries, net	(15,144)	14,977	—	167	—	(75,616)	12,235	—	63,381	—
Purchase of property and equipment	—	—	(66,342)	—	(66,342)	—	—	(76,497)	—	(76,497)
Proceeds from disposition of property and equipment	—	—	89	—	89	—	—	42	—	42

Net cash provided by (used in) investing activities	(158,320)	(124,681)	(66,253)	283,001	(66,253)	(80,247)	(7,604)	(76,455)	72,643	(76,455)

Financing activities
Principal payments	—	—	—	—	—	—	—	(82)	—	(82)
Capital lease payments	—	—	(1,538)	—	(1,538)	—	—	(2,928)	—	(2,928)
Contributions from Parent	178,269	143,176	139,658	(282,834)	178,269	4,631	4,631	4,631	(9,262)	4,631

Net cash provided by financing activities	178,269	143,176	138,120	(282,834)	176,731	4,631	4,631	1,621	(9,262)	1,621

(Decrease) increase in cash	(62)	—	(3,569)		(3,631)	(121,527)	—	5,345	—	(116,182)
Cash and cash equivalents at the beginning of the year	312	—	7,854	—	8,166	121,839	—	2,509	—	124,348

Cash and cash equivalents at the end of the year	£250	£—	£4,285	£—	£4,535	£312	£—	£7,854	£—	£8,166

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£69,608	£20,455	£—	£—	£90,063	£20,464	£24,436	£—	£—	£44,900

DIAMOND CABLE COMMUNICATIONS LIMITED

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 1999

					Consolidated
	Diamond	Diamond			Diamond
Statement of Cash Flows	Cable	Holdings	Subsidiaries	Adjustments	Cable

Net cash (used in) provided by operating activities	£47,858	£(20,506)	£(29,691)	£66,121	£63,782

Investing activities
(Advances to) repayments from subsidiaries, net	—	20,506	—	(20,506)	—
Purchase of property and equipment	—	—	(101,475)	—	(101,475)
Proceeds from disposition of property and equipment	45,615	—	37	(45,615)	37

Net cash provided by (used in) investing activities	45,615	20,506	(101,438)	(66,121)	(101,438)

Financing activities
Principal payments	—	—	(155)	—	(155)
Capital lease payments	—	—	(2,579)	—	(2,579)

	—	—	(2,734)	—	(2,734)

(Decrease) increase in cash	93,473	—	(133,863)	—	(40,390)
Cash and cash equivalents at the beginning of the year	28,366	—	136,372	—	164,738

Cash and cash equivalents at the end of the year	£121,839	£—	£2,509	£—	£124,348

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—	£20,400	—	£—	£20,400

DIAMOND CABLE COMMUNICATIONS LIMITED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Balance at	Additions
	Beginning	Charged to		Balance at
	of the	Costs and	Deductions	End of
	Year	Expenses	Describe(a)	Year

	(In £000’s)
Allowance for Doubtful Accounts
2001	£6,518	£3,932	£(2,077)	£8,373
2000	£4,100	£2,730	£(312)	£6,518
1999	£4,775	£1,974	£(2,649)	£4,100

(a)	Uncollectible accounts written off