Form 10-Q
period 2002-03-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2002-07-01
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

MARCH 31, 2002

OR

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED

(Exact name of registrant as specified in its charter)

England and Wales	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Secretary

NTL Incorporated

110 East 59th Street

Diamond Plaza, Daleside Road	New York, NY 10022

Nottingham NG2 3GG, England	(212) 906-8440

(Address of Registrant’s principal executive offices)	(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

As of June 14, 2002, there were 59,138,851 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

TABLE OF CONTENTS

			Page
			Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited) and December 31, 2001	2

		Condensed Consolidated Statements of Operations for Three Months Ended March 31, 2002 and 2001 (Unaudited)	3

		Condensed Consolidated Statement of Shareholder’s Deficiency for the Three Months Ended March 31, 2002 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (Unaudited)	5

		Notes to the Condensed Consolidated Financial Statements (Unaudited)	6 - 19

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20 - 31

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

	Risk Factors		34

PART II.	OTHER INFORMATION

	Item 3.	Defaults Upon Senior Securities	39

	Item 6.	Exhibits and Reports on Form 8-K	39

	SIGNATURES		40

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(See Note)

	(in £000's)
Assets

Current assets
Cash and cash equivalents	£2,617	£4,535

Trade receivables – less allowance for doubtful accounts of £8,445 (2002) and £8,373 (2001)	17,519	20,049

Other	417	212

Total current assets	20,553	24,796

Property and equipment — net	517,612	530,215

Deferred financing costs — net of accumulated amortization of £13,360 (2002) and £12,667 (2001)	11,792	12,485

Goodwill — net of accumulated amortization of £30,313 (2002) and £30,313 (2001)	66,647	66,647

Franchise costs – net of accumulated amortization of £300 (2002) and £300 (2001)	316	316

Total assets	£616,920	£634,459

Liabilities and shareholder’s deficiency

Current liabilities
Accounts payable and accrued expenses	£23,187	£30,767

Deferred revenue	5,167	4,017

Due to affiliates	9,553	2,971

Interest payable	33,427	16,788

Current portion of long-term debt	1,084,186	1,059,662

Total current liabilities	1,155,520	1,114,205

Long-term debt	–	–

Commitments and contingent liabilities

Shareholder’s deficiency:

Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding	1,478	1,478

Additional paid-in-capital	317,366	317,366

Accumulated deficit	(857,444)	(798,590)

Total shareholder’s deficiency	(538,600)	(479,746)

Total liabilities and shareholder’s deficiency	£616,920	£634,459

Note:   The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2002	2001

	(in £000's)
Revenue	£46,530	£42,357

Costs and expenses

Operating	22,733	20,961

Selling, general and administrative	14,823	23,987

Other charges	7	–

Depreciation and amortization	15,680	11,196

	53,243	56,144

Operating loss	(6,713)	(13,787)

Other income (expense)

Interest income	95	–

Interest expense and amortization of debt discount and expense	(31,297)	(30,172)

Foreign exchange losses, net	(20,939)	(47,594)

Net loss	£(58,854)	£(91,553)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIENCY
(Unaudited)
(in £000’s)

			Additional		Total Shareholder's
	Ordinary Shares		Paid-in-capital	Accumulated Deficit	Deficiency

	Shares	Par

Balance at December 31, 2001	59,138,851	£1,478	£317,366	£(798,590)	£(479,746)

Net loss	–	–	–	(58,854)	(58,854)

Balance at March 31, 2002	59,138,851	£1,478	£317,366	£(857,444)	£(538,600)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(in £000's)
Net cash provided by operating activities	£3,923	£30,296

Investing activities

Purchase of property and equipment	(5,719)	(32,358)

Net cash used in investing activities	(5,719)	(32,358)

Financing activities

Principal payments	(95)	(22)

Capital lease payments	(27)	(274)

Net cash used in financing activities	(122)	(296)

Decrease in cash and cash equivalents	(1,918)	(2,358)

Cash and cash equivalents at beginning of period	4,535	8,166

Cash and cash equivalents at end of period	£2,617	£5,808

Supplemental disclosure of cash flow information Cash paid during the period for interest	£10,351	£23,562

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

1.	Basis of Presentation

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). The Company is an indirect, wholly owned subsidiary of NTL Incorporated.

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

2.	Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated (“NTL Incorporated” and, together with its consolidated subsidiaries, “NTL”), NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Group historically incurred operating losses and negative operating cash flow. In addition, the Group has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Group historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and the debt securities of NTL Incorporated and its subsidiaries are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Group does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As of March 31, 2002, the Group had approximately £2.6 million in cash and cash equivalents and in April 2002, received approximately £13.3 million in cash from NTL Communications Corp. in exchange for 30% Senior Notes due September 29, 2004. The Group may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of it and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including the Company, upon the completion of the reorganization process. Management of the Company believes that cash and cash equivalents at March 31, 2002, the cash received in April 2002 from the issuance of senior notes and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation (“Liberty”), one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of the Company’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company’s credit facilities gave their approval in principle (on a non-legally binding basis) to the Company’s proposed plan of reorganization.

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the Diamond Cable Communications Limited publicly held notes to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. The Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL Incorporated and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of Diamond Holdings and NTL (Triangle) LLC, also an indirect, wholly-owned subsidiary of NTL Incorporated, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL Incorporated, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of its publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debts, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC—, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL’s common stock or (3) not delist shares of NTL’s common stock. NTL’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL Incorporated announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc. and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Uncertainty Related to Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

3.	Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Three Months Ended March 31,

	2002	2001

Net (loss) – as reported	£(58,854)	£(91,553)

Amortization of:

Goodwill	–	1,212

Franchise costs	–	7

	–	1,219

Net (loss) – as adjusted	£(58,854)	£(90,334)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.	Comprehensive Loss

Consolidated comprehensive loss for the three months ended March 31, 2002 and 2001 was £58.9 million and £91.6 million, respectively.

5.	Property and Equipment

Property and equipment consists of (in £000’s):

	Estimated Useful	March 31,	December 31,
	Life	2002	2001

		(Unaudited)
Set-top boxes and materials	3 Years	£161,527	£161,527

Head-ends, switches and electronics	15 Years	276,856	275,921

Civil work	40 Years	315,975	311,849

Total Operating Equipment		754,358	749,297

Land and Buildings	50 Years	5,872	5,872

Leasehold Buildings	25 Years	2,440	2,440

Computer Equipment	3 or 5 Years	12,354	12,354

Vehicles, furniture and other	3 to 15 Years	3,720	3,720

Total Other Equipment		24,386	24,386

Construction in progress		8,753	10,738

		787,497	784,421

Accumulated depreciation		(269,885)	(254,206)

		£517,612	£530,215

6.	Notes Payable

Notes payable consist of (in £000’s):

	March 31, 2002	December 31, 2001
	(Unaudited)
13 1/4% Senior Discount Notes	£200,451	£196,040

11 3/4% Senior Discount Notes	373,306	365,092

10 3/4% Senior Discount Notes	295,647	285,446

10% Senior Sterling Notes	135,000	135,000

9 1/8% Senior Notes	77,269	75,569

Mortgage loan	2,063	2,098

Capital leases	450	417

	£1,084,186	£1,059,662

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

See Note 2 for discussion of the events of default and uncertainties about compliance with the terms and conditions of the Notes. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

7.	Related Party Transactions

On April 2, 2002, NTL Communications Corp. loaned Diamond Cable Communications Limited $18.9 million (£13.3 million) in cash in exchange for 30% Senior Notes due September 29, 2004. Interest is payable semiannually in cash at a rate of 30% per annum beginning on September 30, 2002.

Since the acquisition of the Company by NTL in March 1999, a subsidiary of NTL has been providing infrastructure and management support services to the Group. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, in 2001 certain elements of the Group’s network operations and customer operations were integrated with NTL’s national and regional operations in order for the Group to gain the advantage of NTL’s scale.

The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £24.4 million and £23.9 million for the three months ended March 31, 2002 and 2001, respectively. For 2002, £9.6 million was included in operating costs and £14.8 million was included in selling, general and administrative expense. For 2001, £9.0 million was included in operating costs and £14.9 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

As of March 31, 2002 and December 31, 2001, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group.

Through March 31, 2002, the Company has received from its parent, in the form of equity contributions, cash of £182.9 million which exceeds the aggregate allocated costs charged to the Group.

8.	Commitments and Contingent Liabilities

The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.	Summarized Financial Information about Diamond Holdings Limited

On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Company’s Notes and £5.0 million annually. The following condensed consolidating financial information of the Company as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is being provided pursuant to Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9 (continued)

					(in £000's)
	Three Months Ended March 31, 2002

	Diamond	Diamond			Consolidated
Statements of Operations	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Revenue	£–	£–	£46,530	£–	£46,530

Costs and expenses

Operating	—	—	22,733	—	22,733

Selling, general and administrative	—	—	14,823	—	14,823

Other charges	—	—	7	—	7

Depreciation and amortization	—	—	15,680	—	15,680

	—	—	53,243	—	53,243

Operating loss	—	—	(6,713)	—	(6,713)

Other income (expense)

Interest income	30,100	4,829	95	(34,929)	95

Interest expense and amortization of debt discount and expenses	(25,913)	(5,317)	(34,996)	34,929	(31,297)

Foreign exchange losses, net	(1,306)	(126)	(19,507)	—	(20,939)

Equity in net loss of subsidiary	(61,735)	(61,121)	—	122,856	—

Net loss	£(58,854)	£(61,735)	£(61,121)	£122,856	£(58,854)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(in £000's)
	Three Months Ended March 31, 2001

					Consolidated
Statements of Operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Diamond Cable

Revenue	£–	£–	£42,357	£–	£42,357

Costs and expenses

Operating	—	—	20,961	—	20,961

Selling, general and administrative	—	—	23,987	—	23,987

Other charges	—	—	—	—	—

Depreciation and amortization	—	—	11,196	—	11,196

	—	—	56,144	—	56,144

Operating loss	—	—	(13,787)	—	(13,787)

Other income (expense)

Interest income	27,364	4,875	—	(32,239)	—

Interest expense and amortization of debt discount and expenses	(24,883)	(5,289)	(32,239)	32,239	(30,172)

Foreign exchange losses, net	(914)	(326)	(46,354)	—	(47,594)

Equity in net loss of subsidiary	(93,120)	(92,380)	—	185,500	—

Net loss	£(91,553)	£(93,120)	£(92,380)	£185,500	£(91,553)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 9 (continued)

					(in £000's)
	March 31, 2002

	Diamond	Diamond			Consolidated
Balance Sheets	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Current assets	£70	£70	£20,413	£–	£20,553

Investments in and advances to subsidiaries	360,150	(379,446)	—	19,296	—

Fixed and noncurrent assets	7,764	4,034	584,569	—	596,367

Total Assets	£367,984	£(375,342)	£604,982	£19,296	£616,920

Current liabilities	£899,499	£215,602	£40,419	£-	£1,155,520

Due to affiliates	—	—	1,523,419	(1,523,419)	—

Shareholder’s deficiency	(531,515)	(590,944)	(958,856)	1,542,715	(538,600)

Total liabilities and shareholder’s deficiency	£367,984	£(375,342)	£604,982	£19,296	£616,920

[Additional columns below]

[Continued from above table, first column(s) repeated]

	(in £000's)
	December 31, 2001

					Consolidated
Balance Sheets	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Diamond Cable

Current assets	£250	£-	£24,546	£-	£24,796

Investments in and advances to subsidiaries	314,716	(460,445)	—	145,729	—

Fixed and noncurrent assets	8,277		601,386		609,663

Total Assets	£323,243	£(460,445)	£625,932	£145,729	£634,459

Current liabilities	£869,636	£214,869	£29,700	£-	£1,114,205

Due to affiliates			1,340,729	(1,340,729)	—

Shareholder’s deficiency	(546,393)	(675,314)	(744,497)	1,486,458	(479,746)

Total liabilities and shareholder’s deficiency	£323,243	£(460,445)	£625,932	£145,729	£634,459

	Three Months Ended March 31, 2002

	Diamond	Diamond			Consolidated
Statements of Cash Flows	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£8,606	£(4,341)	£3,783	£(4,125)	£3,923

Investing activities:

(Advances to) repayments from subsidiaries, net	(8,536)	4,411	—	4,125	—

Purchase of property and equipment	—	—	(5,719)	—	(5,719)

Net cash provided by (used in) investing activities	(8,536)	4,411	(5,719)	4,125	(5,719)

Financing activities:

Principal payments	—	—	(95)	—	(95)

Capital lease payments	—	—	(27)	—	(27)

Net cash provided by (used in) financing activities	—	—	(122)	—	(122)

(Decrease) increase in cash	70	70	(2,058)	—	(1,918)

Cash and cash equivalents at beginning of period	—	—	4,535	—	4,535

Cash and cash equivalents at end of period	£70	£70	£2,477	£–	£2,617

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended March 31, 2001

					Consolidated
Statements of Cash Flows	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£(12,576)	£(52)	£30,296	£12,628	£30,296

Investing activities:

(Advances to) repayments from subsidiaries, net	12,576	52	(32,358)	(12,628)	(32,358)

Purchase of property and equipment	—	—	—	—	—

Net cash provided by (used in) investing activities	12,576	52	(32,358)	(12,628)	(32,358)

Financing activities:

Principal payments	—	—	(22)	—	(22)

Capital lease payments	—	—	(274)	—	(274)

Net cash provided by (used in) financing activities	—	—	(296)	—	(296)

(Decrease) increase in cash	—	—	(2,358)	—	(2,358)

Cash and cash equivalents at beginning of period	—	—	8,166	—	8,166

Cash and cash equivalents at end of period	£–	£–	£5,808	£–	£5,808

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). Except as the context may otherwise require, references to the “Group” refer to the Company and its subsidiaries.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Group historically incurred operating losses and negative operating cash flow. In addition, the Group has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Group historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have recently experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and the debt securities of NTL Incorporated and its subsidiaries are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Group does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated, did not pay cash interest on certain series of its notes that was due on April 1, 2002, April 15, 2002 and May 15, 2002. NTL Incorporated and NTL (Delaware), Inc., a wholly-owned subsidiary of NTL Incorporated, also did not pay cash interest and related fees on a series of their notes that was due on April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

As of March 31, 2002, the Group had approximately £2.6 million in cash and cash equivalents and in April 2002, received approximately £13.3 million in cash from NTL Communications Corp. in exchange for 30% Senior Notes due September 29, 2004. The Group may require additional cash in the twelve months from April 1, 2002 to March 31, 2003. NTL Incorporated expects to obtain a DIP Facility (as described below) to meet the potential cash requirements of it and its subsidiaries, excluding Cablecom. NTL Incorporated also expects that the DIP Facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including the Company, upon the completion of the reorganization process. Management of the Company believes that cash and cash equivalents at March 31, 2002, the cash received in April 2002 from the issuance of senior notes and the cash expected to be available from the DIP Facility and the exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from April 1, 2002 to March 31, 2003.

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL has been informed that the members of the unofficial steering committee of bondholders currently own, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002 NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation (“Liberty”), one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. Subsequent to April 18, 2002, Liberty has continued discussions with NTL with respect to Cablecom.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, the Company announced that it had reached a comprehensive agreement in principle with the committee (holding over 50% of the face value of NTL and its subsidiaries’ public bonds) and France Telecom, a significant holder of the Company’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under the Company’s credit facilities gave their approval in principle (on a non-legally binding basis) to the Company’s proposed plan of reorganization.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

On June 21, 2002, the United States Trustee appointed an official creditors’ committee, comprised of the three indenture trustees for the publicly traded debt of NTL and the ten members of the steering committee of bondholders. The members of the official creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisors, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; Mackay Shields LLC; SAB Capital Management L.P.; and W.R. Huff Asset Management Co., LLC.

The recapitalization plan, if implemented, would result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the Diamond Cable Communications Limited publicly held notes to NTL UK and Ireland. In addition, NTL would be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes.

During the recapitalization process, it is anticipated that NTL’s operations will continue uninterrupted, customer service will be unaffected, suppliers will be paid in the ordinary course and NTL’s management will remain in place.

To implement the proposed recapitalization, on May 8, 2002 NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The reorganization plan contemplates that the bank debt will remain in place as part of the recapitalization. On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court has scheduled July 12, 2002 for a hearing to consider approval of the amended joint reorganization plan and disclosure statement. A copy of the Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries and the related Disclosure Statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on May 28, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed such Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. The Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable.

In connection with the proposed joint reorganization plan, certain members of the unofficial committee of bondholders have committed to provide up to $500 million of new debt financing to NTL Incorporated and certain of its subsidiaries during the Chapter 11 process and for the post-recapitalized NTL, subject to bankruptcy court approval. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. The bankruptcy court has set July 2, 2002 as the date to consider approval of the DIP Facility, which has been agreed in principle with NTL and the prospective lenders under the facility. Despite such agreement, however, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the DIP Facility.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of Diamond Holdings and NTL (Triangle) LLC, also an indirect, wholly-owned subsidiary of NTL Incorporated, would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights (to be priced at a $10.5 billion enterprise value of NTL UK and Ireland) entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share, subject to anti-dilution adjustments. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same securities exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL.

Current preferred stockholders of NTL Incorporated, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition by NTL.

During the recapitalization process, NTL has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that NTL’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

Section 1129 of the United States Bankruptcy Code requires, among other things, a showing that confirmation of the proposed recapitalization plan will not be followed by liquidation or the need for further financial reorganization of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited or Diamond Holdings Limited, and that the value of distributions to dissenting holders of claims and interests may not be less than the value such holders would receive in a liquidation under Chapter 7 of the United States Bankruptcy Code. Although NTL believes that the proposed recapitalization plan will meet these tests, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its noteholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom credit facility, unless the interest payments missed by NTL Communications Corp. on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers were to be extended to May 14, 2002. As a condition to the amendment to the initial waivers, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. Such loan was actually made (with the approval of the lenders under the UK credit facilities) to NTL (UK) Group, Inc. and then on-lent to certain subsidiaries of NTL (UK) Group, Inc. This loan, which was made on April 5, 2002, is structurally senior to the outstanding public notes issued by NTL Communications Corp. and contractually senior to intra-group debt owed by NTL (UK) Group, Inc. to NTL Communications Corp. but contractually subordinated to the UK credit facilities. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and agreed, among other things, not to commence voluntary dissolution proceedings, including proceedings under Chapter 11 of the United States Bankruptcy Code, without the consent of these lenders.

As of the date of this Form 10-Q, there are no current waivers from the NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the bankruptcy court. On May 2, 2002, a memorandum was executed by NTL Incorporated, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the NTL’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL Delaware’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge only if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility which, together with the implementation of an intra-group transaction, resolved its overindebtedness. The agreement included a waiver by the lenders of various additional covenant breaches under the credit facility. Temporary measures were put in place to ensure that Cablecom’s overindebted subsidiaries were not required to institute insolvency proceedings. On June 28, 2002, the commercial registry in Switzerland confirmed the registration of the merger on July 26 and 27, 2002 of three subsidiaries of Cablecom into Cablecom or another member of the Cablecom group, which mergers resolved the problem of overindebtedness in respect of those three subsidiaries. With respect to the remaining three subsidiaries which were affected by the overindebtedness issue, subordination agreements were reached, precluding the need to notify the judge of the overindebtedness.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Communications Corp. did not make scheduled interest payments due April 1, 2002, in the aggregate amount of $74.2 million, in respect of its 9 1/2% notes due 2008, 11 1/2% notes due 2008 and 11 7/8% notes due 2010. NTL Communications Corp. also did not make interest payments falling due on April 15, 2002, totaling $17.7 million, in respect of the 12 3/4% Senior Deferred Coupon Notes due 2005 and NTL Incorporated and NTL (Delaware), Inc. did not make interest payments and payment of related fees falling due on April 15, 2002, totaling $2.5 million, in respect of their 5 3/4% Convertible Subordinated Notes due 2011. In addition, NTL Communications Corp. did not make the scheduled interest payments due May 15, 2002 in the aggregate amount of $65.0 million, in respect of its 9 1/4% notes due 2006, 6 3/4% notes due 2008 and 9 7/8% notes due 2009. Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of our other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of its publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debts, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered NTL’s long-term corporate credit rating to D from CCC—, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of NTL’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL’s common stock or (3) not delist shares of NTL’s common stock. NTL’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL Incorporated announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$448 million) in an all cash transaction. The net proceeds from the sale were approximately A$581 million (US$306 million). At that time, the business’ bank debt outstanding totaled A$227 million (US$120 million).

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group, Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc. and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

It has been agreed to engage UBS Warburg LLC by August 31, 2002 to advise in connection with an outside investment in, or sale of all or part of, Cablecom. As part of this process, NTL (Delaware), Inc. and certain of its subsidiaries have agreed to approve any such outside investment or sale, which is acceptable to the lenders under the Cablecom credit facility.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

It has also been agreed that if such a sale of all or part of Cablecom is consummated on or before August 31, 2003, the lenders under the Cablecom credit facility will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and other expenses and taxes of the sale. There can be no assurance that any outside investment in, or sale of all or part of, Cablecom pursuant to the Cablecom credit facility will be on terms that are favorable to NTL and such investment or sale could have a material adverse effect on NTL’s finances and business. In particular, in the current environment, NTL’s shareholding in Cablecom may have little or no value, which may result in NTL receiving little or no consideration for its equity interest in Cablecom.

Further, if a third party makes an investment in Cablecom there can be no assurance that NTL will be able to maintain its ability to direct the management of Cablecom.

Description of Outstanding Notes

The following summarizes the terms of the significant notes issued by the Company and Diamond Holdings as of March 31, 2002. The holders of the debt have the right to accelerate repayment, or may have such right, which has caused all of the Group’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Group’s contractual obligations as of March 31, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, or may have such right, which has caused all of the Group’s long-term debt to be classified as current. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

The Group has no significant commercial commitments as of March 31, 2002.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

		(in millions)
Long-Term Debt	£1,081.7	£ —	£200.5	£373.3	£507.9

Capital Lease Obligations (1)	0.4	0.4	—	—	—

Operating Leases (1)	0.7	0.3	0.4	—	—

Unconditional Purchase Obligations	1.0	1.0	—	—	—

Other Long-Term Obligations	None	—	—	—	—

Total Contractual Cash Obligations	£1,083.8	£1.7	£200.9	£373.3	£507.9

(1)	These amounts are as of December 31, 2001 which are not significantly different from March 31, 2002.

Condensed Consolidated Statements of Cash Flows

Net cash provided by operating activities amounted to £3.9 million and £30.3 million for the three months ended March 31, 2002 and 2001, respectively. During the three months ended March 31, 2001, net cash provided by operating activities was primarily due to a £50.6 million increase in due to affiliates. The remainder of the change for the three months ended March 31, 2001 and for the three months ended March 31, 2002 is due to changes in working capital as a result of the timing of receipts and disbursements.

Net cash used in investing activities amounted to £5.7 million and £32.4 million for the three months ended March 31, 2002 and 2001, respectively, primarily for continuing fixed asset purchases and construction. The Company expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Net cash used in financing activities amounted to £0.1 million and £0.3 million in the three months ended March 31, 2002 and 2001, respectively, resulting from mortgage principal payments and capital lease payments.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

We expect our growth in 2002 to be curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our ARPU and results of operations will be adversely affected.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we may find it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first quarter of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Revenue for the three months ended March 31, 2002 and 2001 was £46.5 million, and £42.4 million, respectively, representing an increase of 9.9%. The increase in revenue was due to price increases and upselling new services to customers. The increase was partially offset by a reduction in the customer base due to disconnects and a reduction in sales activity.

Operating costs (including network expenses) for the three months ended March 31, 2002 and 2001 were £22.7 million and £21.0 million, respectively, representing an increase of 8.5%. Operating costs (including network expenses) as a percentage of revenue were 48.9% and 49.5% in the three months ended March 31, 2002 and 2001, respectively. The improved margin has resulted from efficiencies gained in the network and negotiated reductions in the costs of interconnection and television programming. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Group’s subscription free Internet service. In the three months ended March 31, 2002 and 2001, these charges were £9.6 million and £9.0 million, respectively.

Selling, general and administrative expenses for the three months ended March 31, 2002 and 2001 were £14.8 million and £24.0 million, respectively, representing a decrease of 38.2%. Selling, general and administrative expenses as a percentage of revenue were 31.9% and 56.6% in the three months ended March 31, 2002 and 2001, respectively. This reduction results from the continued progress NTL has made in improving efficiencies and reducing costs. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. These charges were £14.8 million and £14.9 million in the three months ended March 31, 2002 and 2001, respectively.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Other charges of £7,000 in 2002 were allocated to the Group by a subsidiary of NTL and include costs related to information technology integration, as well as costs incurred for business rationalization consulting.

Depreciation and amortization expense for three months ended March 31, 2002 and 2001 was £15.7 million and £11.2 million, respectively, representing an increase of £4.5 million. The Group adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. Depreciation and amortization expense in the three months ended March 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £1.2 million, would have been £10.0 million. The increase in 2002 as compared to 2001 as adjusted is primarily due to an increase in depreciation of telecommunications and cable television equipment.

Interest expense and amortization of debt discount and expenses for the three months ended March 31, 2002 and 2001 was £31.3 million and £30.2 million, respectively, representing an increase of £1.1 million. For the three months ended March 31, 2002, interest expense includes the accretion of the discount on the Discount Notes of £3.7 million, interest on the notes of £26.9 million and amortization of deferred financing costs of £0.7 million. For the three months ended March 31, 2001, interest expense includes the accretion of the discount on the Discount Notes of £7.0 million, interest on the 1994, 1995 and 1998 Notes of £22.5 million and amortization of deferred financing costs of £0.7 million.

A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. During the three months March 31, 2002 and 2001, the Group recognized net foreign exchange losses of £20.9 million and £47.6 million, respectively, primarily due to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this new standard did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

The following table shows the Company’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £ 000’s).

	Three Months Ended March 31,

	2002	2001

Net (loss) – as reported	£(58,854)	£(91,553)

Amortization of:

Goodwill	–	1,212

Franchise costs	–	7

	–	1,219

Net (loss) – as adjusted	£(58,854)	£(90,334)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Group to continue as a going concern; the ability of the Group to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Group’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Group’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Group to attract and retain customers; general economic and business conditions, technological developments, the Group’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Group is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Since 1998, the Group has not entered into derivative financial instruments.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

DIAMOND CABLE COMMUNICATIONS LIMITED

	Nine
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	03/31/02
Long-term Debt Including Current Portion

U.S. Dollars
Fixed Rate	–	–	$285.1	$531.0	–	$420.5	$110.0	$1,346.6	$482.4

Average Interest Rate			13.25%	11.75%		10.75%	9.13%

Average Forward Exchange Rate			.7076	.7066		.7021	.6989

U.K. Pound

Fixed Rate	–	–	–	–	–	–	£135.0	£135.0	£98.6

Average Interest Rate							10.0%

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Risk Factors

Diamond Cable Communications and Diamond Holdings are intermediate holding companies that are dependent upon receipt of sufficient funds from their subsidiaries or parent companies to meet their obligations. Unless NTL’s proposed recapitalization plan is implemented, it is likely that NTL will not be able to provide us with cash in the future, at least in the short-term.

Diamond Cable Communications and Diamond Holdings are intermediate holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries. We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and or other NTL Incorporated subsidiaries. Given NTL’s liquidity situation, unless its proposed recapitalization plan is implemented it is likely that NTL will not be able to provide us with cash at least for the short-term.

We currently have limited liquidity. If NTL is unable to successfully implement a recapitalization, there is substantial doubt about our ability to continue as a going concern.

We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and its credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002 we filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, we filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. We may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan will require the support of our creditors.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to a Chapter 11 bankruptcy proceeding. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the United States bankruptcy court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of NTL creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of our business would be eroded to the detriment of some or all our stakeholders.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Despite an agreement in principle between NTL and its prospective lenders under the DIP facility, there can be no assurance that a definitive agreement will be reached which may adversely affect reorganized NTL’s ability to access sufficient liquidity to continue ordinary operations.

Despite an agreement in principle between NTL and the prospective lenders under the DIP facility, GE Capital, the sole holder of the 5 3/4% Convertible Subordinated Notes due 2011, and Wilmington Trust Company, the trustee, have objected to the terms of the DIP Facility. There can be no assurance that a definitive agreement will be reached with the prospective lenders or that the objections by Wilmington Trust Company and GE Capital will not continue to delay or prevent the entering by the United States Trustee of the final order approving the terms of the DIP Facility as it is currently drafted. Failure to reach an agreement or obtain a final order may have an adverse affect on NTL’s ability to access sufficient liquidity to continue ordinary operations.

NTL is in default under its credit facilities.

Before NTL could commence negotiations with the unofficial committee of its noteholders it needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of the credit facilities with respect to the missed interest payments on April 1, 2002. In addition, NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code constituted an event of default under NTL's UK credit facilities and the Cablecom credit facility.

NTL did not pay interest due on some of its outstanding notes on April 1, 2002, April 15, 2002 and May 15, 2002, and NTL does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees due on April 1, 2002, April 15, 2002 and May 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filing, this debt is immediately due and payable.

NTL has no current availability under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. If that facility is not refinanced or Cablecom cannot be sold, the Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom would be unable to repay the facility which would have a material adverse effect on its business.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

It is likely NTL will lose its net operating loss carryforwards for U.S. income tax purposes in connection with the proposed recapitalization plan.

A restructuring of NTL’s debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be non-taxable. If the COD is non-taxable, NTL will be required to reduce its net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, NTL will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, NTL’s Chapter 11 bankruptcy filing and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of NTL’s key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding NTL’s financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if NTL successfully completes the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may adversely affect our relationships with our suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of our business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of our business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

Our growth has been curtailed by funding constraints.

We have significantly decreased the amount we are spending on capital expenditures due to our liquidity constraints. As a result, we will be unable to increase our subscriber numbers in the short term and our revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In our consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

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

Failure to successfully market broadband to our existing consumer client base will adversely impact our revenue and results of operations.

A significant component of our strategy to increase our average revenue per unit is to successfully market broadband products to our existing consumer client base. However, we believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our average revenue per unit and our results of operations will be adversely affected.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

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

We encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling while we pay interest and principal obligations with respect to most of our existing indebtedness in U.S. dollars. We cannot assure you that hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers and directors could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers and directors which were commenced by seven of its purported security holders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged if the proposed recapitalization plan is confirmed by the bankruptcy court. The claims arising out of the suits against the individual officers and directors remain and will not be discharged under the recapitalization plan. Defense of such suits may divert these officers’ or directors’ time and resources from managing the operations of NTL’s business. If these officers and directors spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

PART II	OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Chapter 11 Bankruptcy Filing

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed an arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing. The Chapter 11 bankruptcy filing constituted an event at default under the indentures of each of the entities which made the Chapter 11 filing and amounts outstanding under these indentures became immediately due and payable.

         Aggregate Amount of Defaults

Principal

As of March 31, 2002, Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,539.0 million in principal amount of debt. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

None.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED

Date: June 28, 2002	By:	/s/ Barclay Knapp Barclay Knapp Director

Date: June 28, 2002	By:	/s/ John Gregg John Gregg Director