Form 10-Q
period 2002-06-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2002-08-19
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

JUNE 30, 2002

OR

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED
(Exact name of registrant as specified in its charter)

England and Wales	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Diamond Plaza, Daleside Road Nottingham NG2 3GG, England	Secretary NTL Incorporated 110 East 59th Street New York, NY 10022 (212) 906-8440

(Address of Registrant’s principal executive offices)	(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

As of June 30, 2001, there were 59,138,851 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

			Page
			Number

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2002 (Unaudited) and December 31, 2001	2

		Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2002 and 2001 (Unaudited)	3

		Condensed Consolidated Statement of Shareholder’s Deficiency for the Six Months Ended June 30, 2002 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (Unaudited)	5

		Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

RISK FACTORS			46

PART II.	OTHER INFORMATION

	Item 3.	Defaults Upon Senior Securities	53

	Item 6.	Exhibits and Reports on Form 8-K	54

	SIGNATURES		55

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(See Note)
	(in £000’s)
Assets

Current assets

Cash and cash equivalents	£10,950	£4,535

Trade receivables — less allowance for doubtful accounts of £4,315 (2002) and £8,373 (2001)	16,583	20,049

Other	888	212

Total current assets	28,421	24,796

Property and equipment — net	507,229	530,215

Deferred financing costs — net of accumulated amortization of £14,065 (2002) and £12,667 (2001)	11,087	12,485

Goodwill	66,647	66,647

Franchise costs	316	316

Total assets	£613,700	£634,459

Liabilities and shareholder’s deficiency

Liabilities not subject to compromise

Current liabilities

Accounts payable and accrued expenses	£21,158	£30,767

Deferred revenue	5,083	4,017

Due to affiliates	16,640	2,971

Interest payable	—	16,788

Current portion of long-term debt	2,480	1,059,662

Total current liabilities	45,361	1,114,205

Long-term debt	—	—

Commitments and contingent liabilities

Liabilities subject to compromise	1,066,709	—

Shareholder’s deficiency:

Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding	1,478	1,478

Additional paid-in-capital	317,366	317,366

Accumulated deficit	(817,214)	(798,590)

Total shareholder’s deficiency	(498,370)	(479,746)

Total liabilities and shareholder’s deficiency	£613,700	£634,459

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(in £000’s)
Revenue	£90,196	£87,848	£43,666	£45,491

Costs and expenses

Operating (exclusive of depreciation shown separately below)	44,936	50,493	22,203	29,532

Selling, general and administrative	28,389	37,179	13,566	13,192

Depreciation	31,065	26,652	15,385	15,456

Amortization	—	2,438	—	2,438

	104,390	116,762	51,154	60,618

Operating loss	(14,194)	(28,914)	(7,488)	(15,127)

Other income (expense)

Interest income	181	–	86	–

Interest expense (contractual interest of £62,590 (2002)) and amortization of debt discount and expenses	(47,978)	(60,815)	(16,681)	(30,643)

Foreign exchange gains (losses), net	43,397	(55,448)	64,336	(7,854)

(Loss) income before recapitalization items	(18,594)	(145,177)	40,253	(53,624)

Recapitalization item

Professional fees	(30)	—	(23)	—

Net (loss) income	£(18,624)	£(145,177)	£40,230	£(53,624)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIENCY
(Unaudited)
(in £000’s)

			Additional		Total
			Paid-in-	Accumulated	Shareholder's
	Ordinary Shares		capital	Deficit	Deficiency

	Shares	Par
Balance at December 31, 2001	59,138,851	£1,478	£317,366	£(798,590)	£(479,746)

Net loss	–	–	–	(18,624)	(18,624)

Balance at June 30, 2002	59,138,851	£1,478	£317,366	£(817,214)	£(498,370)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(in £000's)
Net cash provided by operating activities	£3,955	£18,641

Investing activities

Purchase of property and equipment	(10,317)	(38,701)

Net cash used in investing activities	(10,317)	(38,701)

Financing activities

Principal payments	(184)	(728)

Loan notes payable to NTL Communications Corp.	12,961	–

Contributions from NTL Communications Corp.	–	22,273

Net cash provided by financing activities	12,777	21,545

Increase in cash and cash equivalents	6,415	1,485

Cash and cash equivalents at beginning of period	4,535	8,166

Cash and cash equivalents at end of period	£10,950	£9,651

Supplemental disclosure of cash flow information

Cash paid during the period for interest	£23,598	£45,892

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Petition for Relief under Chapter 11

On May 8, 2002, Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) and Diamond Holdings Limited (formerly Diamond Holdings Plc) (the “Debtors”) filed petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The Debtors filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp and Communications Cable Funding Corp. Also, on May 8, 2002, the Debtors filed proceedings for Administration in England. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtor-in-Possession. These claims are reflected in the balance sheet as “Liabilities subject to compromise”. Additional claims (Liabilities subject to compromise) may arise subsequent to the filing date. Claims secured against the Debtors assets (“Secured claims”) also are stayed, although the holders of such claims have the right to move the court for relief from the stay.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of their prepetition obligations. The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of their prepetition debt obligations. Contractual interest on those obligations amounts to £62.6 million, which is £14.6 million in excess of reported interest expense. Diamond Cable Communications Limited has discontinued accruing interest expense on its obligations. Diamond Holdings Limited has continued to accrue interest on its notes because it is probable that such interest will be paid upon emergence from Chapter 11 proceedings.

The principal purpose of the administration orders of the Courts of England and Wales under Part II of the Insolvency Act relating to the Debtors is the survival of the Debtors and the whole or any part of their undertakings as going concerns. The effect of the administration orders is to provide moratorium protections similar to the effect of the automatic stay of section 362 of the Bankruptcy Code with respect to any creditor action in the United Kingdom (referred to as the UK) pending confirmation and consummation of the Debtors’ joint reorganization plan.

2.	Basis of Presentation

Diamond Cable Communications Limited (the “Company”) is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the UK. The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (“Diamond Holdings”). The Company is an indirect, wholly-owned subsidiary of NTL Incorporated.

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”.

The accompanying unaudited condensed consolidated financial statements of the Company and its Subsidiaries (the “Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

As indicated below, substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Certain prior period amounts have been reclassified to conform to the current presentation.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Group historically incurred operating losses and negative operating cash flow. In addition, the Group has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Group historically met these liquidity requirements through issuances of high yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Group does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002 including interest payments of the Company and Diamond Holdings of $69.3 million. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Group had approximately £11.0 million in cash and cash equivalents on hand. The Group may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL Incorporated obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of its and its subsidiaries, excluding Cablecom. NTL Incorporated expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including the Company and its subsidiaries, upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Debtors’ emergence from Chapter 11. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £4.5 million from July 1, 2002 to June 30, 2003. Management of the Company believes that cash and cash equivalents on hand at June 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland (one of two new entities to be created under the plan). In addition, if the plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a prearranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL's operating subsidiaries were not included in the Chapter 11 filing.

On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The Bankruptcy Court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

Recapitalization Expense

Recapitalization items of £30,000 were incurred in the six months ended June 30, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the completion of the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £23 million through June 30, 2002, including approximately £13 million for employee retention related to substantially all of NTL’s UK employees and approximately £10 million for financial advisor, legal, accounting and consulting costs. The Company expects to be charged in the third quarter of 2002 for its share of these expenses as well as expenses incurred after June 30, 2002.

DIP facility

In connection with the proposed joint reorganization plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL Incorporated and some of its subsidiaries during the Chapter 11 process. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NTL’s ability to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A warrants will be listed on an exchange or be eligible for trading on an inter-dealer

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. These can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the Bankruptcy Court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. The Company does not have any ownership interest in this group, although the condition of this group can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Incorporated and certain of its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million
	Total	$82.8 million

July 15, 2002:
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million

August 15, 2002:
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). The Company did not have an ownership interest in NTL Australia.

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2 in Sweden, a company which is deploying fiber directly to the home throughout Scandinavia. The Company does not have any ownership interest in B2 although the condition of B2 can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request for funding at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections. The Company does not have an ownership interest in Premium TV Limited, although the condition of Premium TV Limited can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

4.	Recent Accounting Pronouncements

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that franchise costs should continue to be classified separate from goodwill, and that these costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. Effective January 1, 2002, the Group has no amortization expense.

The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Six Months Ended June 30,

	2002	2001

Net loss – as reported	£(18,624)	£(145,177)

Amortization of:

Goodwill	–	2,425

Franchise costs	–	13

	–	2,438

Net loss – as adjusted	£(18,624)	£(142,739)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Comprehensive Loss

Consolidated comprehensive loss for the six months ended June 30, 2002 and 2001 was £18.6 million and £145.2 million, respectively. Consolidated comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was £40.2 million and (£53.6) million, respectively.

6.	Property and Equipment

Property and equipment consists of (in £000’s):

	Estimated	June 30,	December 31,
	Useful Life	2002	2001

	(Unaudited)
Set-top boxes and materials	3 Years	£162,483	£161,527

Head-ends, switches and electronics	15 Years	278,385	275,921

Civil work	40 Years	318,268	311,849

Total Operating Equipment		759,136	749,297

Land and Buildings	50 Years	5,872	5,872

Leasehold Buildings	25 Years	2,440	2,440

Computer Equipment	3 to 5 Years	12,354	12,354

Vehicles, furniture and other	3 to 15 Years	3,721	3,720

Total Other Equipment		24,387	24,386

Construction in progress		8,976	10,738

		792,499	784,421

Accumulated depreciation		(285,270)	(254,206)

		£507,229	£530,215

7.	Liabilities subject to compromise

Liabilities subject to compromise consist of (in £000’s):

June 30,
2002

(Unaudited)
Accrued interest	£35,737

13 1/4% Senior Discount Notes	187,013

11 3/4% Senior Discount Notes	348,280

10 3/4% Senior Discount Notes	275,828

10% Senior Sterling Notes	135,000

9 1/8% Senior Notes	72,089

30% Loan Note payable to NTL Communications Corp. including accrued interest of £372	12,762

£1,066,709

Pursuant to the proposed plan of reorganization, the Diamond Holdings 10% Senior Sterling Notes and 9 1/8% Senior Notes will remain outstanding upon emergence from the Chapter 11 proceedings.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Long – Term Debt

Long – term debt, exclusive of amounts subject to compromise, consists of (in £000’s):

	June 30,	December 31,
	2002	2001

	(Unaudited)
13 1/4% Senior Discount Notes	£–	£196,040

11 3/4% Senior Discount Notes	–	365,092

10 3/4% Senior Discount Notes	–	285,446

10% Senior Sterling Notes	–	135,000

9 1/8% Senior Notes	–	75,569

Mortgage loan	2,031	2,098

Capital leases	449	417

	2,480	1,059,662

Less current portion	2,480	1,059,662

	£–	£–

9.	Related Party Transactions

On April 2, 2002, NTL Communications Corp. loaned Diamond Cable Communications Limited $18.9 million in cash in exchange for 30% Senior Notes due September 29, 2004. Interest is payable semiannually in cash at a rate of 30% per annum beginning on September 30, 2002. The principal amount outstanding of £12.4 million plus accrued interest of £372,000 (total of £12.8 million) at June 30, 2002 is included in liabilities subject to compromise. Pursuant to the proposed plan of reorganization, the Company’s note payable to NTL Communications Corp. is expected to be contributed by NTL Communications Corp. to the Company in exchange for one additional share of common stock of the Company.

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

The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £48.1 million and £45.1 million for the six months ended June 30, 2002 and 2001, respectively. For 2002, £19.7 million was included in operating costs and £28.4 million was included in selling, general and administrative expense. For 2001, £18.0 million was included in operating costs and £27.1 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

As of June 30, 2002 and December 31, 2001, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group. The due to affiliates balance is not subject to compromise because it is a liability of subsidiaries not in reorganization.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Commitments and Contingent Liabilities

The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

11.	Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization including Summarized Financial Information about Diamond Holdings Limited

The following condensed consolidating financial statements of the Company as of June 30, 2002 and December 31, 2001 and for the three and six months ended June 30, 2002 and 2001 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Diamond Cable Communications Limited and Diamond Holdings Limited are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of the Company are included in Entities Not in Reorganization.

On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Company’s Notes and £5.0 million annually. The following condensed consolidating financial information of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is being provided pursuant to Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 (CONTINUED)

	Six months ended June 30, 2002 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£90,196	£–	£90,196

Costs and expenses

Operating	–	–	–	–	44,936		44,936

Selling, general and administrative	–	–	–	–	28,389	–	28,389

Depreciation	–	–	–	–	31,065	–	31,065

	–	–	–	–	104,390	–	104,390

Operating loss	–	–	–	–	(14,194)	–	(14,194)

Other income (expense)

Interest income	58,959	9,523	–	68,482	181	(68,482)	181

Interest expense and amortization of debt discount and expenses	(37,330)	(10,557)	–	(47,887)	(68,573)	68,482	(47,978)

Foreign exchange losses, net	(3,339)	(3)	–	(3,342)	46,739	–	43,397

Equity in net loss of subsidiary	(36,899)	(35,847)	36,899	(35,847)	–	35,847	–

Earnings before Recapitalization items	(18,609)	(36,884)	36,899	(18,594)	(35,847)	35,847	(18,594)

Recapitalization items	(15)	(15)	–	(30)	–	–	(30)

Net (loss) income	£(18,624)	£(36,899)	£36,899	£(18,624)	£(35,847)	£35,847	£(18,624)

	Six months ended June 30, 2001 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£87,848	£–	£87,848

Costs and expenses

Operating	–	–	–	–	50,493	–	50,493

Selling, general and administrative	4	–	–	4	37,175	–	37,179

Depreciation and amortization	–	–	–	–	29,090	–	29,090

	4	–	–	4	116,758	–	116,762

Operating loss	(4)	–	–	(4)	(28,910)	–	(28,914)

Other income (expense)

Interest income	55,976	9,602	–	65,578	–	(65,578)	–

Interest expense and amortization of debt discount and expenses	(50,217)	(10,598)	–	(60,815)	(65,578)	65,578	(60,815)

Foreign exchange losses, net	(1,532)	(408)	–	(1,940)	(53,508)	–	(55,448)

Equity in net loss of subsidiary	(149,400)	(147,996)	149,400	(147,996)	–	147,996	–

Net (loss) income	£(145,177)	£(149,400)	£149,400	£(145,177)	£(147,996)	£147,996	£(145,177)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 (CONTINUED)

	Three months ended June 30, 2002 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£43,666	£–	£43,666

Costs and expenses

Operating	–	–	–	–	22,203	–	22,203

Selling, general and administrative	(3)	(4)	–	(7)	13,573	–	13,566

Depreciation	–	–	–	–	15,385	–	15,385

	(3)	(4)	–	(7)	51,161	–	51,154

Operating income (loss)	3	4	–	7	(7,495)	–	(7,488)

Other income (expense)

Interest income	28,859	4,694	–	33,553	86	(33,553)	86

Interest expense and amortization of debt discount and expenses	(10,454)	(5,240)	–	(15,694)	(34,540)	33,553	(16,681)

Foreign exchange gains (losses), net	(2,036)	123	–	(1,913)	66,249	–	64,336

Equity in net loss of subsidiary	23,866	24,300	(23,866)	24,300	–	(24,300)	–

Earnings before Recapitalization items	40,238	23,881	(23,866)	40,253	24,300	(24,300)	40,253

Recapitalization items	(8)	(15)	–	(23)	–	–	(23)

Net income (loss)	£40,230	£23,866	£(23,866)	£40,230	£24,300	£(24,300)	£40,230

	Three months ended June 30, 2001 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£45,491	£–	£45,491

Costs and expenses

Operating	–	–	–	–	29,532	–	29,532

Selling, general and administrative	3	–	–	3	13,189	–	13,192

Depreciation and amortization	–	–	–	–	17,894	–	17,894

	3	–	–	3	60,615	–	60,618

Operating income (loss)	(3)	–	–	(3)	(15,124)	–	(15,127)

Other income (expense)

Interest income	28,334	4,727	–	33,061	–	(33,061)	–

Interest expense and amortization of debt discount and expenses	(25,331)	(5,312)	–	(30,643)	(33,061)	33,061	(30,643)

Foreign exchange gains (losses), net	(618)	(82)	–	(700)	(7,154)	–	(7,854)

Equity in net loss of subsidiary	(56,006)	(55,339)	56,006	(55,339)	–	55,339	–

Net income (loss)	£(53,624)	£(56,006)	£56,006	£(53,624)	£(55,339)	£55,339	£(53,624)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 (CONTINUED)

	June 30, 2002
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Balance Sheets

Current Assets	£304	£305	£–	£609	£27,812	£–	£28,421

Investments in and advances to Subsidiaries	345,272	(440,047)	651,546	556,771	–	(556,771)	–

Fixed and non current assets	7,225	3,862	–	11,087	574,192	–	585,279

Total Assets	£352,801	£(435,880)	£651,546	£568,467	£602,004	£(556,771)	£613,700

Current Liabilities	£42	£100	£–	£142	£45,219	£–	£45,361

Liabilities subject to compromise	851,143	215,566	–	1,066,709	–	–	1,066,709

Due to affiliates	–	–	–	–	1,198,057	(1,198,057)	–

Shareholders deficiency	(498,384)	(651,546)	651,546	(498,384)	(641,272)	641,286	(498,370)

Total liabilities and shareholders deficiency	£352,801	£(435,880)	£651,546	£568,467	£602,004	£(556,771)	£613,700

	December 31, 2001
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Balance Sheets

Current Assets	£–	£–	£–	£–	£24,796	£–	£24,796

Investments in and advances to Subsidiaries	366,823	(399,755)	614,634	581,702	–	(581,702)	–

Fixed and non current assets	8,278	4,207	–	12,485	597,178	–	609,663

Total Assets	£375,101	£(395,548)	£614,634	£594,187	£621,974	£(581,702)	£634,459

Current Liabilities	£854,847	£219,086	£–	£1,073,933	£40,272	£–	£1,114,205

Due to affiliates		–	–	–	1,187,130	(1,187,130)	–

Shareholders deficiency	(479,746)	(614,634)	614,634	(479,746)	(605,428)	605,428	(479,746)

Total liabilities and shareholders deficiency	£375,101	£(395,548)	£614,634	£594,187	£621,974	£(581,702)	£634,459

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 11 (CONTINUED)

	Six months ended June 30, 2002 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statement of Cashflows

Net cash(used in) provided by operating activities	£(12,222)	£(10,498)	£–	£(22,720)	£15,857	£10,818	£3,955

Investing activities

(Advances to) repayments from subsidiaries, net	250	10,568	–	10,818	–	(10,818)	–

Purchase of property and equipment	–	–	–	–	(10,317)	–	(10,317)

Net cash provided by (used in) investing activities	250	10,568	–	10,818	(10,317)	(10,818)	(10,317)

Financing activities

Principal payments	–	–	–	–	(184)	–	(184)

Loan notes payable to NTL Communications Corp.	12,961	–	–	12,961	–	–	12,961

Net cash provided by (used in) financing activities	12,961	–	–	12,961	(184)	–	12,777

Increase in cash and cash equivalents	989	70	–	1,059	5,356	–	6,415

Cash and cash equivalents at beginning of period	–	–	–	–	4,535	–	4,535

Cash and cash equivalents at end of period	£989	£70	£–	£1,059	£9,891	£–	£10,950

	Six Months ended June 30, 2001 (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statement of Cashflows

Net cash(used in) provided by operating activities	£(33,030)	£(10,309)	£–	£(43,339)	£40,914	£21,066	£18,641

Investing activities

(Advances to) repayments from subsidiaries, net	10,757	10,309	–	21,066	–	(21,066)	–

Purchase of property and equipment	–	–	–	–	(38,701)	–	(38,701)

Net cash provided by (used in) investing activities	10,757	10,309	–	21,066	(38,701)	(21,066)	(38,701)

Financing activities

Principal payments	–	–	–	–	(728)	–	(728)

Contributions from NTL Communications Corp.	22,273	–	–	22,273	–	–	22,273

Net cash provided by (used in) financing activities	22,273	–	–	22,273	(728)	–	21,545

Increase in cash and cash equivalents	–	–	–	–	1,485	–	1,485

Cash and cash equivalents at beginning of period	–	–	–	–	8,166	–	8,166

Cash and cash equivalents at end of period	£–	£–	£–	£–	£9,651	£–	£9,651

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). Except as the context may otherwise require, references to the “Group” refer to the Company and its subsidiaries. The Company is an indirect, wholly-owned subsidiary of NTL Incorporated. Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL.”

Key points concerning our current financial condition and our planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002 including interest payments of the Company and Diamond Holdings of $69.3 million.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

•	In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

•	Under the proposed reorganization plan, NTL will be split into two companies, one holding all of its main UK and Ireland assets (tentatively referred to as NTL UK and Ireland), and the other holding various continental European and other assets (tentatively referred to as NTL Euroco).

•	Holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications would receive 100% of the initial common stock of NTL UK and Ireland and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. would have the option to reinvest all or a portion of NTL (Delaware), Inc. cash in additional shares of common stock or to receive such cash in the recapitalization.

•	Common and preferred stockholders, including France Telecom, would participate in a package of rights (to be priced at a $10.5 billion enterprise value) and warrants entitling them to purchase primary common stock of NTL UK and Ireland. If fully exercised, those rights and warrants would entitle the current preferred stockholders to acquire approximately 23.6% and the current common stockholders to acquire approximately 8.9% of NTL UK and Ireland’s common stock. Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco.

•	Under the reorganization plan, NTL will convert approximately $10.9 billion of debt to equity, thereby reducing NTL UK and Ireland’s debt to approximately $5.8 billion (projected pro forma net debt as of September 1, 2002 as per the amended disclosure statement filed on July 15, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the reorganization plan, NTL Euroco’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession financing in the principal amount of $630 million in an order dated July 3, 2002. The DIP facility was entered into on July 15, 2002.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved the Debtors’ amended disclosure statement.

•	The confirmation hearing in respect of the Debtors’ second amended joint reorganization plan, filed with the Bankruptcy Court on July 15, 2002, has been scheduled for September 5, 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (referred to as the proposed recapitalization plan). NTL Triangle and NTL’s operating subsidiaries were not included in the Chapter 11 filing.

Also, on May 8, 2002, the Company and Diamond Holdings filed proceedings for Administration in England. The principal purpose of the administration orders of the Courts of England and Wales under Part II of the Insolvency Act relating to the Debtors is the survival of the Debtors and the whole or any part of their undertakings as going concerns. The effect of the administration orders is to provide moratorium protections similar to the effect of the automatic stay of section 362 of the Bankruptcy Code with respect to any creditor action in the United Kingdom (referred to as the UK) pending confirmation and consummation of the Debtors’ joint reorganization plan. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussions with certain third parties regarding strategic alternatives for NTL’s business.

The Group historically incurred operating losses and negative operating cash flow. In addition, the Group has required significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Group historically met these liquidity requirements through issuances of high yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp., a wholly-owned subsidiary of NTL Incorporated. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and its debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Group does not currently have access to its historic sources of capital.

In addition, NTL’s UK credit facilities are fully drawn. The revolving tranche of the Cablecom credit facility has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite majority of the lenders under that facility. The term tranche of the Cablecom credit facility is fully drawn. NTL has missed interest payments totaling $381.5 million beginning on April 1, 2002 including interest payments of the Company and Diamond Holdings of $69.3 million. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As of June 30, 2002, the Group had approximately £11.0 million in cash and cash equivalents on hand. The Group may require additional cash in the twelve months from July 1, 2002 to June 30, 2003. NTL Incorporated obtained a Court approved $630 million DIP facility (described below) on July 15, 2002 to meet the potential cash requirements of its and its subsidiaries, excluding Cablecom. NTL Incorporated expects that the DIP facility will be replaced with an exit facility for NTL Communications Corp. and its subsidiaries, including the Company and its subsidiaries, upon the completion of the recapitalization process, in part because the DIP facility will mature concurrently with the Debtors’ emergence from Chapter 11. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £4.5 million from July 1, 2002 to June 30, 2003. Management of the Company believes that cash and cash equivalents on hand at June 30, 2002, and the cash available from the DIP

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries cash requirements during the twelve months from July 1, 2002 to June 30, 2003.

Events Leading to the Proposed Recapitalization and Chapter 11 Filings

Beginning in January 2002, NTL was contacted by an unofficial committee of bondholders regarding the commencement of a comprehensive and consensual restructuring process. NTL was informed at that time that the members of the unofficial steering committee of bondholders owned, in the aggregate, more than 50% of the outstanding principal amount of NTL’s notes. In connection with the restructuring process, the steering committee of the unofficial committee of bondholders retained advisors to facilitate the negotiations.

On January 31, 2002, NTL announced that it had appointed Credit Suisse First Boston, JP Morgan and Morgan Stanley to advise on strategic and recapitalization alternatives to strengthen its balance sheet and reduce debt and put an appropriate capital structure in place for its business. Subsequently, NTL evaluated various recapitalization alternatives, and met with a number of strategic investors, to effect a comprehensive consensual reorganization in a timely manner to minimize negative effects on its business operations. Discussions with such strategic investors did not result in a proposal which NTL’s board of directors believed was comparable or superior to the value provided to its stakeholders by the proposed plan of reorganization.

Liberty Media Corporation, one of such potential strategic investors, which is also a significant shareholder in Telewest plc, another British cable and telephone company, has discussed various transactions with NTL from time to time over the past several years. In March 2002, Liberty and NTL amended a previously existing confidentiality agreement between them to cover the restructuring process and to include a “standstill” agreement which prohibited various acquisitions of, or offers, for NTL debt or equity securities by Liberty and its subsidiaries until June 30, 2002.

On April 17, 2002, Liberty sent a proposal to NTL’s board of directors, which proposed a cash tender offer for 30% of the outstanding bonds of NTL Communications Corp. at a “small premium” to the prevailing market price and an agreement to vote such acquired bonds in favor of the proposed plan of reorganization, as well as a “participation” with NTL in a cash infusion of up to $500 million into Cablecom. After consultation with NTL’s board of directors and the steering committee of bondholders on April 18, 2002, NTL indicated to Liberty that it did not consider the Liberty proposal to be in the best interests of NTL and that the best course of action for NTL to maximize its enterprise value was to promptly consummate the proposed plan of reorganization. By letter dated June 28, 2002, NTL received notice that Liberty was ceasing all discussions with NTL concerning its proposals.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL commenced negotiations with the steering committee of the unofficial committee of bondholders and its legal and financial advisors. The negotiations continued during the latter part of March and throughout April 2002, and also included France Telecom. On April 16, 2002, NTL announced that it had reached a comprehensive agreement in principle with the unofficial committee and France Telecom, a significant holder of NTL Incorporated’s preferred stock, on implementing a recapitalization plan. On May 2, 2002, a steering committee of the lending banks under NTL’s credit facilities gave their approval in principle (on a non-legally binding basis) to NTL’s proposed plan of reorganization.

The reorganization plan, if implemented, will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to NTL UK and Ireland (one of two new entities to be created under the plan). In addition, if the plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The reorganization plan contemplates that the UK bank debt will remain in place as part of the recapitalization. NTL would be split into two companies, one tentatively called NTL UK and Ireland, holding its main UK and Ireland assets, and one tentatively called NTL Euroco, holding certain of its continental European and other assets.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

To implement the proposed recapitalization, on May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. NTL’s operating subsidiaries were not included in the Chapter 11 filing.

On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the ten members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; MacKay Shields LLC; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

On May 24, 2002, NTL and its debtor subsidiaries filed an amended joint reorganization plan and disclosure statement. The bankruptcy court approved the disclosure statement on July 12, 2002 as containing information of a kind and in sufficient detail to enable the holders of claims against or interests in the debtors to make an informed judgment with respect to the reorganization plan prior to exercising their right to vote to accept or reject the reorganization plan. At that time the Court set September 5, 2002 as the date for the hearing to consider confirmation of the amended joint reorganization plan as subsequently amended. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan. A copy of the second amended joint reorganization plan and the related disclosure statement are included as exhibits to NTL Incorporated’s Current Report on Form 8-K filed on July 16, 2002.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the entities which filed Chapter 11 petitions and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults, and a steering committee of those lenders has agreed in principle (in a non-legally binding manner) to the proposed recapitalization.

Recapitalization Expense

Recapitalization items of £30,000 were incurred in the six months ended June 30, 2002. NTL expects to incur approximately $50.0 million in additional recapitalization costs until the completion of the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between NTL UK and Ireland and NTL Euroco.

A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £23 million through June 30, 2002, including approximately £13 million for employee retention related to substantially all of NTL’s UK employees and approximately £10 million for financial advisor, legal, accounting and consulting costs. The Company expects to be charged in the third quarter of 2002 for its share of these expenses as well as expenses incurred after June 30, 2002.

DIP facility

In connection with the proposed joint reorganization plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to NTL Incorporated and some of its subsidiaries during the Chapter 11 process. The new financing will ensure that NTL’s business operations have access to sufficient liquidity to continue ordinary operations. GE Capital, an affiliate of GE Capital Structured Finance Group Limited, one of the lenders under the Senior Credit Facility, and Wilmington Trust Company, the trustee under the Indentures governing certain of the NTL Incorporated subordinated notes, filed objections to the DIP facility. The Bankruptcy Court approved the DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) over such objections in an order issued on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc., entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries were to pay a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million). Accordingly, on May 6, 2002, and May 7, 2002, NTL delivered to its bank written instructions to pay by wire transfer to each lender under the DIP

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

facility such lender’s pro rata portion of the commitment fee. Due to administrative difficulties, however, some of the lenders under the DIP facility did not receive their pro rata portion of the commitment fee prior to the commencement of the Chapter 11 cases. In total, as of May 8, 2002, $428,000 of the $10 million commitment fee had not been paid to the applicable lenders under the DIP facility. Pursuant to an order of the court dated May 31, 2002, the remaining $428,000 of the commitment fee was paid to the applicable lenders under the DIP facility.

Each term loan under the DIP facility will bear interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period.

NTL (Delaware), Inc. is also a lender under the DIP facility and will lend up to $130 million. NTL (Delaware), Inc. has cash on hand and, because the Chapter 11 cases are not substantively consolidated, NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders have concluded that the cash at NTL (Delaware), Inc. is to be used to partially fund the reorganization of all of the debtors. NTL (Delaware), Inc. will receive interest and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding is the borrower, and the other debtors (other than Diamond Cable and Diamond Holdings) are guarantors, except that NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, the cash (except for the DIP facility proceeds) of the borrower and the guarantors will be cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the reorganization plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise.

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million.

A copy of the DIP facility agreement was attached as an exhibit to Form 8-K filed by NTL Incorporated with the Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of NTL’s proposed plan, NTL will require the reorganized NTL to enter into an exit financing facility. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and may be used as consideration for the refinancing of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. Because of the present market conditions which are unfavorable to telecommunications companies generally, there can be no assurance that NTL will successfully obtain an acceptable exit facility, although NTL is presently in discussions with various parties about alternatives.

NTL expects that the exit facility may be secured by various assets of the reorganized NTL, including those which secure the DIP facility, would rank senior to all current and future subordinated debt of the reorganized NTL.

NTL also expects that the exit facility would impose operating and financial restrictions on the reorganized NTL and its subsidiaries. These restrictions would significantly limit or prohibit, among other things, the reorganized NTL’s ability to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. The exit facility also likely would require the reorganized NTL to satisfy financial covenants on an ongoing basis. NTL cannot determine at this time whether these financial covenants would have a material impact on the reorganized NTL’s ability to finance future operations or capital needs or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation.

Proposed Recapitalization Plan

Under the proposed recapitalization plan, NTL would be split into two companies, one tentatively called NTL UK and Ireland and holding substantially all of NTL’s UK and Ireland assets, and one tentatively called NTL Euroco and holding substantially all of NTL’s continental European and other assets.

Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited would in the aggregate receive 100% of the initial common stock of NTL UK and Ireland (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of NTL UK and Ireland). Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the amended joint reorganization plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. would in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco). Holders of senior notes of NTL Communications Corp. would receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of Diamond Holdings Limited and NTL (Triangle) LLC would remain outstanding and interest payments will be made.

Current preferred and common stockholders of NTL Incorporated, including France Telecom, would receive warrants to purchase common stock of NTL UK and Ireland and rights entitling them to purchase common stock of NTL UK and Ireland. For each share of common stock purchased upon exercise of rights, the person exercising such rights will receive a warrant to purchase one share of common stock of NTL UK and Ireland. The rights will be exercisable, on an oversubscription basis, for the 20-business day period after the entry of the confirmation order, as such period may be extended, and the warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The number of shares to be received upon exercise of the warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of NTL UK and Ireland Common Stock. If fully exercised, the rights and warrants would entitle the current preferred stockholders of NTL Incorporated to acquire approximately 23.6% and the current common stockholders of NTL Incorporated to acquire approximately 8.9% of NTL UK and Ireland’s primary common stock on the effective date of the recapitalization. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. would have the right to purchase any shares of NTL UK and Ireland common stock and warrants not subscribed for in the rights offering by the preferred and common stockholders of NTL Incorporated. It is expected that the warrants will be listed or quoted on the same exchange or inter-dealer quotation system as the shares of common stock of the reorganized NTL. NTL has had preliminary conversations with the New York Stock Exchange regarding the listing of the common stock of NTL UK and Ireland on the Exchange following the effective date of its plan of reorganization. Based on these preliminary conversations there has been no indication from the New York Stock Exchange that NTL UK and Ireland will qualify for listing on the Exchange. There can be no assurance that shares of NTL UK and Ireland common stock and/or Series A warrants will be listed on an exchange or be eligible for trading on an inter-dealer quotation system on the effective date of the bankruptcy or at any time thereafter or that an orderly trading market will develop for these securities.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Current preferred stockholders, other than France Telecom, would receive approximately 3.2% and current common stockholders, other than France Telecom, would receive approximately 10.3% of the primary equity of NTL Euroco. It is contemplated that, subject to the consummation of the recapitalization, France Telecom would also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

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

The United States Bankruptcy Code also requires that a plan must provide the same treatment for each claim or interest in a particular class, unless a holder agrees to a less favorable treatment of its particular claim or interest. NTL believes that the proposed recapitalization plan complies with this requirement of the United States Bankruptcy Code. However, if a member of a class objects to its treatment, or if the Bankruptcy Court finds that the proposed recapitalization plan does not comply with the requirements of the United States Bankruptcy Code, confirmation of the plan could be delayed or prevented. In addition, each class of impaired claims and interests that will (or may) be entitled to receive property under the plan will have the opportunity to vote to accept or reject the plan. If an impaired class of claims or interests rejects the plan, NTL may request confirmation of the plan pursuant to the “cramdown” provisions of the United States Bankruptcy Code. Even if the requirements for “cramdown” are met, the Bankruptcy Court, which, as a court of equity may exercise substantial discretion, may choose not to confirm the plan. These can be no assurance that the proposed recapitalization plan will be confirmed.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under NTL’s credit facilities. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities. Such initial waivers did not permit NTL to make to any of its bondholders an exchange or similar offer for NTL’s outstanding public notes or to enter into a legally binding agreement with the unofficial steering committee of bondholders, subject to some exceptions, without the consent of the lenders under the credit facilities. But for the initial waivers, the commencement of negotiations with bondholders would have been an event of default under the credit facilities.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

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

As of the date of this Form 10-Q, there are no current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. In connection with the proposed recapitalization plan, it is intended that the existing events of default under the credit facilities will be cured by amendment with effect from the effective date of the recapitalization, if it is approved by creditors and the Bankruptcy Court. On May 2, 2002, a memorandum was executed by NTL, a steering committee of its lending banks and the unofficial committee of its public bondholders indicating the parties’ agreement in principle (on a non-legally binding basis) to the terms of the proposed recapitalization and the terms on which the Company’s UK credit facilities should be amended and restated and with respect to certain matters relating to the sale of, or investment in, Cablecom.

Cablecom GmbH, an indirect wholly-owned subsidiary of NTL (Delaware), Inc., is the principal trading company of NTL’s Swiss group. The Company does not have any ownership interest in this group, although the condition of this group can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company. There were a number of technical defaults under the Swiss credit facility made available to Cablecom and various of its subsidiaries. In addition, as of December 31, 2001, Cablecom’s and six of its direct and indirect subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. This also constituted an event of default under the Cablecom credit facility, which entitled the lenders to accelerate repayment. Such an acceleration would have resulted in an event of default under NTL Incorporated’s and NTL (Delaware), Inc.’s 5.75% convertible subordinated notes due 2011 and 5.75% convertible subordinated notes due 2009.

Under Swiss law, the board of directors of an overindebted company is generally obliged to notify a judge of overindebtedness so that the judge may either institute insolvency proceedings or postpone such adjudication and take appropriate measures to preserve the value of the assets. An overindebted company is not required to notify a judge if the creditors of the overindebted entity subordinate their claims in the amount of the overindebtedness.

The problem of overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was resolved in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

At the end of April 2002 the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. However, conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement.

Since the end of April 2002 the following defaults have occurred under the Cablecom finance documents: (1) The indentures issued by NTL (Delaware), Inc. and NTL Incorporated have become payable and have not been paid; (2) NTL (Delaware), Inc. has commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and has commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code pursuant to which it intends to reorganize its debt; (3) NTL (Delaware), Inc. has liabilities which exceed the value of its assets and is unable to pay its debts as they fall due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002. The revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; (5) Certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement have yet to be fulfilled.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

The outstanding defaults under the Cablecom finance documents entitle the facility agent to demand repayment of the loan and enforce the security granted to secure that loan. The facility agent has discretion to take those steps and can be compelled to take those steps by a group of banks holding at least 66-2/3% in aggregate of the loan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the over indebtedness issue under Swiss law.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Incorporated and certain of its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:
NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million
NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million
NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million
	Total	$74.2 million

April 15, 2002:
NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million
	Total	$20.2 million

May 15, 2002:
NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million
NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million
NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million
	Total	$65.0 million

June 15, 2002:
Diamond Cable
Communications Limited	11-3/4% notes due 2005	$31.2 million
NTL Communications Corp.	7% notes due 2008	$17.1 million
NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million
	Total	$82.8 million

July 15, 2002:
NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:
NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million
NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million
Diamond Holdings Limited	10% notes due 2008	$10.5 million
Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million
	Total	$94.2 million
August 15, 2002:
NTL Communications Corp.	10% notes due 2007	$20.0 million
Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million
	Total	$42.6 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of Diamond Cable Communications 13.25% senior discount notes due 2004. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under NTL’s UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as NTL’s voluntary filing under Chapter 11 of the United States Bankruptcy Code on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL Triangle. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL Triangle, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE. This determination was based upon, among other things, the selling price of NTL Incorporated’s common stock, which closed at $0.20 on March 26, 2002. The continued listing standards of the NYSE, which were applicable to NTL Incorporated, required maintenance of a minimum share price of $1.00 over a 30 trading day period and average global market capitalization of $100 million over a 30 trading day period. NTL Incorporated’s common stock fell below both of these continued listing standards. In addition, on May 9, 2002, Nasdaq Europe halted trading of the NTL Incorporated’s common stock pending receipt of information relating to the restructuring process because of the filing of NTL Incorporated’s Chapter 11 cases. NTL has complied with this information request, although there can be no assurance that Nasdaq Europe will (1) not make additional information requests, (2) remove the trading halt on shares of NTL Incorporated’s common stock or (3) not delist shares of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLD”.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). The Company did not have any ownership interest in NTL Australia.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the proposed plan of reorganization anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

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

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2 in Sweden, a company which is deploying fiber directly to the home throughout Scandinavia. The Company does not have an ownership interest in B2 although the condition of B2 can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request for funding at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On June 25, 2002, B2 and its remaining shareholders filed a motion in the Bankruptcy Court requesting relief from the automatic stay provisions of section 362 of the Bankruptcy Code to exercise their rights under the relevant agreements. Notwithstanding the arguments raised in the motion, NTL believes that the Bankruptcy Code provides various defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to enforce vigorously its rights and protections.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £62.0 million ($94.5 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £50.0 million ($76.2 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities, which may also result in a cessation of substantially all of Premium TV Limited’s activities. As a result of the restructuring process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections. The Company does not have an ownership interest in Premium TV Limited, although the condition of Premium TV Limited can indirectly impact the Group to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of the Company.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Defaults under Indebtedness

Set forth below is a description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to NTL’s bank facilities and NTL’s outstanding notes, each as of May 8, 2002, the date of the Chapter 11 filings of NTL Incorporated and its debtor subsidiaries. As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of Section 362 of the United States Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

Credit Facilities

Amount
available/amount
		outstanding		Event of default/
		(as of June	Defaults	acceleration
	NTLCL	30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

1.	Working Capital Facility	Nil available $622.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

2.	Senior Credit Facility	Nil available $4,245.4 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Cablecom

3.	Term Loan Facility	Nil available $1,809.5 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire

4.	Revolving Facility	Nil available $707.1 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Outstanding Public Notes

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated (NTL (Delaware), Inc.) co-obligor

1.	5-3/4% Convertible Subordinated Notes due June 22, 2011	$100.0 million	Payment default of $2.5 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc.

2.	5-3/4% Convertible Subordinated Notes due December 15, 2009	$1,200.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Communications Corp.

3.	12-3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

4.	11-1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

5.	10% Senior Notes due 2007	$400.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

6.	9-1/2% Senior Sterling Notes due 2008, less unamortized discount	$190.2 million	Payment default of $8.6 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

7.	10-3/4% Senior Deferred Coupon Sterling Notes due 2008	$416.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

8.	9-3/4% Senior Deferred Coupon Notes due 2008	$1,193.3 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

9.	9-3/4% Senior Deferred Coupon Sterling Notes due 2009	$418.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

10.	11-1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

11.	12-3/8% Senior Deferred Coupon Notes due 2008	$380.6 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

12.	7% Convertible Subordinated Notes due 2008	$489.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

13.	9-1/4% Senior Euro Notes due 2006	$246.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

14.	9-7/8% Senior Euro Notes due 2009	$345.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

15.	11-1/2% Senior Deferred Coupon Euro Notes due 2009	$156.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

		Amount outstanding		Event of default/
		(as of June 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

16.	11-7/8% Senior Notes due 2010, less unamortized discount	$491.2 million	Payment default of $29.7 million of interest due April 1, 2002; Chapter 11 filings – entire amount outstanding	Event of default/acceleration of entire amount

17.	12-3/8% Senior Euro Notes due 2008, plus unamortized discount	$296.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

18.	6-3/4% Convertible Senior Notes due 2008	$1,150.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

NTL Triangle

19.	11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None

Diamond

20.	13-1/4% Senior Discount Notes due 2004	$285.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

21.	11-3/4% Senior Discount Notes due 2005	$531.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

22.	10-3/4% Senior Discount Notes due 2007	$420.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

23.	10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$205.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace amount outstanding	Event of default/acceleration of entire amount

24.	9-1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period – entire amount outstanding	Event of default/acceleration of entire amount

Description of Outstanding Public Notes

The following summarizes the terms of the significant notes issued by the Company and Diamond Holdings as of June 30, 2002. The holders of the debt have the right to accelerate re-payment, which has caused all of the Group’s long-term debt to be classified as current, except for the long term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

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

Finally, the Company has $420.5 million in principal amount at maturity of its 10 3/4% Senior Discount Notes due February 15, 2007 (the “1997 Notes”) outstanding. Cash interest was not payable on the 1997 Notes prior to February 15, 2002. Thereafter, interest accrues on the 1997 Notes and is payable semiannually, which commenced on August 15, 2002, at a rate of 10 3/4% per annum.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Group’s contractual obligations as of June 30, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, which has caused all of the Group’s long-term debt to be classified as current, except for the long-term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

The Group has no significant commercial commitments as of June 30, 2002.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt(1)	£1,030.7	£—	£199.4	£348.3	£483.0

Capital Lease Obligations(2)	0.4	0.4	—	—	—

Operating Leases	0.6	0.1	0.5	—	—

Unconditional Purchase Obligations	1.0	1.0	—	—	—

Other Long-Term Obligations	None	—	—	—	—

Total Contractual Cash Obligations	£1,032.7	£1.5	£199.9	£348.3	£483.0

(1)	Includes note payable to NTL Communications Corp.
(2)	These amounts are as of December 31, 2001 which are not significantly different from June 30, 2002.

Condensed Consolidated Statements of Cash Flows

Net cash provided by operating activities amounted to £4.0 million and £18.6 million for the six months ended June 30, 2002 and 2001, respectively. During the six months ended June 30, 2002 and 2001, net cash provided by operating activities includes £13.5 million and £72.4 million increases in due to affiliates. Net cash provided by operating activities also reflects the reduction in cash paid during the period for interest to £23.6 million from £45.9 million in the six months ended June 30, 2002 and 2001, respectively.

Net cash used in investing activities amounted to £10.3 million and £38.7 million for the six months ended June 30, 2002 and 2001, respectively, primarily for continuing fixed asset purchases. The Group expects to further reduce purchases of fixed assets in 2002 in an effort to conserve cash.

Net cash provided by financing activities amounted to £12.8 million and £21.5 for the six months ended June 30, 2002 and 2001, respectively. Cash provided in 2002 represents loan notes of £13.0 million and cash provided in 2001 represents £22.3 million in capital contributions, both from NTL Communications Corp.

Results of Operations for the Six and Three Months Ended June 30, 2001 and 2000

As expected our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the plan. We are conserving cash through a reduction in capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We intend to continue to improve our customer service and increase our service offering to customers in an effort to curtail and reduce churn. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service.

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

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we have found it difficult to convince SMEs to become our customers. We believe our recapitalization process and the general climate for alternative telecom carriers effected our revenues in the first half of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have any significant effect on our results of operations or cash flows in the first half of 2002.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Revenue for the six and three months ended June 30, 2002 and 2001 was £90.2 million, £87.8 million, £43.7 million and £45.5 million, respectively, representing an increase of 2.7% and a decrease of 4.0%. The increase in the six months ended June 30, 2002 was due to price increases and upselling new services to customers. The decrease in the three months ended June 30, 2002 was a result of a reduction in the customer base due to disconnects, lower telephony usage and fewer premium package television customers.

Operating costs (including network expenses) for the six and three months ended June 30, 2002 and 2001 were £44.9 million, £50.5 million, £22.2 million and £29.5 million, respectively, representing decreases of 11.0% and 24.8%. The reduction in costs has resulted from efficiencies gained in the network and negotiated reductions in the costs of interconnection and television programming. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Group’s subscription free Internet service. In the six and three months ended June 30, 2002 and 2001 these charges were £19.7 million, £18.0 million, £10.1 million and £9.0 million, respectively.

Selling, general and administrative expenses for the six and three months ended June 30, 2002 and 2001 were £28.4 million, £37.2 million, £13.6 million and £13.2 million, respectively, representing a decrease of 23.6% and an increase of 2.8%. The six month period reduction results from the continued progress NTL has made in improving efficiencies and reducing costs. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. In the six and three months ended June 30, 2002 and 2001 these charges were £28.4 million, £27.1 million, £13.6 million and £12.2 million, respectively.

Depreciation expense for the six and three months ended June 30, 2002 and 2001 were £31.1 million, £26.7 million, £15.4 million and £15.5 million, respectively, representing an increase of 16.6% and a decrease of 0.5%. The increase in 2002 as compared to 2001 is due to an increase in depreciation of telecommunications and cable television equipment.

Amortization expense for the six and three months ended June 30, 2002 and 2001 was zero, £2.4 million, zero and £2.4 million, respectively. The Group adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the six and three months ended June 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £2.4 million and £2.4 million, would have been zero and zero, respectively.

Interest expense and amortization of debt discount and expenses for the six and three months ended June 30, 2002 and 2001 was £48.0 million, £60.8 million, £16.7 million, and £30.6 million, respectively. For the six and three months ended June 30, 2002, interest expense includes the accretion of the discount on the Discount Notes of £3.7 million and zero, interest on the Notes of £42.9 million and £16.0 million and amortization of debt financing costs of £1.4 million and £0.7 million. For the six and three months ended June 30, 2001, interest expense includes the accretion of the

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

discount on the Discount Notes of £14.2 million and £7.2 million, interest on the 1994, 1995 and 1998 Notes of £45.2 million and £22.7 million and amortization of debt financing costs of £1.4 million and £0.7 million. Interest expense decreased as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the proposed recapitalization plan, beginning May 8, 2002, the Company has discontinued accruing interest expense on its obligations. Diamond Holdings has continued to accrue interest on its notes because it is probable that such interest will be paid upon emergence from Chapter 11 proceedings. Contractual interest for the six and three months ended June 30, 2002 was £62.6 million and £31.3 million, respectively, which includes interest on the Company’s obligations from May 8, 2002 to June 30, 2002 of £14.6 million.

A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. During the six and three months ended June 30, 2002 and 2001, the Group recorded net foreign exchange gains (losses) of £43.4 million, £(55.4) million, £64.3 million and £(7.9) million, respectively, primarily due to the unrealized gains or losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

Recapitalization item in the six and three months ended June 30, 2002 was professional fees of £30,000 and £23,000, respectively. A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £23 million through June 30, 2002, including approximately £13 million for employee retention related to substantially all of NTL’s UK employees and approximately £10 million for financial advisor, legal, accounting and consulting costs. The Company expects to be charged in the third quarter of 2002 for its share of these expenses as well as expenses incurred after June 30, 2002.

Net (loss) income in the six and three months ended June 30, 2002 and 2001 was £(18.6) million, £(145.2) million, £40.2 million and £(53.6) million, respectively. The decrease in the net loss in the six month period of £126.6 million and the decrease in the net loss in the three month period of £93.9 million was primarily due to the changes in unrealized foreign exchange gains (losses) and the decrease in interest expense as a result of the application of SOP 90-7.

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

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that franchise costs should continue to be classified separate from goodwill, and that these costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. Effective January 1, 2002, the Group has no amortization expense.

The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002, unless there are new indicators of impairment.

The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Six Months Ended June 30,

	2002	2001

Net loss – as reported	£(18,624)	£(145,177)

Amortization of:

Goodwill	–	2,425

Franchise costs	–	13

	–	2,438

Net loss – as adjusted	£(18,624)	£(142,739)

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the ability of the Group to continue as a going concern; the ability of the Group to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Group’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Group’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Group to attract and retain customers; general economic and business conditions, technological developments, the Group’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates,

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. The Company assumes no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

DIAMOND CABLE COMMUNICATIONS LIMITED

	Six
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	06/30/02

Long-term Debt Including Current Portion

U.S. Dollars

Fixed Rate	–	–	$285.1	$531.0	–	$420.5	$110.0	$1,346.6	$482.4

Average Interest Rate			13.25%	11.75%		10.75%	9.13%

Average Forward Exchange Rate			.7090	.7040		.6901	.6809

U.K. Pound

Fixed Rate	–	–	–	–	–	–	£135.0	£135.0	£120.2

Average Interest Rate							10.0%

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

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

We have limited liquidity. NTL does not currently have access to its historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence, NTL needs to restructure its outstanding debt and/or raise new funds. On May 8, 2002, NTL Incorporated and five of its subsidiaries including the Company and Diamond Holdings filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code. On May 24, 2002, NTL filed an amended plan, which sets forth the joint reorganization plan, subject to court approval, to which NTL, an unofficial committee of its public bondholders and France Telecom, a significant holder of NTL Incorporated’s preferred stock, have agreed in principle. On July 15, 2002, NTL Incorporated and its debtor subsidiaries filed an amended disclosure statement and a second amended joint reorganization plan which has been distributed to stakeholders of the Company. A steering committee of the lending banks under NTL’s credit facilities has given its agreement in principle (on a non-legally binding basis) to the terms of the proposed plan of reorganization. However, the proposed plan of reorganization remains subject to a favorable vote of NTL’s impaired creditors and bankruptcy court approval. NTL may also face the possibility of insolvency proceedings in the UK or elsewhere.

The successful implementation of the proposed recapitalization plan is not assured as it will require the support of NTL’s creditors and preferred stockholders as well as other conditions including Court approval.

The completion of the proposed recapitalization contemplated by the agreement in principle with the unofficial bondholder committee will require support from NTL’s creditors and holders of NTL Incorporated’s preferred stock, including France Telecom. The proposed recapitalization plan will be implemented pursuant to the Chapter 11 reorganization plan, once confirmed and consummated. Consummation of the proposed recapitalization plan will require a favorable vote by impaired classes of creditors, satisfaction of bankruptcy law requirements and confirmation by the Bankruptcy Court, which, as a court of equity, may exercise substantial discretion and choose not to confirm the proposed recapitalization plan. Even if such a plan receives the necessary support from many classes of NTL’s creditors, there can be no assurance that it will be completed. If a protracted reorganization were to occur, or a liquidation would be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

NTL is in default under its credit facilities.

Before NTL could commence negotiations with the unofficial committee of its bondholders NTL needed to obtain waivers from the lenders under its credit facilities. These lenders granted waivers which, until April 30, 2002 in the case of the UK credit facilities, or May 14, 2002 in the case of the Cablecom facility, provided that NTL’s commencement of negotiations with bondholders with a view to rescheduling of its debt would not constitute an event of default under its credit facilities.

The UK credit facilities waivers terminated on April 29, 2002, as a result of which, there was an event of default under each of NTL’s credit facilities with respect to the missed interest payments on April 1, 2002. In addition, the voluntary filings under Chapter 11 of the United States Bankruptcy Code constituted an event of default under the UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under NTL’s credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security. Although a steering committee of the lenders has agreed in principle (on a non-legally binding basis) to the proposed recapitalization, there can be no assurance that they will not take such actions.

NTL did not pay interest due on some of its outstanding notes and does not plan to make future interest payments on most of the currently outstanding notes.

NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. did not make scheduled interest payments and payments of related fees since prior to April 1, 2002. Upon emerging from Chapter 11 proceedings, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL Triangle. As a result of the Chapter 11 filings, this debt is immediately due and payable.

NTL has no current availability to borrow under its existing credit facilities.

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

A restructuring of NTL’s debt can be expected to give to rise to cancellation of indebtedness (“COD”), which if it occurs in the course of a proceeding pursuant to Chapter 11 of the United States Bankruptcy Code, would be non-taxable. If the COD is non-taxable, NTL will be required to reduce net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful completion of the proposed plan of recapitalization, NTL will have no U.S. net operating loss carryforwards.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, the Chapter 11 bankruptcy filings and potential outcomes of the recapitalization process could have an adverse effect on parts of NTL’s business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if we successfully complete the recapitalization process, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may adversely affect relationships with suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of the business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future. This has diverted their time and resources from managing the operations of NTL’s business. If our senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

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

Our growth has been curtailed by funding constraints.

NTL has significantly decreased the amount of spending on capital expenditures due to liquidity constraints. As a result, we will be unable to increase subscriber numbers in the short term and revenue may be adversely affected. The decrease in capital expenditure is the result of our need to divert increasing amounts of our financial resources to service our debt. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In NTL’s consumer business in the UK, we expect subscriber numbers to decrease in 2002. The revenue we expect to result from our capital expenditure is long-term in nature. The reduction in capital expenditures for connecting new subscribers to our network will likely lead to a decrease in the rate of revenue growth in the future. Difficulties in obtaining additional funding will likely hamper our ability to connect new subscribers to our network and increase our revenue.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn and the successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services. Factors contributing to increase of churn during 2001 included the continued integration of our ConsumerCo acquisition, the existence of multiple billing systems, the introduction of digital television and our decision to disconnect some of our poor paying customers.

In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. We do not as yet have an integrated billing and operational platform.

Our ability to reduce churn could also be adversely affected by the successful launch of digital terrestrial television by BskyB and the BBC, who have recently successfully applied for licenses to furnish such a service.

Another part of our strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

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

NTL Incorporated has granted substantial governance and economic rights in connection with the France Telecom investment and has entered into transactions with France Telecom that may impact us and a stockholder’s investment in NTL Incorporated.

NTL Incorporated has granted rights to France Telecom, including the right to appoint directors, preemptive rights and the right to veto some significant corporate transactions. Exercise by France Telecom of some or all of such rights may impact us, including our ability to effect a consensual recapitalization, or the value of NTL Incorporated’s stock held by persons other than France Telecom. France Telecom is a holder of NTL Incorporated’s cumulative convertible preferred stock, Series A, which allows the holders other than commercial banks and their affiliates to exchange such stock for stock of an entity holding up to 50% of Cablecom. France Telecom has agreed in principle to the proposed recapitalization.

The companies in which NTL Incorporated holds minority investments in continental Europe may require additional financing to complete their network rollouts — their ability to obtain such financing will depend on their ability to access the capital markets and the value of our investment could be reduced or diluted.

NTL Incorporated holds, directly and indirectly, minority investments in broadband cable operations in Germany, France and Sweden. Each of those companies may require substantial amounts of additional capital to complete their network

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

rollouts and upgrades and their ability to obtain that financing will depend, in part, on their ability to access the capital markets. The ability of those companies to access the capital markets will be subject not only to the performance of their business and prospects, but to conditions in the capital markets generally. If those companies cannot complete their planned expansions and upgrades for any reason, the value of NTL’s investments could be reduced. If those companies issue equity securities, it is likely that NTL will not be able to participate which could lead to substantial dilution of the value of these investments to NTL. Although the Company does not own any interest in these investments, any impact on NTL (Delaware), Inc. or NTL Incorporated, our parent companies, could affect the Company and its subsidiaries.

On April 15, 2002, a funding request for $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL has informed B2 and the other principal investors that it is not in a position to comply with this request at this time. The B2 investment agreement provides that if NTL fails to provide such funding, it may be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ arrangements. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the shareholder arrangements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. NTL believes, however, that it has certain defenses and protections of and for NTL’s rights under the B2 investment agreement and in respect of its equity interest in B2 and intends to vigorously enforce such rights and protections.

Another company in which NTL Incorporated indirectly holds an investment, iesy Holdings GmbH, formerly known as eKabel Holdings GmbH, the cable network in the Hessen province of Germany (which includes Frankfurt), has recently retained advisors to assist it in a restructuring of its outstanding indebtedness. There can be no assurance that iesy will successfully achieve a restructuring. If a restructuring is not successfully achieved, it will likely have a negative impact on the value of NTL’s investment in iesy.

We are dependent upon a small number of key personnel.

A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering many key executive officers.

Our principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect us.

NTL’s principal business activities in the UK, the Republic of Ireland and Switzerland and the activities of the companies in which NTL has investments in Germany, France and Sweden are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of our competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on us.

NTL is also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce our range of programming and increase the costs of purchasing television programming or require us to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on us.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, NTL’s business plan contemplates the introduction of

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

services using new technologies. Cablecom and the operations in which NTL has an interest in France, Germany and Sweden intend to introduce voice over Internet protocol, or VoIP, voice telephony services across their networks. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, NTL’s investments in other new services such as those related to the 3G mobile network may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and NTL’s ability to fund such implementation may depend on NTL’s ability to obtain additional financing. We cannot be certain that NTL would be successful in obtaining any additional financing required.

We do not insure the underground portion of our cable network.

NTL obtains insurance of the type and in the amounts that we believe are customary for similar companies. Consistent with this practice, NTL does not insure the underground portion of our cable network. Substantially all of our cable network is constructed underground. Any catastrophe that affects our underground cable network could result in substantial uninsured losses.

We are subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

NTL encounters currency exchange rate risks because NTL generates revenues and incur construction and operating expenses in other currencies, primarily in pounds sterling while NTL pays interest and principal obligations with respect to most of its existing indebtedness in U.S. dollars and Euro. We cannot assure you that the hedging transactions NTL has entered into or any other hedging transactions NTL might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and NTL has not fully hedged against such declines, the effective cost of servicing NTL’s U.S. dollar and Euro debt will be higher and will incur currency losses.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL’s businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The claims arising out of the remaining suits against NTL Incorporated will be discharged under the Bankruptcy Code if the proposed recapitalization plan is confirmed by the Bankruptcy Court. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the recapitalization plan is confirmed, but may be released pursuant to the terms of the plan itself. If, for any reason, the claims against these officers are not

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

released under the plan, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

PART II. OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Payment Defaults

NTL Communications Corp. did not make scheduled interest payments due April 1, 2002 and April 15, 2002. In accordance with the proposed recapitalization plan, NTL does not plan to make future interest payments on its outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11 proceedings, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s and Diamond Holding’s indentures. In addition, the Company did not make scheduled interest payments due June 15, 2002 and August 15, 2002. Diamond Holdings did not make scheduled interest payments due August 1, 2002.

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

AGGREGATE AMOUNT OF DEFAULTS

Principal

As of June 30, 2002, Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,552.4 million in principal amount of debt. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2002, the Company filed a Current Report on Form 8-K, dated May 24, 2002, reporting under Item 5, Other Events, that Diamond Cable Communications Limited, NTL Incorporated and certain of NTL’s subsidiaries filed a disclosure statement and an amended joint reorganization plan with the United States Bankruptcy Court. No financial statements were filed with this report.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED JUNE 30, 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED

Date: August 19, 2002	By:	/s/ Barclay Knapp

Barclay Knapp Director

Date: August 19, 2002	By:	/s/ John F. Gregg

John F. Gregg Director