Form 10-Q
period 2002-09-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2002-11-14
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2002
OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED

(Exact name of registrant as specified in its charter)

England and Wales (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Diamond Plaza, Daleside Road Nottingham NG2 3GG, England (Address of Registrant’s principal executive offices)	Secretary NTL Incorporated 110 East 59th Street New York, NY 10022 (212) 906-8440 (Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

As of September 30, 2002, there were 59,138,851 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is an indirect, wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

IN REVIEWING THIS DOCUMENT, YOU ARE CAUTIONED TO READ THE SECTION ENTITLED “RISK FACTORS” WHICH FORMS AN IMPORTANT PART OF THIS REPORT.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(See Note)
	(in £000’s)
Assets

Current assets

Cash and cash equivalents	£13,232	£4,535

Trade receivables — less allowance for doubtful accounts of £3,039 (2002) and £8,373 (2001)	15,977	20,049

Other	839	212

Total current assets	30,048	24,796

Property and equipment — net	497,809	530,215

Deferred financing costs — net of accumulated amortization of £14,766 (2002) and £12,667 (2001)	10,386	12,485

Goodwill	66,647	66,647

Franchise costs	316	316

Total assets	£605,206	£634,459

Liabilities and shareholder’s deficiency

Liabilities not subject to compromise

Current liabilities

Accounts payable and accrued expenses	£21,445	£30,767

Deferred revenue	4,720	4,017

Due to affiliates	19,017	2,971

Interest payable	—	16,788

Current portion of long-term debt	1,995	1,059,662

Total current liabilities	47,177	1,114,205

Long-term debt	—	—

Commitments and contingent liabilities

Liabilities subject to compromise	1,045,661	—

Shareholder’s deficiency:

Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding	1,478	1,478

Additional paid-in-capital	317,506	317,366

Accumulated deficit	(806,616)	(798,590)

Total shareholder’s deficiency	(487,632)	(479,746)

Total liabilities and shareholder’s deficiency	£605,206	£634,459

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in £000’s)
Revenue	£133,161	£132,482	£42,965	£44,634

Costs and expenses

Operating costs (exclusive of depreciation shown separately below)	66,290	73,768	21,354	23,275

Selling, general and administrative	42,087	60,320	13,698	23,141

Other charges	577	—	577	—

Depreciation	45,938	39,853	14,873	13,201

Amortization	—	3,251	—	813

	154,892	177,192	50,502	60,430

Operating loss	(21,731)	(44,710)	(7,537)	(15,796)

Other income (expense)

Interest income and other, net	345	—	164	—

Interest expense (contractual interest of £92,628 (2002)) and amortization of debt discount and expenses	(53,819)	(91,012)	(5,841)	(30,197)

Foreign exchange gains (losses), net	69,558	(15,518)	26,161	39,930

(Loss) income before recapitalization items	(5,647)	(151,240)	12,947	(6,063)

Recapitalization items	(2,379)	—	(2,349)	—

Net (loss) income	£(8,026)	£(151,240)	£10,598	£(6,063)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIENCY
(Unaudited)
(in £000’s)

			Additional		Total
			Paid-in-	Accumulated	Shareholder's
	Ordinary Shares		capital	Deficit	Deficiency

	Shares	Par

Balance at December 31, 2001	59,138,851	£1,478	£317,366	£(798,590)	£(479,746)

Capital contribution			140		140

Net loss	—	—	—	(8,026)	(8,026)

Balance at September 30, 2002	59,138,851	£1,478	£317,506	£(806,616)	£(487,632)

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

	(in £000’s)
Net cash provided by (used in) operating activities	£12,976	£(107,310)

Investing activities

Purchase of property and equipment	(16,717)	(51,142)

Proceeds from disposition of property and equipment	31	—

Net cash used in investing activities	(16,686)	(51,142)

Financing activities

Principal payments	(694)	(1,097)

Loan notes payable to NTL Communications Corp.	12,961	—

Contributions from NTL Communications Corp.	140	157,612

Net cash provided by financing activities	12,407	156,515

Increase/(decrease) in cash and cash equivalents	8,697	(1,937)

Cash and cash equivalents at beginning of period	4,535	8,166

Cash and cash equivalents at end of period	£13,232	£6,229

Supplemental disclosure of cash flow information

Cash paid during the period for interest	£23,598	£69,069

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Petition for Relief under Chapter 11

On May 8, 2002, Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) and Diamond Holdings Limited (formerly Diamond Holdings Plc) (the “Debtors”) filed a petition for relief under Chapter 11 (“Chapter 11”) of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. Also, on May 8, 2002, the Debtors filed proceedings for Administration in England. Under Chapter 11, certain claims against the Debtors in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as Debtor-in-Possession. These claims are reflected in the balance sheet as “liabilities subject to compromise.” Additional claims (liabilities subject to compromise) may arise subsequent to the filing date. Claims secured against the Debtors’ assets (“secured claims”) also are stayed, although the holders of such claims have the right to seek relief from the stay in the Bankruptcy Court.

The Debtors received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations.

The Debtors have determined that there is insufficient collateral to cover the interest portion of scheduled payments on certain of their prepetition debt obligations, therefore Diamond Cable Communications Limited has discontinued accruing interest expense on its obligations. Diamond Holdings Limited has continued to accrue interest on its notes because upon emergence from Chapter 11 proceedings such interest will be paid. For the nine months ended September 30, 2002, contractual interest on those obligations amounts to £92.6 million, which is £38.8 million in excess of reported interest expense. Total contractual interest was £92.6 million and £30.0 million in the three and nine months ended September 30, 2002, respectively.

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

2.     Basis of Presentation

Throughout this report, NTL Incorporated together with its consolidated subsidiaries are referred to as “NTL”. Diamond Cable Communications Limited is referred to as the “Company” or “Diamond”.

The Company is a holding company which holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the UK. The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (“Diamond Holdings”). The Company is an indirect, wholly-owned subsidiary of NTL Incorporated.

The accompanying unaudited condensed consolidated financial statements of the Company and its Subsidiaries (the “Group”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

3.     Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If NTL fails to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. The Group historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means the Group does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL Incorporated and certain of its subsidiaries. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. We can provide no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

As of September 30, 2002, the Group had approximately £13.2 million in cash and cash equivalents on hand. The Group may require additional cash in the twelve months from October 1, 2002 to September 30, 2003. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £10.0 million from October 1, 2002 to September 30, 2003. Management of the Company believes that cash and cash equivalents on hand at September 30, 2002, and the cash available from the DIP facility and subsequently the planned exit facility will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from October 1, 2002 to September 30, 2003.

Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities. Given NTL’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to us.

During the recapitalization process, the Company has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. NTL’s operating subsidiaries were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings will remain in place. NTL will be split into New NTL and NTL Euroco.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

Recapitalization Expense

Recapitalization items of £2.4 million were incurred in the nine months ended September 30, 2002. NTL expects to incur approximately $26 million in additional recapitalization costs until the completion of the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between new NTL and NTL Euroco.

A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £33 million through September 30, 2002, including approximately £19 million for employee retention related to substantially all of NTL’s UK employees and approximately £14 million for financial advisor, legal, accounting and consulting costs. The recapitalization items incurred by the Company include its share of these expenses.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware),

Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan.

NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. Diamond does not have any ownership interest in this group, although the condition of this group can indirectly impact Diamond to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of Diamond, or otherwise impacts the recapitalization process. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders.

As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Incorporated and certain of its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002:

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

September 30, 2002:

Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002

NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.9 million

October 15, 2002

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13-1/4% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL have been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco have not been approved to trade on any exchange.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). Diamond did not have any ownership interest in NTL Australia.

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

         Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

         Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

         There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

         Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders. The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

Diamond does not have any ownership interest in B2 and/or Premium TV Limited, although the condition of B2 and/or Premium TV Limited could indirectly impact Diamond to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of Diamond, or otherwise impacts the recapitalization process. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in the two preceding paragraphs.

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

On July 30, 2002, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 54, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require a gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) – as reported	£10,598	£(6,063)	£(8,026)	£(151,240)

Amortization of:

Goodwill	–	806	–	3,231

Franchise costs	–	7	–	20

	–	813	–	3,251

Net income (loss) – as adjusted	£10,598	£(5,250)	£(8,026)	£(147,989)

5.	Other Charges

Other charges of £577,000 are the Group’s allocated share of UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

6.	Comprehensive Income (Loss)

Consolidated comprehensive (loss) for the nine months ended September 30, 2002 and 2001 was £(8.0) million and £(151.2) million, respectively. Consolidated comprehensive income (loss) for the three months ended September 30, 2002 and 2001 was £10.6 million and £(6.1) million, respectively.

7.	Property and Equipment

Property and equipment consists of (in £000’s):

	Estimated	September 30,	December 31,
	Useful Life	2002	2001

		(Unaudited)
Set-top boxes and materials	3 Years	£163,547	£161,527

Head-ends, switches and electronics	15 Years	280,087	275,921

Civil work	40 Years	320,620	311,849

Total Operating Equipment		764,254	749,297

Land and Buildings	50 Years	6,031	5,872

Leasehold Buildings	25 Years	2,550	2,440

Computer Equipment	3 to 5 Years	12,354	12,354

Vehicles, furniture and other	3 to 15 Years	3,640	3,720

Total Other Equipment		24,575	24,386

Construction in progress		9,015	10,738

		797,844	784,421

Accumulated depreciation		(300,035)	(254,206)

		£497,809	£530,215

8.	Liabilities subject to compromise

Liabilities subject to compromise consist of (in £000’s):

September 30,
2002

(Unaudited)
Accrued interest	£40,634

13-1/4% Senior Discount Notes	181,593

11-3/4% Senior Discount Notes	338,187

10-3/4% Senior Discount Notes	267,834

10% Senior Sterling Notes	135,000

9-1/8% Senior Notes	70,000

30% Loan Note payable to NTL Communications Corp. including accrued interest of £382	12,413

£1,045,661

Pursuant to the proposed plan of reorganization, the Diamond Holdings 10% Senior Sterling Notes and 9-1/8% Senior Notes will remain outstanding upon emergence from the Chapter 11 proceedings.

9.	Long – Term Debt

Long – term debt, exclusive of amounts subject to compromise, consists of (in £000’s):

	September 30,	December 31,
	2002	2001

	(Unaudited)
13-1/4% Senior Discount Notes	£–	£196,040

11-3/4% Senior Discount Notes	–	365,092

10-3/4% Senior Discount Notes	–	285,446

10% Senior Sterling Notes	–	135,000

9-1/8% Senior Notes	–	75,569

Mortgage loan	1,995	2,098

Capital leases	–	417

	1,995	1,059,662

Less current portion	1,995	1,059,662

	£–	£–

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

10.	Related Party Transactions

On April 2, 2002, NTL Communications Corp. loaned Diamond Cable Communications Limited $18.9 million in cash in exchange for 30% Senior Notes due September 29, 2004. Interest is payable semiannually in cash at a rate of 30% per annum beginning on September 30, 2002. The principal amount outstanding of £12.0 million plus accrued interest of £382,000 (total of £12.4 million) at September 30, 2002 is included in liabilities subject to compromise. Pursuant to the proposed plan of reorganization, the Company’s note payable to NTL Communications Corp. is expected to be contributed by NTL Communications Corp. to the Company in exchange for one additional share of common stock of the Company.

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

The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £70.5 million and £66.5 million for the nine months ended September 30, 2002 and 2001, respectively. For 2002, £28.4 million was included in operating costs and £42.1 million was included in selling, general and administrative expense. For 2001, £26.5 million was included in operating costs and £40.0 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

As of September 30, 2002 and December 31, 2001, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group. The due to affiliates balance is not subject to compromise because it is a liability of subsidiaries not in reorganization.

In addition, other charges includes amounts allocated to the Group by a subsidiary of NTL as described in Note 3 and Note 5.

11.	Commitments and Contingent Liabilities

The Group is involved in legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management,

the amount of the ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

12.	Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization including Summarized Financial Information about Diamond Holdings Limited

The following condensed consolidating financial statements of the Company as of September 30, 2002 and December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Diamond Cable Communications Limited and Diamond Holdings Limited are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of the Company are included in Entities Not in Reorganization.

On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Company’s Notes and £5.0 million annually. The following condensed consolidating financial information of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is being provided pursuant to Article 3-10(c) of Regulation S-X.

	Nine months ended September 30, 2002
	(unaudited) (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£133,161	£–	£133,161

Costs and expenses

Operating	–	–	–	–	66,290	–	66,290

Selling, general and administrative	–	–	–	–	42,087	–	42,087

Other charges	–	–	–	–	577	–	577

Depreciation and amortization	–	–	–	–	45,938	–	45,938

	–	–	–	–	154,892	–	154,892

Operating loss	–	–	–	–	(21,731)	–	(21,731)

Other income (expense)

Interest income and other, net	86,428	14,134	—	100,562	345	(100,562)	345

Interest expense and amortization of debt discount and expenses	(38,083)	(15,618)	–	(53,701)	(100,680)	100,562	(53,819)

Foreign exchange gains (losses), net	(5,314)	(10)	–	(5,324)	74,882		69,558

Equity in net loss of subsidiary	(49,867)	(47,184)	49,867	(47,184)	—	47,184	–

Loss before recapitalization items	(6,836)	(48,678)	49,867	(5,647)	(47,184)	47,184	(5,647)

Recapitalization items	(1,190)	(1,189)	–	(2,379)	–	–	(2,379)

Net (loss)	£(8,026)	£(49,867)	£49,867	£(8,026)	£(47,184)	£47,184	£(8,026)

	Nine months ended September 30, 2001
	(unaudited) (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£132,482	£–	£132,482

Costs and expenses

Operating	–	–	–	–	73,768	–	73,768

Selling, general and administrative	7	–	–	7	60,313	–	60,320

Other charges	–	–	–	–	–	–	–

Depreciation and amortization	–	–	–	–	43,104	–	43,104

	7	–	–	7	177,185	–	177,192

Operating (loss)	(7)	–	–	(7)	(44,703)	–	(44,710)

Other income (expense)

Interest income and other, net	83,283	14,188	–	97,471	–	(97,471)	–

Interest expense and amortization of debt discount and expenses	(75,135)	(15,877)	–	(91,012)	(97,471)	97,471	(91,012)

Foreign exchange gains (losses), net	478	(92)	–	386	(15,904)	–	(15,518)

Equity in net loss of subsidiary	(159,859)	(158,078)	159,859	(158,078)	–	158,078	–

Net (loss)	£(151,240)	£(159,859)	£159,859	£(151,240)	£(158,078)	£158,078	£(151,240)

	Three months ended September 30, 2002
	(unaudited) (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£42,965	£–	£42,965

Costs and expenses

Operating	–	–	–	–	21,354	–	21,354

Selling, general and administrative	–	–	–	–	13,698	–	13,698

Other charges	–	–	–	–	577	–	577

Depreciation and amortization	–	–	–	–	14,873	–	14,873

	–	–	–	–	50,502	–	50,502

Operating income (loss)	—	–	–	–	(7,537)	–	(7,537)

Other income (expense)

Interest income and other, net	27,469	4,611	–	32,080	164	(32,080)	164

Interest expense and amortization of debt discount and expenses	(753)	(5,061)	–	(5,814)	(32,107)	32,080	(5,841)

Foreign exchange gains (losses), net	(1,975)	(7)	–	(1,982)	28,143	–	26,161

Equity in net loss of subsidiary	(12,968)	(11,337)	12,968	(11,337)	–	11,337	–

Income (loss) before recapitalization items	11,773	(11,794)	12,968	12,947	(11,337)	11,337	12,947

Recapitalization items	(1,175)	(1,174)	–	(2,349)	–	–	(2,349)

Net income (loss)	£10,598	£(12,968)	£12,968	£10,598	£(11,337)	£11,337	£10,598

	Three months ended September 30, 2001
	(unaudited) (in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statements of Operations

Revenue	£–	£–	£–	£–	£44,634	£–	£44,634

Costs and expenses

Operating	–	–	–	–	23,275	–	23,275

Selling, general and administrative	3	–	–	3	23,138	–	23,141

Other charges	–	–	–	–	–	–	–

Depreciation and amortization	–	–	–	–	14,014	–	14,014

	3	–	–	3	60,427	–	60,430

Operating (loss)	(3)	–	–	(3)	(15,793)	–	(15,796)

Other income (expense)

Interest income and other, net	27,307	4,586	–	31,893	–	(31,893)	–

Interest expense and amortization of debt discount and expenses	(24,918)	(5,279)	–	(30,197)	(31,893)	31,893	(30,197)

Foreign exchange gains (losses), net	2,010	316	–	2,326	37,604	–	39,930

Equity in net loss of subsidiary	(10,459)	(10,082)	10,459	(10,082)	–	10,082	–

Net (loss)	£(6,063)	£(10,459)	£10,459	£(6,063)	£(10,082)	£10,082	£(6,063)

	September 30, 2002 (unaudited)
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Balance Sheets

Current assets	£313	£270	£—	£583	£29,465	£—	£30,048

Investments in and advances to subsidiaries	333,754	(448,878)	663,302	548,178	—	(548,178)	—

Fixed and non current assets	6,698	3,689	—	10,387	564,771	—	575,158

Total assets	£340,765	£(444,919)	£663,302	£559,148	£594,236	£(548,178)	£605,206

Current liabilities	£—	£—	£—	£—	£47,177	£—	£47,177

Liabilities subject to compromise	827,278	218,383	—	1,045,661	—	—	1,045,661

Due to affiliates	—	—	—	—	1,201,959	(1,201,959)	—

Shareholders’ deficiency	(486,513)	(663,302)	663,302	(486,513)	(654,900)	653,781	(487,632)

Total liabilities and shareholder’s deficiency	£340,765	£(444,919)	£663,302	£559,148	£594,236	£(548,178)	£605,206

	December 31, 2001
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Balance Sheets

Current assets	£—	£—	£—	£—	£24,796	£—	£24,796

Investments in and advances to subsidiaries	366,823	(399,755)	614,634	581,702	—	(581,702)	—

Fixed and non current assets	8,278	4,207	—	12,485	597,178	—	609,663

Total assets	£375,101	£(395,548)	£614,634	£594,187	£621,974	£(581,702)	£ 634,459

Current liabilities	£854,847	£219,086	£—	£1,073,933	£40,272	£—	£1,114,205

Due to affiliates	—	—	—	—	1,187,130	(1,187,130)	—

Shareholder’s deficiency	(479,746)	(614,634)	614,634	(479,746)	(605,428)	605,428	(479,746)

Total liabilities and shareholder’s deficiency	£375,101	£(395,548)	£614,634	£594,187	£621,974	£(581,702)	£634,459

	Nine months ended September 30, 2002 (unaudited)
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statement of Cashflows

Net cash (used in) provided by operating activities	£(13,246)	£(10,568)	£—	£(23,814)	£25,937	£10,853	£12,976

Investing activities

(Advances to) repayments from subsidiaries, net	215	10,568	70	10,853	—	(10,853)	—

Purchase of property and equipment	—	—	—	—	(16,717)	—	(16,717)

Proceeds from disposition of property and equipment	—	—	—	—	31	—	31

Net cash provided by (used in) investing activities	215	10,568	70	10,853	(16,686)	(10,853)	(16,686)

Financing activities

Principal payments	—	—	—	—	(694)	—	(694)

Loan notes payable to NTL Communications Corp.	12,961	—	—	12,961	—	—	12,961

Contributions from NTL Communications Corp.	140	70	(70)	140	—	—	140

Net cash provided by (used in) financing activities	13,101	70	(70)	13,101	(694)	—	12,407

Increase in cash and cash equivalents	70	70	—	140	8,557	—	8,697

Cash and cash equivalents at beginning of period	—	—	—	—	4,535	—	4,535

Cash and cash equivalents at end of period	£70	£70	£—	£140	£13,092	£—	£13,232

	Nine Months ended September 30, 2001 (unaudited)
	(in £000’s)

	Diamond	Diamond		Entities in	Entities not in		Consolidated
	Cable	Holdings	Adjustments	Reorganisation	Reorganisation	Adjustments	Diamond Cable

Statement of Cashflows

Net cash (used in) operating activities	£(41,120)	£(20,584)	£—	£(61,704)	£(73,433)	£27,827	£(107,310)

Investing activities

(Advances to) repayments from subsidiaries, net	(111,757)	(101,934)	122,518	(91,173)	—	91,173	—

Purchase of property and equipment	—	—	—	—	(51,142)	—	(51,142)

Net cash (used in) investing activities	(111,757)	(101,934)	122,518	(91,173)	(51,142)	91,173	(51,142)

Financing activities

Principal payments	—	—	—	—	(1,097)	—	(1,097)

Contributions from NTL Communications Corp.	157,612	122,518	(122,518)	157,612	119,000	(119,000)	157,612

Net cash provided by financing activities	157,612	122,518	(122,518)	157,612	117,903	(119,000)	156,515

Increase (decrease) in cash and cash equivalents	4,735	—	—	4,735	(6,672)	—	(1,937)

Cash and cash equivalents at beginning of period	—	—	—	—	8,166	—	8,166

Cash and cash equivalents at end of period	£4,735	£—	£—	£4,735	£1,494	£—	£6,229

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

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

Key points concerning our current financial condition and our planned recapitalization include:

Financial Condition

•	NTL Incorporated and its subsidiaries have issued and outstanding approximately $11.5 billion in senior and subordinated notes and debentures.

•	NTL’s UK credit facilities are fully drawn and the revolving tranche of the Cablecom facility has been capped at its utilized amount of CHF 1,055.0 million. The term tranche of the Cablecom facility is fully drawn.

•	As of May 8, 2002, the date of its Chapter 11 filing, NTL was in default of $95.4 million in interest in respect of $1,693.4 million in principal amount of its indebtedness.

•	NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, all of which related to notes issued by NTL and certain of its subsidiaries.

•	In accordance with the Plan, NTL does not intend to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL Triangle and, upon emergence from Chapter 11, Diamond Holdings Limited.

Recapitalization Plan

•	On May 8, 2002, NTL Incorporated and a number of its subsidiaries, namely, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp., filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code.

•	Under the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as modified and confirmed on September 5, 2002) (the “Plan”), NTL will be split into two separate companies, one holding substantially all of NTL’s UK and Ireland assets (“New NTL”), and the other holding various continental European and other assets (“NTL Euroco”).

•	Under the Plan, holders of notes of NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Diamond Cable Communications will receive 100% of the initial common stock of New NTL and approximately 86.5% of NTL Euroco.

•	Holders of notes of NTL (Delaware), Inc. will have the option to reinvest all or a portion of the NTL (Delaware), Inc. cash to which they are entitled under the Plan in additional shares of common stock, pursuant to the exercise of the noteholder election option, or to be distributed such cash upon effectiveness of the Plan.

•	Common and preferred stockholders, including France Telecom, will be distributed a package of equity rights and Series A warrants entitling them to purchase primary common stock of New NTL. In addition, current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco.

•	Concurrently with the equity rights offering, holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), and NTL Communications Corp. were given the option to apply cash they will be entitled to receive upon effectiveness of the Plan to purchase shares of New NTL common stock, plus any shares (and accompanying Series A warrants) not subscribed for in the equity rights offering (referred to as the noteholder election option). The equity rights offering and the noteholder election option expired on October 3, 2002. Since that time, NTL has allowed electing holders to revoke their exercises of equity rights and the noteholder election option. As of November 12, 2002, there were a total of 2,654 exercises of equity rights and 1,861 exercises of the noteholder election option which had not been revoked.

•	Under the Plan, NTL will convert approximately $10.9 billion of debt to equity, thereby reducing New NTL’s debt to approximately $5.8 billion (pro forma net debt as of September 30, 2002) which will consist of mortgage notes, amounts owed under the UK credit facilities and Diamond Holdings and NTL Triangle notes and the projected exit facility.

•	Under the Plan, NTL Euroco’s debt will consist of the Cablecom credit facility of CHF 1,055.0 million.

•	The Bankruptcy Court approved the proposed debtor in possession (referred to as DIP) financing in the principal amount of $630 million by order dated July 3, 2002. The DIP facility was entered into on July 15, 2002. The DIP facility expires on the earlier of December 1, 2002 and the consummation of the Plan (unless such maturity is extended by the DIP lenders), and thus will need to be replaced by an exit facility.

•	At a hearing on July 12, 2002, the Bankruptcy Court approved the Company’s amended disclosure statement.

•	On September 5, 2002, the Bankruptcy Court confirmed the Plan. Consummation of the Plan remains subject to the satisfaction or waiver of the conditions set forth in the Plan.

Liquidity and Capital Resources

Recapitalization Process and Ability to Continue Operations

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the Bankruptcy Code (the “Plan”). NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that it will be able to reach final agreement on terms. If no agreement can be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. Moreover, NTL is currently in discussions with the UK lenders regarding the above matters, but cannot be certain that they will be resolved successfully. If NTL fails to meet either condition, the Debtors would be unable to consummate the Plan and continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all.

Also, on May 8, 2002, the Company and Diamond Holdings filed proceedings for Administration in England. The principal purpose of the administration orders of the Courts of England and Wales under Part II of the Insolvancy Act relating to the Debtors is the survival of the Debtors and the whole or any part of their undertakings as going concerns. The effect of the administration orders is to provide moratorium protections similar to the effect of the automatic stay of section 362 of the Bankruptcy code with respect to any creditor action in the United Kingdom (referred to as the UK) pending confirmation and consummation of the Debtors’ joint reorganization plan. Toward the end of 2001, while NTL continued to have sufficient liquidity to meet its near term obligations, it recognized the negative impact of the collapsing European and U.S. telecommunications markets on its ability to service its debt. Accordingly, NTL began to implement a strategy to preserve and maximize its enterprise value. This strategy included the implementation of cost-cutting measures and the commencement of discussion with certain third parties regarding strategic alternatives for NTL’s business.

The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. NTL historically met these liquidity requirements through issuances of high-yield debt securities in the capital markets and equity contributions and loans from NTL Communications Corp. Both the equity and debt capital markets have experienced periods of significant volatility, particularly for securities issued by telecommunications and technology companies. The ability of telecommunications companies to access those markets as well as their ability to obtain financing provided by bank lenders and equipment suppliers has become more restricted and financing costs have increased. During some recent periods, the capital markets have been largely unavailable to new issues of securities by telecommunications companies. NTL Incorporated’s public equity is no longer trading on the New York Stock Exchange, and NTL’s debt securities are trading at or near all time lows. These factors, together with NTL’s substantial leverage, means NTL does not currently have access to its historic sources of capital.

In addition, there are no further funds available under NTL’s UK credit facilities and NTL’s Swiss subsidiaries are currently unable to draw the remaining undrawn amounts under the Cablecom credit facility. NTL missed interest payments totaling $495.5 million between April 1, 2002 and November 13, 2002, including interest payemnts of the Company and Diamond Holdings of $99.2 million. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

Pursuant to the Plan, if consummated, NTL will be split into two separate companies, one which will take the name NTL Incorporated, holding NTL’s main UK and Ireland assets (which we refer to as “New NTL”), and one which will be called NTL Europe, Inc., holding NTL’s continental European and certain other assets (which we refer to as “NTL Euroco”). Upon consummation of the Plan, NTL Euroco will hold Cablecom, NTL’s cable business in Switzerland, and Premium TV Limited, NTL’s sports TV content and internet business in the UK, and will retain NTL’s investment interests in cable networks in Scandinavia and Germany (B2 and iesy, respectively). Its interests will also include NTL’s equity investments in the cable channel content providers of the ITN News Channel and The Studio Channel, as well as certain other assets.

Assuming the Plan is consummated, New NTL’s and NTL Euroco’s ability to meet their respective funding requirements following consummation of the Plan are dependent upon a number of factors, including the revenue generated by their operating subsidiaries, their existing cash balances, and their ability to draw upon an exit facility (in the case of New NTL) or any other financing. NTL will be required to replace the DIP facility with an exit facility for New NTL and its subsidiaries upon emergence from Chapter 11, in part because the DIP facility will mature concurrently with NTL’s emergence from Chapter 11, or on December 1, 2002, whichever is earlier (unless such maturity is extended by the DIP lenders). There can be no assurance that these sources of financing will be or will remain available. Assuming consummation, each of New NTL and NTL Euroco will require substantial funds for general corporate and other expenses and may require additional funds for working capital fluctuations. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish New NTL’s and Euroco’s respective ability to sustain operations, meet financial covenants, obtain additional funds required for capital expenditures or other purposes, and make required payments on any indebtedness they have incurred, may incur or that may then, as a result, become due. We can provide no assurance that New NTL and/or NTL Euroco will be successful in raising additional financing if required, or if successful, that the terms of such financing will be favorable. In the event that NTL fails to consummate the Plan, the foregoing description will continue to apply to NTL.

As of September 30, 2002, the Group had approximately £13.2 million in cash and cash equivalents on hand. The Group may require additional cash in the twelve months from October 1, 2002 to September 30, 2003. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £10.0 million from October 1, 2002 to September 30, 2003. Management of the Company believes that cash and cash equivalents on hand at September 30, 2002, and cash from NTL Communications Corp. will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from October 1, 2002 to September 30, 2003.

Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given NTL’s current financial condition and the restrictions on incurring additional debt that are expected to be contained in the exit facility currently being negotiated, there can be no assurance that these sources of funds will be available to us.

During the recapitalization process, the Company has maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

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

To implement the proposed recapitalization, on May 8, 2002, the Debtors filed cases and a pre-arranged joint reorganization plan under Chapter 11. NTL’s operating subsidiaries were not included in the Chapter 11 filing. On June 21, 2002, the United States Trustee appointed an official unsecured creditors’ committee. The creditors’ committee is comprised of the three indenture trustees for the debt securities of NTL and the members of the steering committee of NTL’s bondholders. The members of the creditors’ committee are: The Bank of New York; Wilmington Trust Company; Wells Fargo Bank Minnesota, National Association; Angelo Gordon & Co. LP; Capital Research & Management Company; Franklin Mutual Advisers, LLC; Oaktree Capital Management LLC; Salomon Brothers Asset Management; Appaloosa Management, LP; Fidelity Management & Research Co.; SAB Capital Management, L.P.; and W.R. Huff Asset Management Co., LLC.

The Plan was confirmed by the Bankruptcy Court on September 5, 2002. Consummation remains subject to the satisfaction or waiver of certain conditions described above.

Assuming the Plan is consummated, the Plan will result in the cancellation of all of NTL Incorporated’s outstanding shares of common stock, preferred stock and redeemable preferred stock, and the cancellation of all of the publicly held notes of NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. and the transfer of the publicly held notes of Diamond Cable Communications Limited to New NTL. In addition, when the Plan is implemented, NTL will be discharged from its obligation to pay dividends accruing on the canceled preferred stock and interest accruing on the canceled notes. The Plan contemplates that the UK bank debt and the notes issued by NTL (Triangle) LLC and Diamond Holdings will remain in place. NTL will be split into New NTL and NTL Euroco.

The filing of the petitions seeking relief filed under Chapter 11 constituted an event of default under the indentures of each of the Debtors and amounts outstanding under these indentures became immediately due and payable. No action has been taken to date in respect of those defaults and any such action likely would be barred by the automatic stay that exists by virtue of the Chapter 11 filings. The filing of the Debtors’ Chapter 11 petitions also constituted an event of default under NTL’s UK credit facilities and the Cablecom credit facility, allowing the lenders thereunder to declare amounts outstanding to be immediately payable. Those lenders have not taken any action to date in respect of those defaults.

Recapitalization Expense

Recapitalization items of £2.4 million were incurred in the nine months ended September 30, 2002. NTL expects to incur approximately $26.0 million in additional recapitalization costs until the completion of the process. The proposed joint reorganization plan provides that recapitalization costs will be allocated between New NTL and NTL Euroco.

A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £33 million through September 30, 2002, including approximately £19 million for employee retention related to substantially all of NTL’s UK employees and approximately £14 million for financial advisor, legal, accounting and consulting costs. The recapitalization items incurred by the Company include its share of these expenses.

DIP Facility

In connection with the Plan, some members of the official unsecured creditors’ committee of bondholders committed to provide up to $500 million of new debt financing to enable the business operations of NTL Incorporated and some of its subsidiaries to have access to sufficient liquidity to continue ordinary operations during the Chapter 11 process. The Bankruptcy Court approved a DIP facility in the principal amount of $630 million (including a $130 million commitment from NTL (Delaware), Inc. and the $500 million from certain members of the creditors’ committee) in an order entered on July 3, 2002. On July 15, 2002, the various lenders under the DIP facility and NTL (Delaware), Inc. entered into the DIP facility agreement with Communications Cable Funding Corp., a wholly-owned subsidiary of NTL Communications Corp., to provide $630 million in financing to Communications Cable Funding Corp.

Under the DIP facility agreement, the loan structure contains three tranches that rank equally with each other. All amounts owed under the DIP facility agreement are required to be paid in full no later than the earlier of (i) the consummation of the Plan, (ii) December 1, 2002, and (iii) the date on which all of the term loans become due and payable in full under the DIP facility agreement, whether by acceleration or otherwise (unless maturity is extended by the DIP lenders).

On July 17, 2002, NTL drew the first tranche available under the facility in the amount of $229.0 million. As of September 30, 2002, the total amount outstanding under the DIP facility was $229.0 million.

In connection with the commitment, NTL Incorporated and its debtor subsidiaries paid a commitment fee to the bondholder DIP lenders equal to 2% of the $500 million commitment (i.e., $10 million) in May 2002. In connection with the closing of the DIP facility, NTL Incorporated and its debtor subsidiaries paid a closing fee to the DIP lenders equal to 2% of the $630 million commitment (i.e., $12.6 million) in July 2002.

Each term loan under the DIP facility bears interest on the unpaid principal amount for three months from July 15, 2002 at the rate of 11% per annum. With respect to each successive three month period following that date, the rate per annum will increase incrementally by 1% over the immediately preceding three month period but will not exceed 18% per annum for any three month period. Interest is payable in cash at least monthly. The DIP facility also includes an unutilized commitment fee of 1/2% per annum on the aggregate principal amount of unutilized commitments which is payable in cash each month.

NTL (Delaware), Inc. is also a lender under the DIP facility in the amount of up to $130 million. NTL (Delaware), Inc. has cash on hand and NTL Incorporated and its debtor subsidiaries and the steering committee of bondholders concluded that the cash at NTL (Delaware), Inc. was to be used to partially fund the reorganization of all of the debtors. Pursuant to the terms of the DIP facility, NTL (Delaware), Inc. receives fees, will receive interest if and when it makes any loans, and is entitled to the same protections as the other bondholder DIP lenders.

Under the DIP facility agreement, Communications Cable Funding Corp. is the borrower, NTL Incorporated, NTL (Delaware), Inc. and NTL Communications Corp. are guarantors. NTL Communications Corp. is also a co-obligor of the loans from NTL (Delaware), Inc. Under the DIP facility agreement, with certain exceptions, the cash (except for the DIP facility proceeds) of the borrower and the guarantors is cash collateral for the DIP facility and will not be used or transferred for any purpose whatsoever without the consent of the bondholder DIP lenders. All funding needs of the Debtors will be funded through the proceeds of the DIP facility, in accordance with a budget and the terms of the DIP facility agreement.

A copy of the DIP facility agreement was attached as an exhibit to NTL Incorporated’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2002.

Exit Facility

Because of the short maturity of the DIP facility and the longer term liquidity needs of NTL, as well as the requirements under the Bankruptcy Code for confirmation of and the conditions to consummation of the Plan, NTL requires an exit financing facility for New NTL. The exit financing or any alternative financing would refinance (at least in part) the DIP facility and be used as consideration for the refinancing or repurchase of a £90 million note payable to NTL (Delaware), Inc. from NTL (UK) Group Inc. NTL is currently finalizing discussions with a group of lenders regarding the exit facility, although given the unfavorable present market conditions for telecommunications companies generally, there can be no assurance an agreement for an exit facility with acceptable terms will be reached. If acceptable exit financing is not obtained, the Plan could not be consummated and NTL could not emerge from Chapter 11 in accordance with the Plan.

NTL expects that the exit facility will be secured by various assets of New NTL, including those which secure the DIP facility, will rank senior to all current and future subordinated debt of New NTL, and will be guaranteed by certain subsidiaries of New NTL.

NTL also expects that the exit facility will impose operating and financial restrictions on New NTL and its subsidiaries. These restrictions will significantly limit or prohibit, among other things, New NTL’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions in respect of capital stock, make other restricted payments, enter into sale and leaseback transactions, create liens upon assets, enter into transactions with affiliates or related persons, sell assets, or consolidate, merge, or sell all or substantially all of their assets. NTL anticipates that these restrictive covenants could materially impact New NTL’s ability to finance future operations or capital needs through debt or equity financing or to engage in other business activities.

The terms, covenants, and conditions of an exit facility have not been finalized and remain subject to negotiation and final documentation, as well as approval by NTL’s UK bank lenders to its terms.

The exit facility for New NTL and its subsidiaries will not be available to NTL Euroco. It is anticipated that NTL Euroco and its subsidiaries will require substantial financing to continue operations because, among other things, the Cablecom bank facilities become repayable on April 30, 2003, unless otherwise refinanced. There can be no assurance that NTL Euroco (or any subsidiary thereof) will be able to raise sufficient funds to meet its liquidity requirements following consummation.

The Plan

In addition to the split into New NTL and NTL Euroco, the following are the details of the Plan:

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom), NTL Communications Corp. and Diamond Cable Communications Limited will in the aggregate receive 100% of the initial common stock of New NTL (excluding shares issuable in the rights offerings and upon the exercise of warrants (discussed below) and upon the exercise of options which will be granted to certain employees of New NTL).

•	Holders of notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive (i) 100% of the preferred stock of NTL Euroco and (ii) a certain amount of cash as specified in the Plan. Holders of the subordinated notes of NTL Incorporated (other than France Telecom), NTL (Delaware), Inc. (other than France Telecom) and NTL Communications Corp. will in the aggregate receive 86.5% of the initial common stock of NTL Euroco (excluding shares issuable upon the exercise of options which will be granted to certain employees of NTL Euroco).

•	Holders of senior notes of NTL Communications Corp. will receive the value of a specified number of shares of common stock of NTL Euroco pursuant to the amended joint reorganization plan. Notes of NTL Communications Corp.’s subsidiaries Diamond Holdings Limited and NTL (Triangle) LLC will remain outstanding and interest payments will be made on the notes of NTL (Triangle) LLC and, upon emergence from Chapter 11, the notes of Diamond Holdings.

•	In addition to the above, holders of several series of NTL’s outstanding convertible subordinated notes were granted an option to elect to purchase additional shares of New NTL common stock (and accompanying Series A Warrants) not subscribed for in the equity rights offering as described below.

•	Current preferred and common stockholders of NTL Incorporated, including France Telecom, will receive Series A warrants to purchase common stock of New NTL and have received equity rights entitling them to purchase common stock of New NTL. For each share of common stock purchased upon exercise of equity rights, the person exercising such equity rights will receive a Series A warrant to purchase one share of common stock of New NTL. The Series A warrants will be exercisable for a period of eight years at an exercise price of $77.47 per share. The exercise price and the number of shares to be received upon exercise of the Series A warrants is subject to customary adjustments for stock splits, stock recapitalizations and distributions of property (other than cash) to holders of New NTL common stock. The exercise price per share of New NTL common stock under the equity rights offering and the noteholder election option was $25.28, which NTL expects will substantially exceed the likely initial market price for a share of New NTL common stock upon consummation, and which is also subject to adjustment consistent with the Series A warrants.

•	The equity rights offering and the noteholder election option expired on October 3, 2002. Since the expiration of the equity rights offering and the noteholder election option, NTL has allowed equity holders who have exercised equity rights and noteholders who have exercised their noteholder election option to revoke such exercises. As of November 12, 2002, there were a total of 2,654 exercises of equity rights (including oversubscriptions) and 1,861 exercises of the noteholder election option which had not been revoked. Prior to consummation of the Plan, NTL will continue to permit persons who have exercised equity rights and the noteholder election option to revoke their exercise so the final number of exercises may be lower.

•	Current preferred stockholders, other than France Telecom, will receive approximately 3.2% and current common stockholders, other than France Telecom, will receive approximately 10.3% of the primary equity of NTL Euroco. France Telecom will also receive NTL Incorporated’s 27% interest in Noos, pursuant to a pledge of such interest to France Telecom given at the time of its acquisition.

NTL has received a conditional approval to have the shares of common stock and Series A warrants of New NTL quoted on the Nasdaq National Market upon consummation of the Plan. However, this approval is conditioned upon, among other things, New NTL’s ability to meet the $5.00 minimum bid requirement of the Nasdaq National Market listing requirements on the first day of trading. There can be no assurance that this requirement will be met, or that in the future New NTL will be able to meet other continued listing requirements of the Nasdaq National Market. NTL currently expects that the NTL Euroco common stock and preferred stock will not be quoted on any market or listed on any securities exchange. There may be no trading market for the common stock and the preferred stock of NTL Euroco.

On November 12, 2002, NTL filed a motion with the Bankruptcy Court to allow it, after consultation with the Committee, to reduce by one-third the number of authorized shares of New NTL common stock and to reduce by three-fourths the number of shares of New NTL common stock issued and reserved for issuance under the Plan. If the motion is approved by the Bankruptcy Court, NTL would take this step only (i) after consultation with the Committee and (ii) if NTL were to determine, after an evaluation of the trading prices of the shares of New NTL common stock on the “when-issued” market prior to the consummation of the Plan, that a reduction in the number of shares of New NTL common stock is necessary to better enable New NTL to satisfy the first trading day minimum closing bid price per share requirement of NASDAQ.

With respect to the proposed preferred shares of NTL Euroco to be issued upon consummation, prior to consummation of the Plan, NTL may file a motion with the Bankruptcy Court seeking to modify the Plan to reduce the liquidation preference from $1,000.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends, to $50.00 per share of preferred stock of NTL Euroco, plus accrued and unpaid dividends. As a result of the aforementioned adjustment (i) the number of shares of preferred stock of NTL Euroco authorized under the NTL Euroco Amended and Restated Certificate of Incorporation would be increased from 1,000,000 to 20,000,000 and (ii) 8,000,000 shares of NTL Euroco preferred stock would be authorized under the NTL Euroco Amended and Restated Certificate of Incorporation. This is intended to enhance the ability for these shares to trade if a trading market develops.

Bank Waivers

Before NTL could commence negotiations with the unofficial committee of bondholders, it was necessary to obtain waivers from the lenders under its UK credit facilities and the credit facility utilized by Cablecom GmbH, the principal trading subsidiary of its Swiss companies. Diamond does not have any ownership interest in this group, although the condition of this group can indirectly impact Diamond to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of Diamond, or otherwise impacts the recapitalization process. Effective March 8, 2002, these lenders granted waivers which, until March 29, 2002, provided that the commencement of negotiations with bondholders with a view to rescheduling its debt would not constitute an event of default under the credit facilities.

In connection with the granting of the initial waivers, NTL agreed, among other things:

•	to provide the lenders under the UK credit facilities with a 13 week rolling cash flow projection (updated every two weeks);

•	to keep the lenders informed of, and to provide documents in connection with, negotiations with bondholders or strategic investors or concerning proposed asset dispositions;

•	not to repurchase NTL notes; and

•	not to make an exchange offer for NTL notes or enter into an agreement with NTL bondholders, subject to some exceptions, without the consent of the lenders.

Effective March 28, 2002, the lenders under the credit facilities agreed to amend the initial waivers. The amendments to the initial waivers extended the duration of the initial waivers to April 29, 2002 in the case of the UK credit facilities or May 14, 2002 in the case of the Cablecom facility, unless the missed interest payments on April 1, 2002 were remedied or a sufficient number of bondholders agreed to forbear in respect of such non-payment, in which case, the UK credit facilities waivers would be extended to May 14, 2002. As a condition to the waivers’ continuing effectiveness, the UK lenders required NTL (Delaware), Inc. to loan £90 million to NTL (UK) Group, Inc. following receipt of the proceeds from the sale of NTL Australia. This loan is structurally senior to the outstanding public notes issued by NTL but contractually subordinated to the working capital facility. In connection with the amendments to the waivers, NTL affirmed the provisions of the initial waivers and in addition, NTL agreed, among other things, to:

•	provide the bank lenders a timeline setting forth the steps proposed to be taken in connection with the recapitalization and the dates by which such steps are to be taken;

•	use reasonable endeavors to consider with the lenders under the Cablecom credit facility possible means of credit enhancement;

•	provide the lenders under the Cablecom credit facility, by April 12, 2002, with an updated structure chart of NTL as well as a contingency business plan for Cablecom in the event that sufficient additional funding for Cablecom is not obtained; and

•	pay legal, accounting and other advisory fees of the agent and the coordinators of the lending syndicates.

The amended waivers also prohibited NTL from commencing voluntary dissolution proceedings, including proceedings under Chapter 11, without the consent of these lenders. As a consequence, NTL cannot enter into a binding agreement with the unofficial bondholder committee or implement the proposed plan without the consent of the bank lenders. Nor, as of the date of this Form 10-Q, are there any current waivers from NTL’s secured lenders and NTL is therefore in default under its UK credit facilities and the Cablecom credit facility. The lenders under those credit facilities are therefore entitled to declare the principal amount of the outstanding debt immediately due and payable and to enforce the security taken to secure those facilities. It is a condition to consummation of the Plan that the UK credit facilities are restated on terms acceptable to the Debtors and the official creditors’ committee. In connection with the Plan, it is intended that the existing events of default under the credit facilities will be cured by waiver or amendment with effect from the Effective Date of the Plan.

As of December 31, 2001, Cablecom’s and various of its subsidiaries’ liabilities exceeded their respective assets. As a consequence, under Swiss law, those entities were deemed to be “overindebted”. Under Swiss law, unless the overindebtedness were rectified, those entities would have been required to commence an insolvency proceeding in Switzerland.

On April 30, 2002, Cablecom reached an agreement with the lenders under the Cablecom credit facility under which the defaults subsisting at that time were remedied or were waived by the restatement of the credit agreement and the grant of a waiver letter. Conditions subsequent such as the grant of new security and the deposit of share certificates relating to minority shareholdings pledged to the banks were imposed by these documents and other new finance documents executed pursuant to the restatement. The overindebtedness of Cablecom GmbH was resolved by a restructuring of intra-group debt and temporary measures were introduced to ameliorate the effect of the overindebtedness of Cablecom’s subsidiaries.

As part of the April 30 agreement, the Cablecom lenders required the final maturity date of the Cablecom credit facility to be brought forward to April 30, 2003. They also required steps to be initiated towards the sale of all, or part of, or an investment in, the Cablecom group.

The problem of historic overindebtedness was resolved on June 26 and June 27, 2002 in certain of the overindebted subsidiaries when they were merged into Cablecom and other members of the Cablecom group. The remaining overindebted subsidiaries were not merged but the overindebtedness issue was ameliorated in those subsidiaries by way of subordination agreements which obviated any requirement to institute insolvency proceedings in respect of these companies.

Since the end of April 2002, the following defaults have occurred under the Cablecom finance documents: (1) the indentures issued by NTL (Delaware), Inc. and NTL Incorporated became payable and were not paid; (2) NTL (Delaware), Inc. commenced negotiations with its creditors with a view to the general rescheduling of its indebtedness and commenced cases under Chapter 11 pursuant to which it reorganized its debt; (3) NTL (Delaware), Inc.’s liabilities exceeded the value of its assets and it was unable to pay its debts as they became due; (4) Cablecom was unable to satisfy the conditions to allow it to rollover revolving advances maturing in early July 2002; the revolving advances remained unpaid for several days until Cablecom was able to obtain the consent of the banks to waive the conditions to their rollover; and (5) certain of the conditions subsequent imposed by the restated credit agreement, the waiver letter and other finance documents executed pursuant to the restated credit agreement had not been fulfilled.

Although it is not a condition to consummation of the Plan, it is proposed to obtain a waiver of the events of default described in the preceding paragraph by the effective date of the Plan.

Future developments in Cablecom’s business, as well as external factors, could result in a reemergence of the overindebtedness issue under Swiss law. In particular, the Cablecom credit facility is due for repayment on April 30, 2003 and it will not be possible to repay the facility without substantial investment from a third party or further borrowing.

Interest Payments on Public Notes

NTL has substantial interest payment obligations under its existing indebtedness. NTL Incorporated and certain of its subsidiaries did not make their scheduled interest payments on the respective due dates as follows:

April 1, 2002:

NTL Communications Corp.	9-1/2% notes due 2008	$8.6 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.2 million

April 15, 2002:

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

May 15, 2002:

NTL Communications Corp.	9-1/4% notes due 2006	$10.5 million

NTL Communications Corp.	6-3/4% notes due 2008	$38.8 million

NTL Communications Corp.	9-7/8% notes due 2009	$15.7 million

	Total	$65.0 million

June 15, 2002:

Diamond Cable

Communications Limited	11-3/4% notes due 2005	$31.2 million

NTL Communications Corp.	7% notes due 2008	$17.1 million

NTL (Delaware), Inc.	5-3/4% notes due 2009	$34.5 million

	Total	$82.8 million

July 15, 2002:

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

August 1, 2002:

NTL Communications Corp.	11-1/2% notes due 2006	$60.4 million

NTL Communications Corp.	12-3/8% notes dues 2008	$18.3 million

Diamond Holdings Limited	10% notes due 2008	$10.5 million

Diamond Holdings Limited	9-1/8% notes due 2008	$5.0 million

	Total	$94.2 million

August 15, 2002:

NTL Communications Corp.	10% notes due 2007	$20.0 million

Diamond Cable Communications Limited	10-3/4% notes due 2007	$22.6 million

	Total	$42.6 million

September 30, 2002:

Diamond Cable Communications Limited	13-1/4% notes due 2004	$18.9 million

October 1, 2002

NTL Communications Corp.	9-1/2% notes due 2008	$9.3 million

NTL Communications Corp.	11-1/2% notes due 2008	$35.9 million

NTL Communications Corp.	11-7/8% notes due 2010	$29.7 million

	Total	$74.9 million

October 15, 2002

NTL Communications Corp.	12-3/4% notes due 2005	$17.7 million

NTL Incorporated (NTL (Delaware), Inc., co-obligor)	5-3/4% notes due 2011	$2.5 million

	Total	$20.2 million

Interest payments of $18.9 million were made, when due, on April 2, 2002 in respect of the Diamond Cable Communications 13-1/4% senior discount notes due 2004. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL will not make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC (a non-debtor) and, upon emergence from Chapter 11, Diamond Holdings Limited.

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. An event of default entitles the trustee under the indenture or the holders of 25% of the outstanding notes to declare the principal amount of those notes to be immediately due and payable. Even if the maturity of those notes is not accelerated after the 30 day grace period, such an event of default would also result in an event of default in respect of other debt (commonly called cross defaults) under most of NTL’s other notes. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under NTL’s other indentures at NTL Communications Corp., NTL (Delaware), Inc., NTL Incorporated and under the UK credit facilities and under the Cablecom credit facility. This gave holders of the outstanding series of debt at these entities the right to accelerate repayment of those debts by declaring the principal amount of the debts to be immediately due and payable. As a result of the payment defaults as well as the Debtors’ voluntary filing under Chapter 11 on May 8, 2002, there is an event of default under all of NTL’s credit facilities and the indentures governing all of NTL’s publicly traded debt, other than debt of NTL (Triangle) LLC. As a result of the Chapter 11 filings, all of NTL’s publicly traded debt, other than the debt of NTL (Triangle) LLC, became immediately due and payable, pursuant to the terms of the indentures governing such debt. The automatic stay of section 362 of the Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court. However, NTL has received letters from the agents for the lenders under the UK credit facilities reserving such lenders’ rights to accelerate repayment of the facilities and to enforce the security granted in respect of the facilities on account of the defaults thereunder, actions which would not be prohibited by the automatic stay.

Credit Rating Downgrades

On April 3, 2002, credit rating agency Standard & Poor’s lowered the long-term corporate credit rating on some of NTL’s public debt to D from CCC-, citing NTL’s failure to make a bond interest payment due on April 1, 2002.

Delisting of NTL Incorporated Common Stock

On March 28, 2002, the New York Stock Exchange (“NYSE”) announced that it was suspending NTL Incorporated’s common stock from trading on the NYSE, which was followed by the delisting of NTL Incorporated’s common stock. NTL Incorporated’s common stock is currently quoted on the Over the Counter Bulletin Board under the symbol “NTLDQ.OB”. Pursuant to the Plan, NTL Incorporated’s currently outstanding common stock will be cancelled upon effectiveness of the Plan. The common stock and Series A warrants of New NTL have been conditionally approved to trade on the Nasdaq National Market. The common and preferred stock of NTL Euroco have not been approved to trade on any exchange.

Sale of NTL Australia

On April 2, 2002, NTL announced that it had completed the previously announced sale of its Australian broadcast business to Macquarie Communications Infrastructure Holding Pty Limited for A$850 million (US$451.3 million). The net proceeds from the sale were approximately A$575.3 million (US$304.5 million). At that time, the business’ bank debt outstanding totaled A$227.3 million (US$121.7 million). Diamond did not have any ownership interest in NTL Australia.

On April 5, 2002, NTL (Delaware), Inc. loaned £90 million to NTL (UK) Group Inc., which loan was funded by the proceeds of the sale of NTL Australia. This loan is subordinated to NTL’s UK credit facilities. Upon effectiveness of the Plan, the £90 million note will be sold to Communications Cable Funding Corp. for consideration comprising the principal amount plus accrued interest on the note. The remaining proceeds of the sale of NTL Australia remain at NTL (Delaware), Inc., and the Plan anticipates that such proceeds will form a portion of the consideration to be offered to bondholders of NTL (Delaware), Inc. and NTL Incorporated in satisfaction of their claims against those companies.

Potential Sale of, or Outside Investment in, Cablecom

Under the terms of the agreement reached with its lenders, NTL Cablecom Holding GmbH and/or Cablecom and/or NTL (Delaware), Inc. have agreed to approve any outside investment in, or sale of all or a part of, the Cablecom Group, which is acceptable to the Cablecom lenders.

Under an agreement made between the Cablecom lenders and NTL, if a sale of all or a part of the Cablecom Group is consummated on or before August 31, 2003, the Cablecom lenders will be entitled to receive additional interest equal to 20% of the net proceeds of such a sale after repayment of the amounts outstanding under the Cablecom credit facility and related finance documents and other expenses and taxes of the sale.

There can be no assurance that any outside investment in, or sale of all or a part of, the Cablecom group pursuant to the Cablecom credit facility will be possible on terms that are acceptable to the Cablecom lenders and/or favorable to NTL (or, if the Plan is consummated, NTL Euroco). In particular, in the current environment, there may be little or no value to NTL’s shareholding in the Cablecom group, which may result in NTL (or, if the Plan is consummated, NTL Euroco) receiving little or no consideration for its equity interest in the Cablecom group. Further, if a third party makes an investment in the Cablecom group there can be no assurance that NTL (or, if the Plan is consummated, NTL Euroco) will be able to maintain its power to direct the management of the Cablecom group.

Cablecom will become a part of NTL Euroco following the consummation of the Plan. Accordingly, if Cablecom is sold, assuming consummation of the Plan, NTL Euroco’s principal assets would be limited to Premium TV Limited and certain minority holdings.

Investments in and Loans to Affiliates

On April 15, 2002, a funding request for approximately $20 million was received by NTL under the terms of the investment agreement relating to NTL’s investment in B2. NTL informed B2 and the other principal investors that it was not in a position to comply with this request for funding. The B2 investment agreement provides that if NTL fails to provide such funding, it might be sued for non-payment and arguably could lose certain rights under the B2 shareholders’ agreement. Pursuant to the applicable documents, if this occurs the majority remaining shareholders may also elect to terminate the B2 shareholders’ agreements with respect to NTL and exercise a contractual right to acquire on a pro rata basis NTL’s interest in B2 at 25% of fair market value. If the remaining shareholders were able and elected to exercise these rights, NTL could be forced to sell its stake in B2 at a loss. On October 4, 2002, NTL filed a motion with the Bankruptcy Court to reject the B2 investment agreement and shareholders’ agreements under section 365 of the Bankruptcy Code, and the Bankruptcy Court subsequently authorized NTL’s rejection of the agreements. On November 8, 2002, B2 and the remaining shareholders filed proofs of claim with the Bankruptcy Court asserting their right to recover: (1) more than $20 million from NTL in respect of the unpaid funding request, (2) unspecified damages for NTL’s failure to perform under the relevant agreements, and (3) unspecified costs and expenses incurred in the exercise of their remedies under the agreements. Additionally, B2 and the remaining shareholders reserved their rights to avail themselves of any remedies under the investment and shareholders agreements and to take any actions to acquire NTL’s interest in B2, as described above. NTL intends to object to the proofs of claim filed by B2 and the remaining shareholders.

Premium TV Limited, a wholly-owned subsidiary of NTL (Delaware), Inc., is obliged to provide funding of up to approximately £19.0 million ($29.8 million) to fund various of its joint venture interests. Of this amount, the payment of approximately £4.0 million ($6.3 million) has been guaranteed by NTL (Delaware), Inc. If Premium TV Limited fails to provide its committed funding under the relevant shareholder arrangements relating to these joint ventures, Premium TV Limited and, in respect of the guaranteed amounts, NTL (Delaware), Inc., may be sued for non-payment. As a result of the recapitalization process, the relevant joint venture partners may assert that they can compulsorily acquire Premium TV Limited’s interest in the relevant joint venture at a third party appraisal valuation. Premium TV Limited is currently in discussions with certain of these joint venture partners with a view to restructuring the relevant joint ventures. In the event that these discussions do not reach a resolution acceptable to Premium TV Limited, Premium TV Limited may seek to discontinue these joint ventures and terminate their activities. NTL believes, however, that it has various defenses and protections under the Bankruptcy Code against such actions and intends to enforce vigorously its rights and protections.

The Bankruptcy Court will adjudicate the claims of B2 and the remaining shareholders and NTL’s defenses thereto. Diamond does not have any ownership interest in B2 or Premium TV Limited, although the condition of B2 and/or Premium TV Limited could indirectly impact Diamond to the extent it impacts NTL Incorporated or NTL (Delaware), Inc., both parent companies of Diamond, or otherwise impacts the recapitalization process. Upon consummation of the Plan, NTL Euroco will succeed to the rights and obligations of NTL described in the two preceding paragraphs.

Relationships with Suppliers

The uncertainty over NTL’s financial condition may adversely affect its relationships with its suppliers. If NTL’s suppliers become increasingly concerned about its financial condition, they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect its results of operations, financial condition and cash flows.

Defaults under Indebtedness

Set forth below is a non-comprehensive description of defaults, as well as whether such defaults have led to an event of default or acceleration of indebtedness, with respect to NTL’s bank facilities and NTL’s outstanding notes, each as of May 8, 2002, the date of the Chapter 11 filings of the Debtors. As a consequence of the Chapter 11 filings on May 8, 2002, all amounts outstanding under the indentures governing the high yield and convertible debt of the entities having commenced Chapter 11 cases automatically became immediately due and payable. However, the automatic stay of section 362 of the Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

Credit Facilities

Amount
		available/amount		Event of default/
		outstanding (as of	Defaults	acceleration
		September 30, 2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTLCL

1.	Working Capital Facility	Nil available $641.0 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

2.	Senior Credit Facility	Nil available $4,372.2 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Cablecom

3.	Term Loan Facility	Nil available $1,829.5 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on outstanding notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire

4.	Revolving Facility	Nil available $714.9 million outstanding	Default (negotiation with bondholders with a view to rescheduling, failure to pay interest on notes after 30-day grace period, Chapter 11 filings)	Event of default with respect to entire amount; lenders can accelerate entire amount

Outstanding Public Notes

		Amount outstanding		Event of default/
		(as of September 30,	Defaults	acceleration
		2002)	(as of May 8, 2002)	(as of May 8, 2002)

NTL Incorporated (NTL (Delaware), Inc.) co-obligor

1	5-3/4% Convertible Subordinated Notes due June 22, 2011	$100.0 million	Payment default of $2.5 million of interest due April 15, 2002; Chapter 11 filings — entire amount outstanding	Event of default/acceleration of entire amount

NTL (Delaware), Inc.

2.	5-3/4% Convertible Subordinated Notes due December 15, 2009	$1,200.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

NTL Communications Corp.

3.	12-3/4% Senior Deferred Coupon Notes due 2005	$277.8 million	Payment default of $17.7 million of interest due April 15, 2002; Chapter 11 filings — entire amount outstanding	Event of default/acceleration of entire amount

4.	11-1/2% Senior Deferred Coupon Notes due 2006	$1,050.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

5.	10% Senior Notes due 2007	$400.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

6.	9-1/2% Senior Sterling Notes due 2008, less unamortized discount	$195.8 million	Payment default of $8.6 million of interest due April 1, 2002; Chapter 11 filings — entire amount outstanding	Event of default/acceleration of entire amount

7.	10-3/4% Senior Deferred Coupon Sterling Notes due 2008	$428.4 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

8.	9-3/4% Senior Deferred Coupon Notes due 2008	$1,193.3 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

9.	9-3/4% Senior Deferred Coupon Sterling Notes due 2009	$430.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

10.	11-1/2% Senior Notes due 2008	$625.0 million	Payment default of $35.9 million of interest due April 1, 2002; Chapter 11 filings — entire amount outstanding	Event of default/acceleration of entire amount

11.	12-3/8% Senior Deferred Coupon Notes due 2008	$380.6 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

12.	7% Convertible Subordinated Notes due 2008	$489.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

13.	9-1/4% Senior Euro Notes due 2006	$247.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

14.	9-7/8% Senior Euro Notes due 2009	$345.8 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

15.	11-1/2% Senior Deferred Coupon Euro Notes due 2009	$156.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

16.	11-7/8% Senior Notes due 2010, less unamortized discount	$491.5 million	Payment default of $29.7 million of interest due April 1, 2002; Chapter 11 filings — entire amount outstanding	Event of default/acceleration of entire amount

17.	12-3/8% Senior Euro Notes due 2008, plus unamortized discount	$297.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

18.	6-3/4% Convertible Senior Notes due 2008	$1,150.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

NTL Triangle

19.	11.2% Senior Discount Debentures due November 15, 2007	$517.3 million	None	None

Diamond

20.	13-1/4% Senior Discount Notes due 2004	$285.1 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

21.	11-3/4% Senior Discount Notes due 2005	$531.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

22.	10-3/4% Senior Discount Notes due 2007	$420.5 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

23.	10% Senior Sterling Notes due 2008, issued by Diamond Holdings plc	$211.9 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace amount — entire amount outstanding	Event of default/acceleration of entire amount

24.	9-1/8% Senior Notes due 2008, issued by Diamond Holdings plc	$110.0 million	Chapter 11 filings, failure to pay interest on outstanding notes after 30 day grace period — entire amount outstanding	Event of default/acceleration of entire amount

Description of Outstanding Public Notes

The following summarizes the terms of the significant notes issued by the Company and Diamond Holdings as of September 30, 2002. The holders of the debt have the right to accelerate re-payment, which has caused all of the Group’s long-term debt to be classified as current, except for the long term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the Bankruptcy Court.

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

Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9-1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

The Company has $285.1 million in principal amount at maturity of its 13-1/4% Senior Discount Notes due September 30, 2004 (the “1994 Notes”) outstanding. Interest on the 1994 Notes is payable semiannually on March 31 and September 30.

The Company also has $531.0 million in principal amount at maturity of its 11-3/4% Senior Discount Notes due December 15, 2005 (the “1995 Notes”) outstanding. Interest on the 1995 Notes is payable semiannually on June 15 and December 15.

Finally, the Company has $420.5 million in principal amount at maturity of its 10-3/4% Senior Discount Notes due February 15, 2007 (the “1997 Notes”) outstanding. Cash interest was not payable on the 1997 Notes prior to February 15, 2002. Thereafter, interest accrues on the 1997 Notes and is payable semiannually, which commenced on August 15, 2002, at a rate of 10 3/4% per annum.

Contractual Obligations and Commercial Commitments

The following table includes aggregate information about the Group’s contractual obligations as of September 30, 2002 and the periods in which payments are due. The holders of the long-term debt have the right to accelerate repayment, which has caused all of the Group’s long-term debt to be classified as current, except for the long-term debt included in liabilities subject to compromise. The automatic stay of Section 362 of the United States Bankruptcy Code prevents the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

The Group has no significant commercial commitments as of September 30, 2002.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

			(in millions)
Long-Term Debt(1)	£1,005.0	£—	£194.0	£606.0	£205.0

Mortgage Loan Obligations	2.0	0.3	0.5	0.5	0.7

Operating Leases	—	—	—	—	—

Unconditional Purchase Obligations	3.1	3.1	—	—	—

Other Long-Term Obligations	None	—	—	—	—

Total Contractual Cash Obligations	£1,010.1	£3.4	£194.5	£606.5	£205.7

(1)  Includes note payable to NTL Communications Corp.

Condensed Consolidated Statements of Cash Flows

Net cash provided by/(used in) operating activities amounted to £13.0 million and £(107.3) million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, net cash provided by operating activities includes an increase of £16.0 million in due to affiliates. During the nine months ended September 30, 2001, net cash used in operating activities includes £32.3 million used for payments to affiliates which was funded by additional equity. Net cash provided by operating activities also reflects the reduction in cash paid during the period for interest to £23.6 million from £69.1 million in the nine months ended September 30, 2002 and 2001, respectively.

Net cash used in investing activities amounted to £16.7 million and £51.1 million for the nine months ended September 30, 2002 and 2001, respectively, primarily for continuing fixed asset purchases. The Group will continue to minimize purchases of fixed assets in 2002 in an effort to conserve cash.

Net cash provided by financing activities amounted to £12.4 million and £156.5 million for the nine months ended September 30, 2002 and 2001, respectively. Cash provided in 2002 includes loan notes of £13.0 million and capital contributions of £0.1 million and cash provided in 2001 represents £157.6 million in additional equity, each from NTL Communications Corp.

Selected Operating Data

The following table sets forth certain data concerning the Company’s Franchises at September 30, 2002

September 30,
2002

Homes passed(1)	794,000

Homes marketed(2)	712,600

Total customers	330,442

Digital Subscribers	107,755

Broadband Subscribers	57,232

Telephone Subscribers	308,469

Penetration (Homes marketed)(3)	46.4%

Average monthly revenue per unit(ARPU)	£35.23

Churn	16.2%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes activated for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penentration rate is calculated by dividing the number of customers by the number of homes.

Results of Operations

Consolidated financial information for the Group for the nine and three months ended September 30, 2002 and 2001 is as follows: (in £’000s, NM denotes percentage not meaningful)

	Nine Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	£	%

Revenues	£ 133,161	£ 132,482	679	0.5

Operating, selling, general and administrative expenses	(108,377)	(134,088)	(25,711)	(19.2)

Other charges	(577)	—	577	NM

Depreciation and amortization	(45,938)	(43,104)	2,834	6.6

Operating loss	(21,731)	(44,710)	(22,979)	(51.4)

Interest expense	(53,819)	(91,012)	(37,193)	(40.9)

Interest income and other, net	345	—	345	NM

Exchange gains/(losses)	69,558	(15,518)	(85,076)	(548.2)

Loss before recapitalization items	(5,647)	(151,240)	(145,593)	(96.3)

Recapitalization items	(2,379)	—	2,379	NM

Net loss	£ (8,026)	£ (151,240)	(143,214)	(94.7)

	Three Months Ended
	September 30,		Increase/(Decrease)

	2002	2001	£	%

Revenues	£ 42,965	£ 44,634	(1,669)	(3.7)

Operating, selling, general and administrative expenses	(35,052)	(46,416)	(11,364)	(24.5)

Other charges	(577)	—	577	NM

Depreciation and amortization	(14,873)	(14,014)	859	6.1

Operating loss	(7,537)	(15,796)	(8,259)	(52.3)

Interest expense	(5,841)	(30,197)	(24,356)	(80.7)

Interest and other, net	164	—	164	NM

Exchange gains	26,161	39,930	(13,769)	(34.5)

Income (loss) before recapitalization items	12,947	(6,063)	(19,010)	(313.5)

Recapitalization items	(2,349)	—	(2,379)	NM

Net income/(loss)	£ 10,598	£ (6,063)	(16,661)	(274.8)

As expected, our growth in 2002 has been curtailed by funding constraints. Although our current business plan includes a reduction in the number of new customers and an increase in revenue from existing customers, our cash constraints present many challenges to the successful execution of the business plan. We are conserving cash by minimizing capital expenditures including expenditures to connect new customers to our network. In order to maintain revenues and cash from operations while reducing the number of new customers, we must reduce and limit customer churn. We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and reduce churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service. This effort is at an early stage although four franchise areas have been partially migrated through September 30, 2002. Although the new system does not yet support NTL’s full suite of services, NTL expects to substantially complete the project by the fourth quarter of 2003. The total project cost is estimated to be approximately £63.0 million, of which NTL has incurred approximately £14.2 million through September 30, 2002. NTL cannot be certain that this project will be successful. If the full integration is not successful, NTL could experience an adverse effect on customer service and on its costs of maintaining these systems going forward.

Our plan to reduce churn and to increase ARPU includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If we are unable to charge the prices for these services in the future that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

NTL currently expects to incur restructuring charges in the fourth quarter of 2002 of approximately £20 million as part of its continuing effort to reduce operating costs and re-size certain business units. The charges will include employee severance and related costs and other costs to exit business activities.

Media speculation regarding our financial condition and potential outcomes of the recapitalization process could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of alternative telecom carriers in general may effect our reputation. One of the key strategies in our business plan is to increase our penetration of higher value small to medium size enterprises (or SMEs) and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the effect of that publicity on our brand name, we have found it difficult to increase market share. We believe our recapitalization process and the general unfavorable climate for alternative telecom carriers effected our revenues through the first three quarters of 2002 as prospective customers began deferring orders beginning in the fourth quarter of 2001. Even if we successfully complete the recapitalization process, there is no assurance that the negative publicity will not adversely impact our results of operations or have a long-term negative effect on our brand.

In addition, this uncertainty may adversely affect our relationships with suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or not extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. However, this did not have a significant effect on our results of operations or cash flows through the first three quarters of 2002.

There can be no assurance that we will successfully complete the proposed recapitalization plan in a timely manner in order to sustain our operations.

Ongoing reviews of certain balance sheet accounts have indicated that there may be provisions that may no longer be necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The process of making this determination is expected to be completed in the fourth quarter of 2002, and could result in at least an approximate £30 million increase in New NTL’s EBITDA for the twelve months ending December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of estimates, assumptions and judgments that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. NTL’s determination of the amount of labor and overhead to capitalize in connection with the design and installation of fixed assets, and our recording of provisions for liabilities, requires the use of such estimates, assumptions and judgments.

As a result of capital constraints imposed on its business, New NTL has been engaged in a process of reducing its expenditures in a variety of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of New NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused New NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. This study is not sufficiently complete to book any changes, but is expected to be completed in the fourth quarter of 2002, and could result in up to an approximate £45 million increase in New NTL’s expense (and the resulting equivalent reduction in EBITDA and fixed assets) for the twelve months ending December 31, 2002.

Revenue for the nine and three months ended September 30, 2002 and 2001 was £133.2 million, £132.5 million, £43.0 million and £44.6 million, respectively, representing an increase of 0.5% and a decrease of 3.7%. The increase in the nine months ended September 30, 2002 was owing to price increases and upselling new services to customers. The decrease in the three months ended September 30, 2002 was a result of a reduction in the customer base owing to disconnects, lower telephony usage and fewer premium package television customers.

Operating costs (including network expenses) for the nine and three months ended September 30, 2002 and 2001 were £66.3 million,

£73.8 million, £21.4 million and £23.3 million, respectively, representing decreases of 10.2% and 8.2%. The reduction in costs has resulted from efficiencies gained in the network and negotiated reductions in the costs of interconnection and television programming. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Group’s subscription free Internet service, Broadband internet service and Digital packages. In the nine and three months ended September 30, 2002 and 2001 these charges were £28.4 million, £26.5 million, £8.7 million and £4.1 million, respectively.

Selling, general and administrative expenses for the nine and three months ended September 30, 2002 and 2001 were £42.1 million, £60.3 million, £13.7 million and £23.1 million, respectively, representing decreases of 30.2% and 40.7%. The nine month period reduction results from the continued progress NTL has made in improving efficiencies and reducing costs. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. In the nine and three months ended September 30, 2002 and 2001 these charges were £42.1 million, £40.0 million, £13.7 million and £13.0 million, respectively.

The charges represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. It is not practicable to determine the amount of these expenses that could have been incurred had the Group operated as an unaffiliated entity. In the opinion of the management of the Group, the allocation method is reasonable. These charges have increased as a result of the continued integration of the Group’s entities into the UK operations of NTL. The charges include payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced significantly direct transactions with third parties as a result of the continued integration of the Group with NTL.

Other charges of £577,000 are the Group’s allocated share of UK restructuring costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances.

Depreciation expense for the nine and three months ended September 30, 2002 and 2001 were £45.9 million, £39.9 million, £14.9 million and £13.2 million, respectively, representing increases of 15.0% and 12.9%. The increase in 2002 as compared with 2001 is owing to the capital additions to telecommunications and cable television equipment.

Amortization expense for the nine and three months ended September 30, 2002 and 2001 was zero, £3.3 million, zero and £0.8 million, respectively. The Group adopted SFAS No. 142 on January 1, 2002, which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the nine and three months ended September 30, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £3.2 million and £0.8 million, would have been zero and zero, respectively.

Interest expense and amortization of debt discount and expenses for the nine and three months ended September 30, 2002 and 2001 was £53.8 million, £91.0 million, £5.8 million, and £30.2 million, respectively. For the nine and three months ended September 30, 2002, interest expense includes the accretion of the discount on the Discount Notes of £3.7 million and zero, interest on the Notes of £47.8 million and £4.9 million and amortization of debt financing costs of £2.3 million and £0.7 million. For the nine and three months ended September 30, 2001, interest expense includes the accretion of the discount on the Discount Notes of £21.3 million and £7.1 million, interest on the 1994, 1995 and 1998 Notes of £67.6 million and £22.4 million and amortization of debt financing costs of £2.1 million and £0.7 million. Interest expense decreased as a result of our application of AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. In accordance with the Plan, beginning May 8, 2002, the Company has discontinued accruing interest expense on its obligations. Diamond Holdings has continued to accrue interest on its notes because it is probable that such interest will be paid upon emergence from Chapter 11 proceedings. Contractual interest for the nine and three months ended September 30, 2002 was £92.6 million and £30.0 million, respectively, which includes interest on the Company’s obligations from May 8, 2002 to September 30, 2002 of £38.8 million.

A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. During the nine and three months ended September 30, 2002 and 2001, the Group recorded net foreign exchange gains (losses) of £69.6 million, £(15.5) million, £26.2 million and £39.9 million, respectively, primarily due to the unrealized gains or losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

Recapitalization items in the nine and three months ended September 30, 2002 of £2.4 million and £2.3 million, respectively were for employee retention. A subsidiary of NTL in the UK has incurred recapitalization expenses of approximately £33 million through September 30, 2002, including approximately £19 million for employee retention related to substantially all of NTL’s UK employees and approximately £14 million for financial advisor, legal, accounting and consulting costs. The charges incurred by the Company are its share of these expenses.

Net (loss) income in the nine and three months ended September 30, 2002 and 2001 was £(8.0) million, £(151.2) million, £10.6 million and £(6.1) million, respectively. The decrease in the net loss in the nine month period of £143.2 million and the decrease in the net loss in the three month period of £16.7 million were primarily due to the changes in unrealized foreign exchange gains (losses) and the decrease in interest expense as a result of the application of SOP 90-7.

Recent Accounting Pronouncements

On July 30, 2002, the Financial Accounting Standards Board “(FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit of Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4, 44 and 54, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require a gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for the Company on January 1, 2002. This Statement superceded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and other related accounting guidance. The adoption of this new standard had no significant effect on the results of operations, financial condition or cash flows of the Company.

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

The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required. The Company’s next evaluation of impairment will be the annual test as of October 1, 2002.

The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (unaudited) (in £000’s).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss) — as reported	£10,598	£(6,063)	£(8,026)	£(151,240)

Amortization of:

Goodwill	—	806	—	3,231

Franchise costs	—	7	—	20

	—	813	—	3,251

Net income (loss) — as adjusted	£10,598	£(5,250)	£(8,026)	£(147,989)

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

DIAMOND CABLE COMMUNICATIONS LIMITED

	Three
	Months	Year	Year	Year	Year	Year			Fair
	Ending	Ending	Ending	Ending	Ending	Ending			Value
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	Thereafter	Total	09/30/02

Long-term Debt Including Current Portion

U.S. Dollars

Fixed Rate	—	—	$285.1	$531.0	—	$420.5	$110.0	$1,346.6	$254.3

Average Interest Rate			13.25%	11.75%		10.75%	9.13%

Average Forward Exchange Rate			.7011	.7020		.6989	.6959

U.K. Pound

Fixed Rate	—	—	—	—	—	—	£135.0	£135.0	£108.0

Average Interest Rate							10.0%

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s Directors* who also serve as the Chief Executive Officer and Chief Financial Officer of the Company’s indirect parent, NTL Incorporated, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on that evaluation, the Directors have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (and its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

*The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and John F. Gregg are Directors of the Company and are the Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of the Company.

RISK FACTORS

We currently have limited liquidity. If NTL is unable to consummate the Plan, and cannot otherwise complete a successful recapitalization, there is substantial doubt about our ability to continue as a going concern.

Diamond Cable Communications and Diamond Holdings Limited (our wholly owned direct subsidiary) (which we collectively refer to as “the Diamond Companies”) are intermediate holding companies with no independent operations or significant assets other than investments in and advances to their respective subsidiaries. We have not generated sufficient cash flow from our operations to fund our operational expenses and interest payments in the past. We have historically met our cash requirements through debt or equity from NTL Incorporated and/or other NTL Incorporated subsidiaries. Given NTL’s liquidity constraints, unless its Plan is consummated, it is likely that NTL will not be able to provide us with cash at least for the short-term.

NTL does not currently have access to our historic sources of liquidity in the capital markets and NTL’s credit facilities are either fully drawn or NTL is currently unable to access remaining undrawn amounts. As a consequence of these conditions, NTL identified the need to restructure its outstanding debt and/or raise new funds through the implementation of a recapitalization. The recapitalization is intended to be effected through consummation of the Plan. On September 5, 2002, the Bankruptcy Court confirmed the Plan. Consummation of the Plan remains subject to the satisfaction or waiver of certain conditions.

The successful consummation of the Plan is not assured as it will require NTL to satisfy certain conditions, including obtaining exit financing, which is not assured.

The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Among other things, the most substantial conditions include obtaining exit financing for New NTL and obtaining the consent of NTL’s UK bank lenders to such financing and to modifications to the terms of the UK bank facilities acceptable to both NTL and NTL’s official creditors’ committee. Although NTL is currently finalizing negotiations with a group of potential lenders for such an exit facility, there can be no assurance that NTL will be able to reach final agreement on terms or that the requisite agreement to such terms will be obtained from the lenders under NTL’s UK credit facilities. Similarly, there can be no guarantee NTL will be able to obtain acceptable modifications to its UK bank facilities. If these agreements cannot be reached and an alternate source of exit financing cannot be secured, NTL may not be able to consummate the Plan. If that were to happen, the Debtors would continue to remain in Chapter 11, and there can be no assurance that an alternative plan of reorganization could be reached in a timely manner or at all. NTL’s DIP facility matures on December 1, 2002. In light of NTL’s limited liquidity it could not sustain its current operations in Chapter 11 for an extended period unless the DIP lenders agreed to extend the maturity of the DIP facility or an alternative source of financing becomes available. If a liquidation would then be necessary, there is a risk that the value of NTL would be eroded to the detriment of some or all NTL stakeholders.

NTL is in default under its credit facilities.

There are continuing events of default under NTL’s UK credit facilities and the Cablecom credit facility. These events of default entitle the lenders under NTL’s credit facilities to accelerate repayment. NTL does not have sufficient cash resources to repay its outstanding indebtedness if it is declared immediately due and payable. In addition, the lenders could also seek to take control over the assets over which they hold security, although the assets owned by the Diamond Companies are not included in such security.

NTL did not pay interest due on some of its outstanding notes and does not plan to make future interest payments on most of its outstanding notes.

NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and the Diamond Companies did not make scheduled interest payments and payments of related fees beginning on April 1, 2002. Upon emerging from Chapter 11, NTL intends to make any required interest payments on the notes of Diamond Holdings Limited. In accordance with the Plan, NTL does not plan to make future interest payments on its currently outstanding publicly traded notes except notes issued by NTL (Triangle) LLC and, upon emergence from Chapter 11, Diamond Holdings Limited.

As a result of these payment defaults and as a result of NTL’s Chapter 11 bankruptcy filings, there is currently an event of default in respect of all of NTL’s publicly traded notes other than the notes issued by NTL (Triangle) LLC. As a result of the Chapter 11 filings, this debt is immediately due and payable.

NTL has no current availability to borrow under its existing credit facilities.

NTL has no current ability to borrow under its existing UK credit facilities, as it has borrowed the full amounts available. With respect to the Cablecom credit facility, the term tranche is fully drawn and the revolving tranche has been capped at its utilized amount of CHF 1,055.0 million although the availability may be increased with the consent of the requisite percentage of lenders under the facility. The Cablecom credit facility is due to be repaid on April 30, 2003. Without substantial investment from a third party or further borrowing, Cablecom will be unable to repay the facility which will have a material adverse effect on its business.

It is likely NTL will lose our net operating loss carryforwards for U.S. income tax purposes in connection with the consummation of the Plan.

Consummation of the Plan, which includes a restructuring of NTL's debt, can be expected to give rise to cancellation of indebtedness (“COD”), which in the course of a proceeding pursuant to Chapter 11, would be non-taxable. If the COD is non-taxable, we will be required to reduce our net operating loss carryforwards and other attributes such as capital loss carryforwards and tax basis in assets by an amount equal to the non-recognized COD. As a result, it is likely that as a result of the successful consummation of the Plan, we will have no U.S. net operating loss carryforwards.

Uncertainty over NTL’s financial condition may harm our business and our brand name.

Adverse publicity or news coverage regarding NTL’s financial condition, the Chapter 11 bankruptcy filings and potential outcomes of the recapitalization process could have an adverse effect on parts of NTL’s business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may effect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Even if we successfully consummate the Plan, there is no assurance that it will not adversely impact our results of operations or have a long-term effect on our brand.

In addition, this uncertainty may have adversely affected relationships with suppliers. If suppliers become increasingly concerned about NTL’s financial condition they may demand quicker payment terms or not extend normal trade credit, both of which could further adversely affect our working capital position. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The recapitalization process has required significant time and resources of NTL’s directors and senior managers, which could adversely affect the operation of the business.

NTL’s senior managers and directors have needed to spend significant amounts of their time dealing with the negotiations with bondholders, bank lenders and other stakeholders in connection with the recapitalization process and it is likely that they will continue to devote significant amounts of their time to this process for the foreseeable future, particularly if NTL is unsuccessful in consummating the Plan. This has diverted their time and resources from managing the operations of NTL’s business. If NTL’s senior managers and directors continue to spend significant amounts of their time in connection with the recapitalization process, this may have a negative impact on our operations.

We have historically incurred losses and generated negative cash flows and we cannot assure you that we will be profitable in the future.

Historically, construction and operating expenditures and interest costs have resulted in negative cash flow. We also expect to continue to incur substantial additional losses. We cannot be certain that we will achieve or sustain profitability in the future. Failure to achieve profitability has and could in the future diminish our ability to sustain our operations, obtain additional required funds and make required payments on any indebtedness we have incurred or may incur.

NTL’s growth has been curtailed by funding constraints.

NTL has significantly decreased the amount it is spending on capital expenditures due to liquidity constraints and expects to further reduce capital expenditures during 2003. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements during 2003. The decrease in capital spending is in line with our current strategy of maximizing revenue from our existing customers rather than increasing our customer base. In NTL’s consumer business in the UK, we expect customers to decrease in 2002. Difficulties in obtaining additional funding will likely hamper our ability to connect new customers to our network and increase our revenue.

One of our key strategies is to reduce customer churn. However there can be no assurance that we will successfully accomplish this or that our churn rate will not increase.

We have experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to our network. One of our biggest challenges as we have grown has been to limit our customer churn and the successful implementation of our business plan depends upon a reduction in the percentage of our customers that stop using our services. Factors contributing to increase of churn during 2001 included the continued integration of our acquisition of the UK consumer cable television business from Cable and Wireless plc, the existence of multiple billing systems, the introduction of digital television and our decision to disconnect some of our poor paying customers.

In order to reduce churn in the future, we aim to improve our customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across our entire network. We do not as yet have an integrated billing and operational platform. We are in the process of integrating our various billing systems and customer databases in an effort to improve one of the main tools we use to provide customer service. We expect to substantially complete the project by the fourth quarter of 2003. The total project cost is estimated to be approximately £63.0 million, of which we have incurred approximately £14.2 million through September 30, 2002. If the full integration is not successful, we could experience an adverse effect on customer service and on our costs of maintaining these systems going forward.

Our ability to reduce churn could also be adversely affected by the recently launched digital terrestrial television service offered by BskyB and the BBC in the UK.

Another part of our strategy to reduce churn is an increased take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, thereby adversely impacting our results of operations.

Failure to successfully market broadband to our existing consumer customer base will adversely impact our revenue and results of operations.

A significant component of our strategy is to successfully market broadband products to our existing consumer customer base. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will prove attractive to our existing customer base and allow us to increase our average revenue per user. However, we face significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT and some of our competitors have substantially greater financial and technical resources than we do. If we are unable to charge prices for broadband services that are anticipated in our business plan in response to competition or if our competition delivers a better product to our customers, our results of operations will be adversely affected.

We are dependent upon a small number of key personnel.

A small number of key executive officers manage our businesses. The loss of one or more of these executive officers could have a material adverse effect on us. We believe that our future success will depend in large part on our continued ability to attract and retain highly skilled and qualified personnel. We have not entered into written employment contracts or non-compete agreements with, nor have we obtained life insurance policies covering most of those key executive officers. Following consummation of the Plan, New NTL and NTL Euroco expect to enter into employment agreements with certain of their senior officers which will include non-compete undertakings and severance payment provisions.

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

The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Cablecom and the operations in which we have an interest in France, Germany and Sweden intend to introduce voice over Internet protocol, or VoIP, voice telephony services across their networks. Customer demand for this service is uncertain as customers may not readily switch from their current telephony service, especially if the quality of the service is not or is perceived not to be comparable to other telephony services. Similarly, our investments in other new services such as those related to the 3G mobile network may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

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

NTL is subject to currency risk because we obtain a substantial amount of financing in U.S. dollars and Euro but generally generate revenues and incur expenses in other currencies.

NTL encounters currency exchange rate risks because NTL generates revenues and incurs construction and operating expenses in other currencies, primarily in pounds sterling while NTL pays interest and principal obligations with respect to most of its existing indebtedness in U.S. dollars and Euro. NTL cannot assure you that the hedging transactions NTL has entered into or any other hedging transactions NTL might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on NTL. For example, to the extent that the pound sterling declines in value against the U.S. dollar and, to a lesser extent, the Euro, and NTL has not fully hedged against such declines, the effective cost of servicing NTL's U.S. dollar and Euro debt will be higher and NTL will incur currency losses.

Defense of putative class action suits filed against NTL Incorporated and certain of its officers could have a negative impact on NTL's businesses.

The putative class action lawsuits filed against NTL Incorporated and certain of its officers which were commenced by seven of its purported shareholders, on behalf of certain purchasers of NTL Incorporated’s securities, in addition to another suit filed by a shareholder based on similar allegations, may have a negative impact on its results of operations and business. Three of these lawsuits have been voluntarily dismissed with respect to NTL Incorporated because they were filed subsequent to the commencement of NTL’s Chapter 11 cases. The Plan provides for the discharge under the discharge under the Bankruptcy Code of all claims arising out of the remaining suits against NTL Incorporated if the Plan is consummated. The claims arising out of the suits against the individual officers remain and will not be discharged under the Bankruptcy Code if the Plan is consummated. If the claims against these officers are not resolved, defense of such suits may divert the officers’ time and resources from managing the operations of NTL’s business. If these officers spend significant amounts of time defending these lawsuits, there may be a negative impact on results of operations and business.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 8, 2002, NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp., Diamond Cable Communications Limited, Diamond Holdings Limited and Communications Cable Funding Corp. filed a pre-arranged joint reorganization plan under Chapter 11 of the United States Bankruptcy Code (the “Plan”), NTL’s operating subsidiaries were not included in the Chapter 11 filing. On September 5, 2002, the United States Bankruptcy Court for the Southern District of New York confirmed the Plan. The consummation of the Plan is subject to the satisfaction or waiver of certain conditions set forth in the Plan. Also, on May 8, 2002, Diamond Cable Communications Limited and Diamond Holdings Limited filed proceedings for Administration in England.

The Company is involved in certain other disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The description of the Plan contained in Management’s Discussion and Analysis under the caption “The Plan” sets forth the effect that consummation of the Plan would have on NTL’s outstanding securities.

The description in Management’s Discussion and Analysis under the caption “Inability to Pay Dividends On or Redeem Preferred Stock” describes limitations on NTL Incorporated’s ability to pay dividends.

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

If the applicable issuer does not pay interest on these notes after a 30 day grace period expires there is an event of default under the indenture in respect of the notes on which the interest is due and unpaid. Therefore, there was an event of default for failure to pay interest on May 1, 2002 under the indentures relating to the missed interest payments due April 1, 2002 and on May 16, 2002, under the indentures relating to the missed interest payments due April 15, 2002. As a result, cross defaults occurred under the Company’s and Diamond Holding’s indentures. In addition, the Company did not make scheduled interest payments due June 15, 2002, August 15, 2002 and October 1, 2002. Diamond Holdings did not make scheduled interest payments due August 1, 2002.

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

AGGREGATE AMOUNT OF DEFAULTS

Principal

As of September 30, 2002, Diamond Cable Communications and Diamond Holdings are in default in respect of an aggregate of $1,558.4 million in principal amount of debt. However, the automatic stay of Section 362 of the U.S. Bankruptcy Code serves to prevent the holders of such debt from seeking to enforce their collection rights under the indentures, except within the context of the Chapter 11 cases, and even then only with the prior approval of the bankruptcy court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended September 30, 2002, the Company filed a Current Report on Form 8-K dated September 6, 2002, reporting under Item 3, Bankruptcy or Receivership, that the Bankruptcy court entered an order confirming the Second Amended Joint Reorganization Plan of NTL Incorporated and Certain Subsidiaries, filed on July 15, 2002 (as modified on September 5, 2002).

No financial statements were filed with this report.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED

Date: November 13, 2002	By:	/s/ Barclay Knapp

Barclay Knapp Director

Date: November 13, 2002	By:	/s/ John F. Gregg

John F. Gregg Director

FORM OF CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

         I, Barclay Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diamond Cable Communications Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ J. Barclay Knapp

Barclay Knapp Director

FORM OF CERTIFICATION FOR
QUARTERLY REPORTS ON FORM 10-Q

         I, John F. Gregg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diamond Cable Communications Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ John F. Gregg

John F. Gregg Director