Form 10-K
period 2002-12-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2003-03-31
CIK 929649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 33-83740

Diamond Cable Communications Limited
(Exact name of registrant as specified in the charter)

England and Wales (State or Other Jurisdiction of Incorporation or Organization)	N/A (I.R.S. Employer Identification No.)

Secretary, NTL Incorporated
Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England (Address of Principal Executive Offices)	110 East 59th Street New York, NY 10022 (212) 906-8440 (Name, Address and Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [   ] No [X]

     As of March 31, 2003, there were 59,138,852 shares of the Registrant’s ordinary shares, of 2.5 pence each, outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, and there is no market for the Registrant’s ordinary shares.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [   ]

DOCUMENTS INCORPORATED BY REFERENCE

NONE

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995:

Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used in this Form 10-K, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-K as well as the ability of the Company to obtain trade credit and shipments and terms with vendors and service providers for current orders; the Company’s ability to maintain contracts that are critical to its operations; potential adverse developments with respect to the Company’s liquidity or results of operations; the ability to fund and execute its business plan; the ability to attract, retain and compensate key executives and associates; the ability of the Company to attract and retain customers; general economic and business conditions, technological developments, the Company’s ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of restructuring and integration actions, the impact of new business opportunities requiring significant up-front investment and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

In this Annual Report on Form 10-K, except as the context may otherwise require, the “Company,” “we,” “us” and “our” refer to Diamond Cable Communications Limited, the “Group” refers to the Company and its subsidiaries, “Diamond Holdings” refers to our wholly-owned subsidiary Diamond Holdings Limited and “NTL” refers to NTL Incorporated (formerly NTL Communications Corp.) and its consolidated subsidiaries except where we expressly state that we are only referring to NTL Incorporated or the context otherwise requires that we are only referring to NTL Incorporated.

PART I

NTL CORPORATE STRUCTURE

The following chart shows on a condensed basis the corporate structure of NTL through which its operations are conducted, as of January 10, 2003. This chart does not show NTL’s operating or other intermediate companies.

*	Includes our wholly-owned subsidiary Diamond Holdings, the issuer of the 10% Senior Notes due 2008 and 9-1/8% Senior Notes due 2008 and us.

**	Includes the subsidiaries which secure NTL’s Senior Credit Facility and Working Capital Credit Facility.

***	Includes NTL (Triangle) LLC, the issuer of the 11.2% Senior Discount Debentures due 2007.

Item 1. Business

NTL’s Completed Restructuring

     We are a wholly-owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries, including us and Diamond Holdings, filed a pre-arranged joint reorganization plan, referred to in this Annual Report on Form 10-K as the Plan, under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. Also on May 8, 2002, we and Diamond Holdings filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time we, Diamond Holdings and NTL Incorporated, our parent company, emerged from Chapter 11 reorganization and Administration.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including us. Prior to consummation of the Plan, our parent company, then known as NTL Communications Corp., was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. We are no longer affiliated with NTL Europe, Inc.

     Upon consummation of the Plan on January 10, 2003:

•	the 13-1/4% Senior Discount Notes due 2004, 11-3/4% Senior Discount Notes due 2005 and 10-3/4% Senior Discount Notes due 2007 issued by Diamond Cable Communications Limited were acquired by NTL Incorporated and the former holders of our Senior Discount Notes were issued shares of common stock of NTL Incorporated; on February 3, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

•	the Senior Notes issued by Diamond Holdings were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon); and

•	the 30% Loan Notes issued by Diamond Cable Communications Limited to NTL Incorporated were cancelled in exchange for the issuance to NTL Incorporated of one share of Diamond Cable Communications Limited.

ABOUT DIAMOND CABLE COMMUNICATIONS LIMITED

History

     We are a limited company incorporated under the laws of England and Wales. We are a holding company that holds all of the shares of various companies which own broadband communications networks for telephone, cable television and Internet services in the North-East of the United Kingdom. We hold these shares through Diamond Holdings, an intermediate holding company.

     In May 1999, we and Diamond Holdings converted from public limited companies to limited companies and thereby changed our names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

     We were acquired by NTL on March 8, 1999, through a share exchange, and remain a wholly-owned subsidiary of NTL. Our principal executive office is located at Diamond Plaza, Daleside Road, Nottingham NG2 3GG, England. Our agent for service is Secretary, NTL Incorporated, 110 East 59th Street, New York, NY 10022, telephone number +1-212- 906-8440.

The System

Franchise Area

     We operate a telecommunications and cable television business focused on the East Midlands area of England, in 15 franchise areas that form a contiguous cluster of approximately 1.2 million homes centered around the cities of Nottingham and Leicester. Our network can serve approximately 1.2 million homes and an estimated 61,000 businesses within this area.

Operations

     Our operations are fully integrated into the operations of NTL. As of December 31, 2002, approximately 794,000 homes in our franchise area had been passed. In January 2000, NTL commenced the rollout of digital cable television services within our franchise and in 2001 commenced Broadband Internet Access services. As of December 31, 2002, we serviced 195,696 cable television customers including 107,877 digital cable customers, 309,462 telephony subscribers and 75,826 Broadband customers, representing a total of 331,547 customers with a penetration level of homes marketed of 46.5%, providing an average revenue per subscriber of £37.02 per month. Our business is managed both locally and by NTL Group Limited (‘NTLG’), a subsidiary of NTL from headquarters in Hook, Hampshire. We and NTL believe that management of our business as an integral part of the larger NTL group reaps the benefits of synergy and maximizes returns. NTLG performs a variety of management functions and procures services on behalf of us. Pursuant to an agreement between us and NTLG, we have the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable by the Company to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

     Accordingly, as an integrated part of NTL’s UK operations, the following business description describes the portion of NTL’s UK operations of which Diamond comprises a part.

NTL’S BUSINESS

Network

     NTL’s network infrastructure, as of January 1, 2003, consists of:

•	Broadband Communications Networks in the UK that currently pass approximately 8.4 million homes. These high-capacity two-way local broadband fiber networks serve entire communities throughout these regional franchise areas. NTL’s fiber optic cables pass a significant number of businesses in these areas and are connected to distribution points, or nodes. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. Each serviced home is then connected by a cable allowing NTL to deliver telephone, cable television and Internet services over a single integrated network; and

•	A National/International Synchronous Digital Hierarchy (SDH) and Wavelength Division Multiplex (WDM) fiber optic telecommunications network in the UK, which connects all of the major population centers in the UK and Ireland. SDH allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. This backbone network utilizes Asynchronous Transfer Mode (ATM) and Internet protocol (or IP) technology. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, such as routing devices, close to NTL’s customers, allowing NTL to offer a broad range of voice and data services.

     This backbone transmission network connects all NTL’s voice switches and broadband IP network.

     NTL does not insure the underground portion of its cable network nor the street cabinets. As substantially all of NTL’s cable network is constructed underground, any catastrophe that affects its underground cable network and street cabinets could result in substantial uninsured losses.

Products and Services

     NTL provides the following communication services:

•	ntl: home, delivering broadband services to residential markets comprising residential telephone, analog and digital cable television, narrowband and broadband Internet access and interactive services, as well as wholesale Internet access solutions to UK Internet Service Providers, or ISPs; and

•	ntl: business, comprising business data, voice and Internet services.

I. ntl: home

     NTL’s ntl: home division provides residential cable television, Internet and telephony services, as well as wholesale Internet access solutions to UK ISPs. NTL is the largest direct provider of broadband services in the UK. As of December 31, 2002, NTL had approximately 2.69 million residential cable television, Internet and telephony customers, including 987,000 broadband, narrowband and DTV access Internet customers and approximately 5 million revenue generating units, which are referred to as RGUs. At such date, NTL’s penetration rates were approximately 32.1% telephone penetration, 26.6% cable television penetration and over 34.7% overall customer penetration.

     Throughout 2002, NTL’s primary objective was to conserve capital, reduce customer churn, focus on customer upsell and complete the decentralization of NTL’s consumer business. As NTL entered 2002, it decided to preserve capital and curtailed its sales and marketing activities, which yielded a decline in NTL’s gross activation rate from 112,000 additions in the fourth quarter of 2001 to 105,800 additions in the fourth quarter of 2002. The reduction in activity surrounding new customers permitted NTL to focus on existing customers and subsequently NTL’s churn rate declined from 21.3% in the fourth quarter of 2001 to 15.9% in the fourth quarter of 2002. In addition to providing its customers with better service, NTL also continued its efforts to upsell customers with Internet and Digital TV packages, ending the fourth quarter of 2002 with over 517,000 broadband Internet subscribers and over 70% of NTL’s digital TV customers taking its Family Pack bundle, which consists of over 100 TV channels for £25.50 per month including telephone line rental. The decentralization of NTL’s consumer business has given ownership of the customer back to the local level managers, who are predominantly responsible for the improvements in churn reduction and customer experience. NTL’s six regional business units are London, East South East, South, North East, North West and Celtic (Wales, Scotland and Northern Ireland).

     Broadband Internet (which refers to Internet access at speeds at or greater than 128 kilobytes per second (Kb/s)) usage by residential customers is a relatively new and undeveloped market. However, NTL believes the most effective strategy to maximize revenues and penetration for its residential offerings is to bundle together telephone, cable television and Internet services, which includes broadband Internet services. NTL’s product and pricing strategies emphasize choice, value and quality and are designed to encourage subscription to multiple services to maximize customer retention and average revenue per customer.

     NTL’s core local access network typically consists of optical fiber connected to distribution points, or nodes, from which NTL provides coaxial cable and two copper pair telephone wires into each home. Approximately 80% of our nodes serve approximately 500 to 600 homes with each home typically no more than 500 meters from the node. Approximately 20% of our nodes serve between approximately 2,000 and 2,400 homes. This cabling enables the provision of two telephone lines, an analog or digital television service and a high-speed cable modem service to each customer’s home.

     When NTL first started building its network in the early 1990s, the UK became the first country in the world where TV, phone and Internet could all be connected to the home via a single cable. Almost a decade later, that same network design is being used to service today’s growth in broadband services.

     NTL’s fiber network has the capability to carry telephone services as well as high-speed data services. Although this is not a service that NTL provides, or has any current plans to provide, NTL’s fiber network is capable of supporting digital subscriber lines, or DSL, which consist of a bi-directional 2 megabytes per second (Mb/s) connection capable of supporting 30 voice channels and enable the provision of higher capacity services to business customers. NTL is able to support digital and interactive services as well as advanced video services over its network through cable modems that enable Internet access at almost 20 times the speed of conventional dial up access.

     NTL’s cable modem broadband Internet service has been engineered to provide high quality residential high speed Internet access service. It is therefore able to support small businesses and people who work from home, including enabling a link to a company’s local area network, or LAN. NTL has in place the next generation of network technology using IP over optic fiber cable technology in its core backbone network. This technology, in which data is broken up into discrete packets for transmission, enables more efficient use of network capacity, resulting in growth at lower unit cost and positioning NTL to provide high speed broadband access on a mass scale.

Internet access

     In March 2000, NTL launched a free, unmetered Internet access service for residential customers to supplement its existing, metered (1 pence/minute) dial-up access service offering. Both products were marketed under the name ‘ntl World’. The free unmetered service proved popular and over 650,000 customers subscribed for this service.

     Throughout 2001, Internet penetration and usage (hours online/week) both increased and customers have continued to migrate to flat-rate, unlimited access packages, demonstrating a willingness to pay more for superior access services.

     In January 2002, NTL announced the replacement of its free, unmetered service with a flat-rate, unmetered package called ‘ntl Unlimited’, which offers Internet access at any time for a flat monthly fee of £10. In the fourth quarter of 2002, NTL launched a dual package called ‘Phone & Surf’, offering Internet access at any time combined with unlimited local and national calls at anytime for £19 per month (in addition to standard line rental). NTL’s metered Internet service ‘ntl pay as you go’ continues to be offered at a fee of 1 pence per minute.

     From February to December 2002, NTL migrated over 440,000 customers from the free unmetered service to the paid-for metered or unmetered or broadband packages, with approximately 172,000 customers of the free unmetered service discontinuing service in December 2002. As of December 31, 2002, NTL had approximately 123,000 customers for its metered ‘Pay as you Go’ dial-up Internet service, and approximately 320,000 customers for its unmetered ‘Unlimited’ service.

Broadband Internet access

     In 1999, NTL was the first communications provider in the UK to launch a high-speed cable modem Internet service, which links customers of its local cable franchise networks to the Internet at up to twenty times the speed possible over standard telephone lines.

     As of December 31, 2002, NTL had 517,000 broadband customers. Approximately 85% of NTL’s networks are currently able to provide this service to its customers.

     When NTL launched its broadband Internet service, it offered a single tier of service: 512 Kb/s. NTL has since added two additional tiers: a competitively priced 128Kb/s tier and a 1024Kb/s (1Mb/s), the fastest Internet access available to residential UK customers. NTL also upgraded its 512Kb/s service to 600Kb/s, to provide a distinct advantage over competing DSL services, which are generally limited to speeds in the region of 512Kb/s. The service is an “always on” service, eliminating logging-on delays and the need to log off while using the telephone. It uses the hybrid fiber coaxial cable portion of NTL’s broadband network, which allows customers who also subscribe to a telephony service to simultaneously make or receive telephone calls while accessing the Internet. The 128Kb/s and 600Kb/s services are currently offered at flat rates of £14.99 and £24.99 per month, respectively, including the rental of a cable modem. This compares with the current prices a 512Kb/s ADSL service from Freeserve (£27.99 per month) and BT Broadband (£27 per month), each of which require the customer to purchase a DSL modem at a cost of approximately £85. In the first quarter of 2002, NTL was the first to launch a 1Mb/s service at a price of £49.99 per month. On January 1, 2003, this price was reduced to £34.99 per month.

Franchise customers

     NTL first introduced a bundled cable service to its franchise customers in 1996, when it implemented a promotional pricing and packaging structure called “Choices.” Since then, NTL has continued to refine and enhance its offerings. The packages NTL currently offers to the majority of its UK residential franchise customers, comprise:

•	telephone service, including a second telephone line for an additional charge unless the customer decides not to take television;

•	narrowband Internet access service, if the customer takes a telephone service;

•	broadband Internet access service;

•	all of the current terrestrial television channels and access to multi-channel television, including pay per view; and

•	interactive television services.

     NTL’s packaging and pricing are designed to encourage its customers to use multiple services such as dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and TV, or triple telephone, TV and Internet access. Among other telecommunications companies in the UK, only Telewest, which does not offer its cable services in our service areas, is able to offer the full range of services we provide (see table below). Unlike NTL’s telephone service, which allows customers to connect directly to NTL’s network, BSkyB’s telephone service, Sky Talk, is a service reselling BT’s telephone service, and requires BSkyB’s customers to retain and separately pay for their BT line rental.

	Internet	TV	Telephone

NTL	✓	✓	✓
BT	✓	X	✓
BSkyB	X	✓	X
Telewest	✓	✓	✓

Cable television

     The selection of analog cable channels that NTL currently offers to its customers varies based on the particular network area. This variation is a result of the different channel offerings NTL has inherited as a result of its acquisitions of various cable networks over the past several years. Variations between network areas will increasingly be removed as digital cable television is rolled out offering the same channels, subject to regional programming variations. In addition to offering many of the popular channels available on BSkyB’s satellite platform, NTL also offers to all of its customers, through its joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row” that NTL rolled out to its customers beginning in March 1998. NTL’s joint venture with Telewest represented the first ever alternative in the UK to BSkyB in the provision of films and sports events through pay television. Front Row has signed content output contracts with major Hollywood studios, including Warner Brothers, Sony Pictures Entertainment (Columbia/Tri-Star), the Walt Disney Company (Walt Disney Studios, Miramax, Hollywood Pictures and Touchstone), Dreamworks, MGM and Universal.

Interactive services

     NTL has moved rapidly to take advantage of the convergence between the Internet and television and the advent of digital cable television. NTL is currently aggregating a broad range of interactive content into a service that can be deployed as part of its interactive television offering to its residential customers. NTL’s interactive offering comprises a free television e-mail service and a “walled garden” of partner websites.

     NTL has established relationships with over 75 content providers to deliver a wide range of interactive services, including education, shopping and banking, finance, travel, entertainment, games, news, weather, sports and local content. Interactive content is organized into channels, including news & weather, sport, travel, lifestyle, money, entertainment and shopping. NTL’s partners include Sainsbury’s, Iceland, eBay, WHSmith PC World and Bloomberg. The travel channel includes content partners such as Thomascook.com, ebookers, Lastminute.com and British Airways and the money channel features content partners such as Abbey National, The Halifax and MX Moneyextra.

     NTL also offers additional channels providing up to date news and weather information, games and educational content. Where appropriate, NTL’s contracts with content providers require the payment of tenancy fees as well as commissions on e-commerce transactions. NTL also derives revenues from the advertising opportunities that exist across its interactive service offering.

Telephony

     In 1999, NTL launched the NTL “3-2-1” call plan for its residential franchise customers pursuant to which national and local calls cost only three pence per minute during the day, evening calls cost two pence per minute and weekend calls cost one pence per minute. A five pence connection charge is payable with each call under the NTL “3-2-1” plan. NTL is able to offer this plan by using its national telecommunications and local networks and bypassing a portion of the wholesale long distance fees which would otherwise be charged by BT and other carriers for carrying calls to and from its local franchise networks. In 2002, NTL launched its new “Talk” plans, which include “Talk Unlimited” with unlimited local and national calls on evenings and weekends for £8 per month and “Talk Unlimited 24” which includes unlimited local and national calls at anytime for £15.50 per month. The price of NTL’s Talk plans is in addition to standard line rental. Although the number of calls is unlimited under these plans, the duration of each call must be 60 minutes or less to qualify.

Wholesale Internet

     NTL’s wholesale Internet access group provides solutions including network services, call center operations and customer provisioning and billing to leading UK ISPs, including AOL, Virgin.net and Tesco.net. NTL initially launched this service with a dial-up Internet offering in 1995 and in December 2002 it added wholesale cable modem services to the line-up via an arrangement with AOL.

Indirect access

     As of December 31, 2002, NTL had approximately 91,000 off-net customers (customers who are not directly connected to its network) of which approximately 69,000 were also customers of its ntlworld Internet service.

Customer management systems

     For most of its franchise areas, NTL uses billing and customer management systems that enable it to control all aspects of a customer’s account for both telecommunication and television products. NTL currently operates a number of billing systems inherited from the different operations it has acquired. It is in the process of merging these different systems onto a single Internet-based platform, which it expects will reduce costs, improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction.

II. ntl: business

     The primary objective of NTL’s business services division, “ntl: business,” is to provide a comprehensive range of voice, data and application based communications services for NTL’s business customers.

     NTL’s existing customer base includes both private and public sector organizations such as TXU, HSS, EDS, Cambridge County Council, Hertfordshire County Council, London Borough of Lambeth and Brighton & Hove Council.

     NTL’s business strategy is to fully exploit its superior network capability and place an increasing emphasis on broadband products and services. Rather than simply offering its customers a lower price for their existing service, NTL offers a package of standard services designed to address all their communications needs at a price which offers good value. For its smaller business customers, NTL provides a range of bundled packages based on its standard services and standard terms and conditions. For its larger customers, NTL offers services that are tailored for their specific needs.

     ntl: business has developed a diverse portfolio of skills and services through both product development and a number of significant acquisitions. Beginning in 2000, NTL commenced a program to integrate the skills and abilities of employees from ntl: business, X-Tant and ConsumerCo’s small business team with those of the existing business telecom operations, to create a single integrated portfolio and customer support organization. Another example of this strategy is NTL’s acquisition in the third quarter of 2001 of the UK assets and contracts of Viatel UK. Viatel was a provider of managed data and voice services to UK based corporate companies and also provided voice services to resellers, voice and Internet services to wholesalers and managed data services to other European managed service providers.

     During 2002, NTL continued to focus on customer service improvement, developing customer support systems, and enhancing its product line-up. In addition, NTL is increasingly focusing specific sales and marketing efforts on winning business customers in its franchise areas and increasing revenue from its existing customers.

     NTL’s network already passes within approximately 200 meters of more than 570,000 business premises in the UK. NTL believes that the architecture and reach of its network infrastructure has positioned ntl: business to play a leading role in the delivery of broadband services to UK businesses going forward. NTL plans to exploit demand for broadband services primarily through its broadband cable modem product, which was launched in the second quarter of 2001, and its E-1 Direct Internet Access Service. NTL will continue to market its standard products and services ranging from telephony and Internet access to data and managed services. NTL will deliver these services via copper wire, coaxial cable, fiber and wireless.

     In 2003, NTL intends to implement a new strategy in which there will be an ever-increasing focus on cash generation and the exploitation of the local network. The business is currently being re-structured into four regions, centered on existing franchise networks, which will be Northern, London and the South-East, Southern and Celtic.

     In October 2000, NTL opened a new small business call center which uses telephone account management techniques to sell and service a range of simple business bundles for smaller businesses across the UK. Under this business model, NTL has developed sophisticated marketing programs for its target customer base. In the second quarter of 2001, NTL added broadband services to the business bundle. In December 2001, NTL launched a new web site allowing customers to self provision a range of products and view their bills on-line. In 2002, NTL continued to expand the reach of its broadband services and launched three important new products:

•	Carrier Pre-Select – allowing access to NTL’s network for off-net business customers;

•	Business Essentials Advance – a package of fast voice and data connections and high speed Internet access for medium to large businesses, allowing a combined installation of primary rate access, also known as ISDN30, and Direct Internet Access, known as DIA; and

•	Intelligent Contact Management – allowing business customers to create ‘intelligent’ call or contact centers.

     NTL will continue to utilize its national capabilities and the expertise of its locally focused account management and technical support teams to target on-net customers and increase penetration.

     NTL offers the following business products and services to its business customers:

•	Access Services that connect NTL’s customers to NTL for inbound and outbound voice and data calls. These access services include additional analog business exchange lines, or BELs, and digital business exchange lines, or DELs. DEL services include basic rate access, also known as ISDN2, and primary rate access, or ISDN30. NTL believes these and other direct and indirect access services are priced competitively and are often in competition with similar services provided by a number of other direct and indirect suppliers.

•	Managed Voice Services/Virtual Private Networks that are best illustrated by NTL’s central exchange “Centrex” service. Through this service NTL provides its customers with business exchange lines configured as a “virtual PABX,” where it provides the services normally associated with a traditional PABX, a device which routes calls through internal lines located at a customer’s premises. NTL provides these services on a rental basis, which allows its customers to avoid the expense associated with an outright capital purchase and maintenance costs.

•	Managed Data Services that include point to point private circuits at speeds of multiples of 64Kb/s and individually tailored 100Mb/s and 155Mb/s services. Other services include the provision of inter-site data services with particular transmission protocols, such as Internet Protocol also known as TCP/IP, Frame Relay and ATM.

•	Managed Local Area Networks (LANs), in order to support the developing needs of its business market, NTL has established significant capabilities that enable it to fully manage LANs or to design, project manage and integrate new LAN platforms for its customers.

•	08xx Services that include free local and national call services together with a range of other routing features based on NTL’s network. These services enable NTL’s customers to manage inbound calls and establish varying tariffs for their customers to contact them.

•	Internet Services, that include E-1 Direct Internet Access and DSL. The range of services NTL provides also includes the provision of simple, inexpensive software to enable its customers to begin doing business over the Internet.

     NTL has a variety of alternative methods to carry its national telecommunications network over the “last mile” to the premises of those customers which are located outside of NTL’s franchise area:

•	Obtaining permits to construct telecommunications networks, and building out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer.

•	Leasing circuits on the local networks of other service providers to connect to its customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it.

•	Connecting customers to NTL’s national telecommunications network via its extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and NTL customers.

Customer Statistics as of December 31, 2002

     The following table sets forth certain data of the Company as of December 31, 2002. Comparative data for December 31, 2001 is not available.

As of
December 31,
2002
Homes passed (1)	794,000
Homes marketed (2)	712,600
Total customers	331,547
Digital Cable Subscribers	107,877
Analog Cable Subscribers	87,819
Broadband Internet Subscribers	75,826
Dial-up Internet subscribers	80,198
Telephone Subscribers	309,462
Penetration (Homes marketed) (3)	46.5%
Average monthly revenue per customer	£37.02
Churn	15.6%

1.	Homes passed is the number of homes that have ducting buried outside.

2.	Homes marketed is the number of homes activated for which the initial marketing phase (including door to door direct marketing) has been completed.

3.	Penetration rate is calculated by dividing the number of customers by the number of homes.

Competition

     NTL faces significant competition from established and new competitors in the areas of residential telephony, business telecommunications services, Internet and cable television.

Consumer Services

     NTL competes primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than NTL’s. According to the Office of Telecommunications, or OFTEL, as at June 2002, BT serviced 82.5% of UK residential telephone exchange line customers. NTL’s growth in telecommunications services, therefore, depends upon its ability to convince BT’s customers to switch to NTL’s telecommunications services. NTL believes that value for money is currently one of the most important factors influencing the decision of UK customers to switch from BT to a competing telecommunications service. BT has, however, introduced price reductions in some categories of calls and, due to regulatory price controls, BT will be making further reductions in its telecommunications prices. Accordingly, although NTL intends to remain competitive, in the future it may be unable to offer residential telephone services at rates lower than those offered by BT. In this case, NTL may not achieve desired penetration rates and may experience a decline in total revenues. There can be no assurance that any such decline in revenues or penetration rates will not adversely affect NTL. In addition to BT, other telecommunications competitors could prevent NTL from increasing its share of the residential telecommunications market. In particular, carrier pre-selection for all calls (except for some special categories) was launched in 2001, which may increase the appeal of indirect access operators, whose discounted call charges may undercut NTL.

     NTL also competes with mobile networks. This technology may grow to become a competitive threat to NTL’s networks, particularly if call charges are reduced further on the mobile networks. NTL’s tower services group may enable NTL to benefit from the growth in this technology. There can be no assurance, however, that NTL will be able to compete successfully with such telecommunications operators.

     NTL believes that it has a competitive advantage in the residential market because it offers integrated telephone, cable television, telecommunications services (including Internet, interactive and on-line services) and multi-product packages designed to encourage customers to subscribe to multiple services. The packages NTL currently offers to the majority of its UK residential franchise customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. NTL’s packaging and pricing are designed to encourage its customers to use multiple services such as dual telephone and broadband, dual telephone and narrowband, dual telephone and TV, or triple telephone, TV and Internet access. Of NTL’s competitors, only Telewest, which does not offer its services in NTL’s franchise areas, is able to offer the full range of services NTL provides. However, there can be no assurance that this competitive advantage will continue. Indeed, BT and all other operators have been permitted to provide and convey cable television services throughout the UK from January 1, 2001, and exclusive franchises will no longer be awarded.

     BSkyB currently markets telecommunications services on an indirect access basis, which requires the customer to dial additional digits before entering the primary telephone number, thus diverting calls onto another operator’s network.

     NTL’s cable television systems compete with direct reception over-the-air terrestrial broadcast television, DTH satellite services (i.e., BSkyB) and satellite master antenna systems. In addition, pay television and pay-per-view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. NTL expects that, in the future, it may face competition from programming provided by video-on-demand services. In addition, BSkyB has access to various movie and sports programming content, with which it creates some of the most popular pay TV channels in the UK. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of NTL’s cable TV service, but also because NTL is dependant upon the supply of these Sky premium channels allowing BSkyB, subject to applicable regulation, to influence pricing and bundling.

Business Telecommunications

     NTL faces a wide range of competitors in the UK market. The nature of this competition varies depending on geography, product and the opportunity size. Only BT and Telewest have both extensive local access networks and a national backbone network, however, as Telewest’s local networks do not overlap with NTL’s networks NTL does not compete with them to any material extent; in all opportunities BT would be a major competitor. Cable and Wireless and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets as does Worldcom, however, they do not own network to any material extent and rely on wholesale arrangements to supply their customers.

     Colt has an extensive network particularly in London and also focuses on large enterprise/corporate accounts; “Thus” has a network in Scotland, principally in Edinburgh and Glasgow and “YourCom” has a network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME market and in larger enterprise/corporate accounts.

     Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service and NTL expects price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and there can be no assurance that these or other competitors will not expand their businesses in NTL’s existing markets or that NTL will be able to continue to compete successfully with such competitors in the business telecommunications market.

Government Regulation

     Telecommunications service industries in the UK are governed by legislation under the Telecommunications Act 1984, the Broadcasting Act 1990, and the Broadcasting Act 1996. The operator of a full-service telecommunications system in the UK requires the following two principal non-exclusive licenses:

•	a telecommunications license, granted under the Telecommunications Act by the Secretary of State and supervised by the Department of Trade and Industry, or DTI, and OFTEL, which authorizes the installation and operation of the telecommunications network used to provide cable television and cable telephone services; and

•	a cable television license granted under the Broadcasting Act and supervised by the Secretary of State and the Independent Television Commission, or ITC, which authorizes the provision of broadcasting services.

     We do not hold these licenses. NTLG, the NTL company which provides management services to us holds each of the above licenses and operates our network pursuant to the licenses it holds. NTLG’s telecommunications license has a duration of 25 years, running from June 23, 2000, and its cable license has a duration of 15 years, running from January 1, 2000. Each type of license described above contains various conditions, and in the event of the breach of such conditions, the Director General of Telecommunications (the head of OFTEL) or the ITC, as appropriate, could issue an enforcement order and ultimately commence proceedings to require compliance or to revoke such licenses.

Price Regulation

     BT is currently subject to controls over the prices it may charge customers. In particular, BT may not increase charges for certain services by more than the amount of the percentage change in the retail price index. In July 2002, OFTEL confirmed that BT would be subject to a requirement to introduce a new wholesale indirect access product designed to stimulate competition in the calls market. A safeguard price cap of RPI-RPI to prevent increases in the bills of the lowest spending 80% of residential customers by spend would remain in place until this product was fully implemented by BT and was being used by other operators to provide services. After that, a safeguard cap of RPI+0 would remain in place to peg prices to the rate of inflation, pending a further review of the retail market in 2004.

     We are not subject to the same scrutiny and control by OFTEL of our retail telephone prices as BT, given our non-dominant status in the market. However, we are subject to prohibitions on undue preference and undue discrimination in our cable television pricing. We are also required to publish our standard prices, terms and conditions for cable television services.

Number Portability

     The European Union agreed in 1998 to a revision to the Interconnection Directive that made it a requirement for Member States to mandate number portability. Implementing regulations came into force on January 19, 2000 requiring that number portability should be provided on request to all customers switching between different operators and providers of fixed telecommunications services. We have a process in place to comply with our existing obligations and we are now in the process establishing arrangements with other operators.

Local Loop Unbundling

     In November 1999, an OFTEL policy statement mandated the unbundling of BT’s local loop to rival providers, enabling them to offer a range of higher bandwidth services using Digital Subscriber Line (DSL) technology. On August 8, 2000, conditions in BT’s license were brought into force setting out the requirements under which BT must provide services necessary for local loop unbundling. OFTEL published the wholesale prices for BT’s unbundled local loops on December 2000 and prices for shared access were published in 2001 although discussions continue as to the appropriate wholesale charges. In addition, BT is currently rolling out ADSL over its own network. ADSL will allow consumers access to high-speed information services.

     Local loop unbundling could allow us to increase our broadband off-net subscriber base, although we are not currently pursuing this initiative. Local loop unbundling could also increase competition for us, as it will also allow other providers of broadband Internet access services to provide services to current or potential customers of ours. A number of companies, such as Freeserve, have started to market broadband services using BT’s local loop.

Interconnection

     Through the agency of NTLG, we have access to interconnection at wholesale rates to other operators, such as BT.

Open Access to Cable Infrastructure

     In April 2001, OFTEL issued a statement on regulated access to cable infrastructure (referred to as “open access”). The conclusion reached by OFTEL was that no case existed for mandating open access to cable infrastructure at that time.

BSkyB

     In December 2002, the Office of Fair Trading, or OFT, announced that it had concluded its investigation of whether BSkyB has acted in breach of the UK Competition Act 1998, in particular by:

•	Exerting an anti-competitive ‘margin squeeze’ on rival distributors of Pay TV;

•	Pricing its channels in the form of anti-competitive ‘mixed bundling’;

•	Giving anti-competitive discounts to distributors.

The conclusion of the OFT’s analysis are that:

•	BSkyB has a dominant position for the wholesale supply of certain premium sports and film channels;

•	With a borderline result, there are insufficient grounds for finding that BSkyB had abused a dominant position by exerting an anti-competitive margin squeeze against rival distributors of Pay TV; or

•	There are insufficient grounds for finding that BSkyB had abused a dominant position in respect of the mixed bundling of its channels; and

•	BSkyB had not been found in breach of competition law.

Competition Act 1998

     The Competition Act, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements and introduced third party rights, stronger investigative powers, interim measures and effective enforcement powers (including fines of up to 10% of UK turnover). The Competition Act enables third parties to bring enforcement actions directly against telecommunications operators who are in breach of the prohibitions and seek damages, rather than have to wait for the Director General of Telecommunications to make an enforcement order.

     In February 2000, OFTEL issued specific guidance on the application of the Competition Act in the telecommunications sector. This guidance states that OFTEL would follow closely the general principles of competition law in its application of the new prohibitions. In addition, the regulators must not reach decisions that are inconsistent with EC law.

     The Competition Act, as well as OFTEL’s regulations, limits the types of agreements and arrangements NTL can enter into. For example, we may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by us.

The Enterprise Act

     The Enterprise Act received Royal Assent on 7 November 2002. It covers a range of measures to enhance business through strengthening the UK’s competition law framework, transforming the approach to bankruptcy and corporate rescue, and empowering consumers.

     The main reforms in the Act are:

     Competition. To a large extent rather than the Secretary of State, independent, competition bodies will now take decisions on merger and market investigations using competition-based tests. This competition-based test will replace the existing public interest test and will assess whether the merger will lead to a “substantial lessening of competition”. A new jurisdictional threshold on turnover replaces the old gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will qualify for investigation.

     The competition authorities will issue comprehensive guidance on the new regime. They will be obliged to consult on and give reasons for all significant decisions. There will be a new right of appeal to the Competition Appeals Tribunals, or CAT, in merger and market inquiries. Inquiries will have to be completed within statutory maximum timetables. Reforms to the Competition Commission’s procedures will allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

     Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and imprisoned for up to 5 years. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered due to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where no prior decision is available, claims may be pursued in the High Court.

     Consumer Protection. Stop Now Orders will now be extended to protect consumers from traders (including companies like us) who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, such as failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

     Designated consumer bodies will be empowered to make ‘super-complaints’ to the OFT about features of a market which are harming consumers. The aim is to address situations were markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days. This will significantly strengthen the voice of consumers on competition matters.

     Insolvency. The Act reforms corporate insolvency law by streamlining the administration procedures; making them quicker, more flexible, easier to access and fairer.

Mobile Phone Termination Charges

     On December 12, 2001, OFTEL announced that it had referred to the Competition Commission its proposal to impose a cap on the amount mobile phone operators can charge for receiving calls on their networks. OFTEL’s conclusion was that mobile termination rates were substantially in excess of cost and that there was little incentive for operators to reduce the charges. Accordingly, OFTEL proposed a charge cap on future termination rates of RPI -12% over four years.

     It was announced on January 22, 2003, that the Competition Commission’s findings supported OFTEL’s view that consumers pay too much for calls to mobile phones and that the mobile operators must cut their termination charges for these calls. Following the Director General’s reference to the Competition Commission in January 2002, the Competition Commission has reached the following conclusions:

•	operators are overcharging customers by up to 40 percent for terminating calls onto their networks;

•	callers to mobile phones have no choice but to pay the termination charge set by the mobile operator, which means that there is little incentive for the operators to reduce their charges towards their actual cost;

•	there should be a 15 percent cut in call termination charges for all mobile operators by 25 July 2003; and

•	further charge controls for termination rates should be introduced after July: RPI-15% for O2 and Vodafone, and RPI-14% for Orange and T-Mobile. The charge controls should run for three years until 2005-06.

     OFTEL has accepted the Competition Commission’s conclusions and will now consult on the amendment to each mobile operator’s license in the light of these recommendations. The mobile operators have said that they intend to seek a judicial review of the Competition Commission’s investigation, and as at today’s date, T-Mobile and Vodafone have filed an application for judicial review with the Court.

Communications Bill

     In December 2002, the UK Government introduced a Communications Bill intended to incorporate into UK law a series of EU Directives, and create a new body ‘OFCOM’ to regulate the communications industry. This will merge the functions of, among others, OFTEL, the Radiocommunications Agency and ITC and it is intended that it will provide a more flexible framework for regulating a converging industry.

     The proposed legislation includes a number of other significant changes to the existing regulatory regime, including:

•	The abolition of individual network licenses, to be replaced with ‘general authorizations’;

•	A new framework for imposing access rules on all platforms which have ‘Significant Market Power’ – closely related to the market dominance principle;

•	Rights and obligations currently applied to infrastructure-based operators only will be extended to service providers; and

•	Content rules will be applied in a ‘light touch’ fashion and Internet content is not intended to be regulated at all.

European Union Legislation

     Our business is further regulated by the EU under various European Commission Directives. In February 2002, the European Union adopted a package of legislative measures, which set out a new framework for electronic communication and ensures that the legislation is more technology neutral. The new framework consists of five harmonization Directives, including a framework Directive and four specific Directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services, a Regulation on unbundling the local loop, a draft liberalization Directive and a decision on Community radio spectrum policy.

     The UK Government must now implement these directives into UK law no later than July 24, 2003, and intends to do so with the enactment of the Communications Bill. This will have a number of important effects on the current regulatory regime, including the abolition of existing individual Telecommunications Act licenses, to be replaced with a General Authorization. Regulators will be required to undertake a review of individual communications market sectors with a view to identifying the level of competition in those sectors, and which companies if any have Significant Market Power (SMP) (equivalent to a dominant position in competition law). A finding of SMP will lead to the imposition of specific controls such as price controls or open access requirements.

Research and Development

     We do not carry out research and development activities.

Patents, Trademarks, Copyrights and Licenses

     We do not have any patents, trademarks, copyrights or licences. NTLG owns and has the right to use registered trademarks, which are used by us through an agency agreement. These trademarks in some cases are, and in others may be, of material import to our business, including the “ntl:” logo. NTLG, and consequently, we, are substantially dependent on the licenses granted by the legislative agencies, which regulate our respective businesses. The loss of any one or more of those licenses could have a material adverse effect on our business and financial condition.

Customers

     No material part of our business is dependent upon a single customer or a few customers, the loss of any one or more of which would have a materially adverse effect on us.

Employees

     As the management of our business is performed by NTLG, we do not have any employees on our payroll.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters that were submitted to a vote of our securityholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

     We are a wholly-owned subsidiary of NTL Incorporated and there is no public market for our ordinary shares.

Item 6. Selected Financial Data

     The following table sets forth certain financial data for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(1)	(1)	(1)
	(In thousands)
Statement Of Operations Data:
Revenues	£176,617	£178,551	£150,359	£119,476	£88,756
Operating loss	(35,134)	(60,705)	(47,150)	(30,726)	(20,055)
Net loss	(7,012)	(207,073)	(212,018)	(137,226)	(84,022)

	As of December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Working capital (deficiency)	£(19,064)	£(1,089,409)	£(55,527)	£30,948	£125,328
Property and equipment, net	486,142	530,215	524,102	518,056	465,866
Total assets	591,407	634,459	639,781	757,770	744,621
Long-term debt including current portion (2)	1,031,382	1,059,662	1,008,227	889,868	803,392
Shareholder’s (deficiency) (3)	(486,618)	(479,746)	(450,942)	(243,555)	(107,696)

Notes to Selected Financial Data:

(1)	Beginning in the fourth quarter of 1999, a subsidiary of NTL Incorporated began charging the Group for infrastructure and management support services. These charges were £94.5 million, £80.7 million, £35.7 million and £3.1 million in the years ended December 31, 2002, 2001, 2000 and 1999, respectively.

(2)	As of December 31, 2002, there was long-term debt of £1,960,000 classified as current and £983,684,000 classified as liabilities subject to compromise. The December 31, 2002 amount also includes £45,738,000 of accrued interest on our notes. As of December 31, 2001, there was long-term debt of £1,059,662,000 classified as current.

(3)	The Company received equity contributions from its parent of £140,000, £178.3 million and £4.6 million in 2002, 2001 and 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

NTL’s Completed Restructuring

     We are a wholly-owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries, including us and Diamond Holdings, filed a pre-arranged joint reorganization plan, referred to in this Annual Report as the Plan, under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. Also on May 8, 2002, we and Diamond Holdings filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time we, Diamond Holdings and NTL Incorporated, our parent company, emerged from Chapter 11 reorganization and Administration.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, our parent company, then known as NTL Communications Corp., was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. We are no longer affiliated with NTL Europe, Inc.

     Upon consummation of the Plan on January 10, 2003:

•	the 13-1/4% Senior Discount Notes due 2004, 11-3/4% Senior Discount Notes due 2005 and 10-3/4% Senior Discount Notes due 2007 issued by Diamond Cable Communications Limited were acquired by NTL Incorporated and the former holders of our Senior Discount Notes were issued shares of common stock of NTL Incorporated; on February 4, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

•	the Senior Notes issued by Diamond Holdings were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon); and

•	the 30% Loan Notes issued by Diamond Cable Communications Limited to NTL Incorporated were cancelled in exchange for the issuance to NTL Incorporated of one share of Diamond Cable Communications Limited.

Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former ultimate parent company, then known as NTL Incorporated (now NTL Europe, Inc.) and its subsidiaries, including us, to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, the former NTL Incorporated and its subsidiaries, including us, had no further funds available, or were unable to draw upon funds under their credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, the former NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, the former NTL Incorporated commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

     The former NTL Incorporated and its subsidiaries, including us, failed to make interest payments on some of our and their outstanding notes starting on April 1, 2002. The former NTL Incorporated also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, Diamond Holdings, our current parent company then known as NTL Communications Corp. (now NTL Incorporated), the former NTL Incorporated and another of its subsidiaries (collectively referred to in this annual report as the Debtors) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million to us under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, including the notes issued by us and Diamond Holdings, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the current NTL Incorporated and its subsidiaries, including us. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with its emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the current NTL Incorporated and its lending banks amended its existing credit facilities.

     The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of December 31, 2002, the Group had approximately £12.2 million in cash and cash equivalents on hand. The Group will require additional cash in the twelve months from January 1, 2003 to December 31, 2003. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £17.0 million from January 1, 2003 to December 31, 2003. Management of the Company believes that cash and cash equivalents on hand at December 31, 2002, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

     Over the long term, the Company will continue to require cash to fund operations, service its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

     During the recapitalization process, the Company maintained normal and regular trade terms with its suppliers and customers. There can be no assurance that the Company’s suppliers will continue to provide normal trade credit or credit on acceptable terms, if at all, or that customers will continue to do business or enter into new business with NTL. See also “Risk Factors” for a summary of risks related to NTL’s business in general and the recapitalization process in particular.

Description of Indebtedness

Diamond Cable Senior Discount Notes

     The Company issued the following senior discount notes (collectively, the “Senior Discount Notes”) in September 1994, December 1995 and February 1997, respectively:

•	13 1/4% Senior Discount Notes due September 30, 2004 ($285.1 million in principal amount at maturity outstanding as of December 31, 2002);

•	11 3/4% Senior Discount Notes due December 15, 2005 ($531.0 million in principal amount at maturity outstanding as of December 31, 2002); and

•	10 3/4% Senior Discount Notes due February 15, 2007 ($420.5 million in principal amount at maturity outstanding as of December 31, 2002).

     Upon consummation of the Plan on January 10, 2003, the Senior Discount Notes issued by Diamond Cable Communications Limited were acquired by NTL Incorporated and the former holders of our Senior Discount Notes were issued shares of common stock of NTL Incorporated. As of December 31, 2002, the Senior Discount Notes held by NTL Incorporated, including accrued interest, are shown within liabilities subject to compromise. On February 4, 2003, the Company was released from any further obligations to pay interest and/or principal on the Senior Discount Notes.

30% Loan Note payable to NTL Incorporated

     On April 1, 2002, the Company issued a 30% Loan Note to NTL Incorporated for $18.9 million (£13.3 million). On January 10, 2003, pursuant to the terms of the Plan, this loan note and accrued interest was cancelled in exchange for one ordinary share of the Company.

Diamond Holdings Senior Notes

     In February 1998, Diamond Holdings issued 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (collectively, the “Senior Notes”). The Senior Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the Senior Notes, the Group terminated its existing bank facility.

     As of December 31, 2002, Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

     Upon consummation of the Plan on January 10, 2003, the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon).

Contractual Obligations and Commercial Commitments

     The Company’s consolidated contractual obligations are summarized below, and are fully disclosed in the Notes to Consolidated Financial Statements.

     The Group had no significant commercial commitments as of December 31, 2002.

     The following table reflects the aggregate information about the Group’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization and the release of the Diamond Cable Notes.

		Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	£203.3	£—	£—	£—	£203.3
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	2.0	0.3	0.5	0.5	0.7

Total Contractual Cash Obligations	£205.3	£0.3	£0.5	£0.5	£204.0

Consolidated Statement of Cash Flows

     Net cash provided by (used in) operating activities amounted to £11.7 million, £(114.1) million and £(41.3) million for the years ended December 31, 2002, 2001, and 2000, respectively. For the years ended December 31, 2002 and 2001, net cash provided by (used in) operating activities includes £27.7 million received from affiliates and £6.2 million paid to affiliates, respectively. In 2000, net cash used in operating activities includes £11.6 million received from affiliates. Net cash used in operating activities in 2001 and 2000 also includes cash used for the Joint Purchasing Alliance Agreement of £(20.3) million and £(30.3) million, respectively. The change in net cash provided by operating activities is partly owing to the cash paid for interest, which decreased to £23.6 million in 2002 from £90.1 million in 2001 and £44.9 million in 2000. The reduction is owing to the Chapter 11 reorganization process, which halted cash interest payments during the period of the reorganization process.

     Net cash used in investing activities amounted to £16.8 million, £66.3 million and £76.5 million for the years ended December 31, 2002, 2001 and 2000, respectively, primarily for continuing fixed asset purchases. The reduction in capital expenditure in 2002 was due to the Company’s continued efforts to conserve cash.

     Net cash provided by financing activities amounted to £12.6 million, £176.7 million and £1.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, the Company issued a 30% Loan Note to NTL Incorporated for $18.9 million (£13.3 million). Net cash provided by financing activities in 2002, 2001 and 2000 includes £140,000, £178.3 million and £4.6 million, respectively, in contributions from NTL Incorporated.

Critical Accounting Policies

     The consolidated financial statements of the Group and related financial information are based on the application of accounting principles generally accepted in the United States, referred to as GAAP. GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported, as well as disclosures about contingencies, risk and financial condition. The following critical accounting policies have the potential to have a more significant impact on the Group’s financial statements, either because of the significance of the financial statement item to which they relate, or because they require more judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, transactions which are continuous in nature.

•	A subsidiary of NTL provides infrastructure and management support services to the Group. The related charges represent the Group’s portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge. Management has obtained from independent advisors an opinion that these transactions are fair to us from a financial point of view.

•	The Group maintains an allowance for doubtful accounts for estimated losses resulting from the potential inability of its customers to make payments. The allowance is estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•	The Group’s determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. Legal counsel is consulted on matters related to litigation. Experts both within and outside the company are consulted with respect to other matters that arise in the ordinary course of business. A liability is accrued if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable.

•	The Group reviews long-lived assets and goodwill for impairment as described in the Notes to Consolidated Financial Statements. In analyzing potential impairments, projections of future cash flows from the asset are used. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. Changes to these variables in the future may necessitate impairment charges to reduce the carrying value to fair value.

•	Fixed assets and intangible assets are assigned useful lives which impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change.

Selected Operating Data

     Summary consolidated financial information for the Company for the three years ended December 31, 2002 is as follows (in thousands, “NM” denotes percentage is not meaningful):

	Year Ended December 31		Increase/(Decrease)

	2002	2001	£	%

Revenues	£176,617	£178,551	£(1,934)	(1.1)
Operating costs	(87,232)	(92,774)	(5,542)	(6.0)
Selling, general and administrative expenses	(57,913)	(77,765)	(19,852)	(25.5)
Other charges	(5,750)	(7,816)	(2,066)	(26.4)
Depreciation and amortization	(60,856)	(60,901)	(45)	(0.1)

Operating loss	(35,134)	(60,705)	(25,571)	(42.1)

Interest expense	(59,549)	(121,556)	(62,007)	(51.0)
Interest expense to affiliate	(524)	—	524	NM
Investment income and other	1,024	570	454	79.6
Exchange gains (losses)	91,326	(25,382)	(116,708)	(459.8)

Loss before recapitalization items and income taxes	(2,857)	(207,073)	(204,216)	(98.6)
Recapitalization items	(3,234)	—	3,234	NM

Loss before income taxes	(6,091)	(207,073)	(200,982)	(97.1)

Income tax expense	(921)	—	921	NM

Net loss	£(7,012)	£(207,073)	£(200,061)	(96.6)

	Year Ended December 31		Increase/(Decrease)

	2001	2000	£	%

Revenues	£178,551	£150,359	£28,192	18.7
Operating costs	(92,774)	(65,191)	27,583	42.3
Selling, general and administrative expenses	(77,765)	(63,959)	13,806	21.6
Other charges	(7,816)	(6,933)	883	12.7

Depreciation and amortization	(60,901)	(61,426)	(525)	(0.9)

Operating loss	(60,705)	(47,150)	13,555	28.7

Interest expense	(121,556)	(110,398)	11,158	10.1
Investment income	570	3,938	(3,368)	(85.5)
Exchange losses and other	(25,382)	(58,408)	(33,026)	(56.5)

Net (loss)	£(207,073)	£(212,018)	£(4,945)	(2.3)

Results of Operations

2002 compared with 2001

     Revenue decreased in 2002 compared with 2001 primarily as a result of a decrease in customers owing to capital constraints including reduced capital expenditures to connect new customers. This reduction was partly mitigated by price increases including the introduction of charges for the Group’s dial-up Internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers. The Company expects revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Operating costs as a percentage of service income was 49.4% and 52.0% in 2002 and 2001, respectively. This reduction resulted from further economies of scale and efficiencies achieved by NTL from integrating the Group’s business into the rest of NTL’s UK business. In absolute terms, operating costs decreased from 2001 to 2002 as a result of reductions in interconnection and programming costs owing to usage. Operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Group’s Internet service. In the years ended December 31, 2002 and 2001, these charges were £36.6 million and £29.8 million respectively. As a result of the continued integration of the Group into NTL, the Group has reduced direct transactions with third parties. Consequently, third party costs have decreased and costs incurred on the Group’s behalf by a subsidiary of NTL have increased. Furthermore, starting in the first quarter of 2002, a subsidiary of NTL began charging the Group for broadband and digital television services. In 2002, these charges totaled £2.8 million and £2.6 million, respectively.

     Selling, general and administrative expenses decreased in 2002 compared with 2001 as a result of further economies of scale and efficiencies achieved by NTL from integrating the Group’s business into the rest of NTL’s UK business. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. These charges were £57.9 million and £50.9 million in 2002 and 2001 respectively. The increase in these charges is partly owing to the continued integration of the Group into NTL resulting in a reduction of the Group’s costs incurred directly from third parties and a rise in the costs incurred on the Group’s behalf by a subsidiary of NTL. Also, the increase is partly owing to a rise in the charge for the Group’s use of IT and other capital equipment. During 2002, this charge increased by approximately £3.9 million. A significant portion of this increase, approximately £1.6 million, was an expense related to the write-off of certain projects that had been abandoned.

     Furthermore, the costs charged by a subsidiary of NTL in 2002 were affected by the following:

•	As a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase the Group’s costs for the year ended December 31, 2002 by £4.0 million.

•	During the year NTL undertook a review of certain balance sheet accounts which identified that there were provisions that were no longer necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The review resulted in a decrease in the Group’s costs by £3.9 million.

     Other charges relate to the restructuring plan of NTL. In 2002, NTL began implementing a further phase of its restructuring plan. Restructuring charges allocated to the Group in 2002 and 2001 were £5.8 million and £7.8 million respectively. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgment of a reasonable methodology given the facts and circumstances. The components of the charges included costs incurred for employee severance, property exit costs and business rationalization consulting costs.

     Depreciation and amortization expense was £60.9 million and £60.9 million for the years ended December 31, 2002 and 2001, respectively. Amortization expense was zero and £4.9 million in the years ended December 31, 2002 and 2001, respectively. The reduction in amortization expense was due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £4.9 million, would have been zero.

     Interest expense and amortization of debt discount and expenses was £59.5 million and £121.6 million for the years ended December 31, 2002 and 2001, respectively. This decrease was the result of the application of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceeding or that it is probable that it will be allowed priority, secured or unsecured claim. In accordance with SOP 90-7, the Company did not recognize interest expense on certain of its outstanding debt on or after May 8, 2002 (the date of the filing of our Plan under Chapter 11 of the Bankruptcy Code). The Company’s contractual interest for the year ended December 31, 2002 was £121.4 million. Interest of £23.6 million and £90.1 million was paid in cash in the years ended December 31, 2002 and 2001, respectively.

     Investment income movements are primarily attributable to variations in the average cash balances available for investment.

     The decrease in exchange (gains) and losses, and other expense changes was primarily the result of the impact of fluctuations in the valuation of the UK Pound Sterling on our Senior Discount Notes and Diamond Holdings’ Senior Notes, which are denominated in US Dollars. The Group’s results of operations will continue to be affected by foreign exchange rate fluctuations.

2001 compared with 2000

     Revenue was £178.6 million and £150.4 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 18.7%. These increases were primarily attributable to price increases, upselling new services to customers and growth in the Group’s customer base. Revenue increases in the future are also expected to be achieved by providing new services such as digital television, cable modem and mobile telephone services.

     Operating costs, including network expenses, were £92.8 million and £65.2 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 42.3%. Operating costs as a percentage of revenue was 52.0% and 43.4% for 2001 and 2000, respectively. These increases are predominantly attributable to increases in interconnection costs and programming costs as a result of growth in telephone lines and cable television customers. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Group’s subscription free Internet service. In the years ended December 31, 2001 and 2000, these charges were £29.8 million and £8.3 million, respectively. The increase in these charges is primarily owing to the ongoing operating integration of the Group with the rest of NTL, as well as the introduction of the Internet service. In the fourth quarter of 2001, the Company’s management adjusted certain operating cost estimates. As a result, the Group recognized reduced operating costs of approximately £3.4 million in the fourth quarter of 2001.

     Selling, general and administrative expenses were £77.8 million and £64.0 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 21.6% from 2000 to 2001. Selling, general and administrative expenses as a percentage of revenue were 43.6% and 42.5% for 2001 and 2000, respectively. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Company’s use of the related IT equipment. These charges were £50.9 million and £27.4 million in the years ended December 31, 2001 and 2000, respectively. The increase in these charges is primarily owing to the ongoing integration of the Company’s operations with the rest of NTL.

     Depreciation and amortization expense was £60.9 million and £61.4 million for the years ended December 31, 2001 and 2000, respectively, representing a decrease of 0.9 % from 2000 to 2001.

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

     Interest expense and amortization of debt discount and expenses was £121.6 million and £110.4 million for the years ended December 31, 2001 and 2000, respectively, representing an increase of 10.1% from 2000 to 2001. The 2001 interest expense includes the accretion of the discount on the Senior Discount Notes of £28.7 million, interest on the notes of £90.0 million, amortization of deferred financing costs of £2.7 million and other interest expense of £0.2 million. The 2000 interest expense includes the accretion of the discount on the Senior Discount Notes of £60.7 million, interest on the notes of £46.8 million, amortization of deferred financing costs of £2.6 million and other interest expense of £0.3 million.

     A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. For the years ended December 31, 2001 and 2000, the Group recognized a net foreign exchange loss of £25.4 million and £58.4 million, respectively, primarily owing to the unrealized losses on the translation of its Senior Discount Notes and Diamond Holdings’ Senior Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The adoption of this new standard did not result in an impairment charge on adoption.

     Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that franchise costs would no longer be subject to amortization since they are deemed to have an indefinite useful life.

     The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chater 11 reorganization and the adoption of fresh-start reporting, is as follows: £12.6 million in 2003, £12.6 million in 2004, £12.6 million in 2005, £12.6 million in 2006 and £12.6 million in 2007.

     The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2000 (in £000’s).

	Year Ended December 31,

	2002	2001	2000

Net loss – as reported	£(7,012)	£(207,073)	£(212,018)
Amortization of:
Goodwill	—	4,850	4,850
Franchise costs	—	27	25

	—	4,877	4,875

Net loss – as adjusted	£(7,012)	£(202,196)	£(207,143)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Group is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Since 1998, the Group has not entered into derivative financial instruments.

Foreign Exchange Risk

     The principal form of market risk to which the Group is exposed is foreign exchange rate risk. Diamond Holdings’ Senior Notes, which constitute a substantial portion of the Group’s existing debt obligations, are denominated in U.S. dollars, while the Group’s revenues are generated and stated in UK pounds sterling. In the future, the Group may from time to time enter into foreign currency contracts based on its assessment of foreign currency market conditions and its effect on the Group’s operations and financial condition. Changes in currency exchange rates may have a material effect on the results of operations of the Group and the Group’s ability to satisfy its obligations, including obligations under outstanding debt instruments, as they become due.

Interest Rate Risk

     The Group is exposed to interest rate risk on the fair market value of its long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

     The following tables provides information about our long-term debt that is sensitive to changes in interest rates and foreign currency exchange rates, as of December 31, 2002, as adjusted to give effect to our emergence from Chapter 11 reorganization.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

								Fair
	Year Ending December 31,							Value
	2003	2004	2005	2006	2007	Thereafter	Total	12/31/02

	(in millions)
Long-term Debt, Including Current Portion
U.S. dollars
Fixed Rate						$110.0	$110.0	$76.9
Average Interest Rate						9.125%
Average Forward Exchange Rate						0.6960
U.K. pound
Fixed Rate						£135.0	£135.0	£108.0
Average Interest Rate						10%

RISK FACTORS

     We are a wholly-owned subsidiary of NTL Incorporated and are highly dependent upon NTL Incorporated and its subsidiaries. Accordingly, many of the following risk factors relate to NTL as a whole and, therefore, could have serious implications for us.

We have historically relied on NTL and its subsidiaries to meet our funding needs. NTL’s business is capital intensive and it has historically incurred losses and generated negative cash flows and there can be no assurance that NTL will be profitable in the future or that it will have sufficient liquidity to meet our cash flow needs, fund its working capital and capital expenditures and to meet its obligations under its existing debt instruments.

     We are an intermediate holding company with no independent operations or significant assets other than investments in and advances to our subsidiaries. We do not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We have historically met our cash requirements through debt or equity from NTL Incorporated and other subsidiaries of NTL Incorporated. Thus, we are dependent on NTL’s financial health for our own.

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow, which NTL expects will continue for the foreseeable future. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the year ended December 31, 2002 of $2,375.8 million, and for the years ended December 31:

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require approximately £310 million ($499 million) to fund its working capital and capital expenditures, and payments it was required to make on the Effective Date pursuant to the Plan and the amendment of its UK credit facilities, net of cash from operations, in the twelve months from January 1, 2003 to December 31, 2003. A significant portion of the £310 million total relates to payments made on the Effective Date. NTL believes that cash, cash equivalents and marketable securities on hand of $507.2 million at December 31, 2002, and the $500 million in cash from the issuance of its Exit Notes and shares of NTL Incorporated’s common stock to the purchasers of the Exit Notes will be sufficient for its cash requirements during the twelve months from January 1, 2003 to December 31, 2003. It is possible that these sources of cash will be insufficient, resulting in NTL having to raise additional funds for liquidity. There can be no assurance that NTL will have the requisite access to new funding if the need arises.

     In addition, beginning in 2005, a series of principal payments will come due on NTL’s existing debt instruments as they approach their respective maturity dates. NTL’s ability to make these payments and meet our cash flow needs and its other ongoing funding requirements is dependent upon a number of factors, including NTL’s existing cash balances, the cash flow generated by its operating subsidiaries, and its ability to obtain additional financing in the future. Failure to achieve profitability or maintain or achieve various other financial performance levels could in the future diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional funds, and make required payments on its indebtedness.

We are an intermediate holding company that is dependent upon cash flow from our subsidiaries to meet our obligations; our ability to access that cash flow may be limited in some circumstances.

     We are an intermediate holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend, in part, upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of existing and future indebtedness of us and our subsidiaries and the laws of the jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

We are operationally completely integrated into NTL and thus are reliant on NTL’s management entirely for our business.

     Because we are operated as a fully integrated part of NTL, we are entirely dependant upon NTL’s management to manage our business. Thus, the success or lack of success of NTL’s management team as a whole will be directly correlated to our success or failure. If there is a material adverse effect on NTL’s business as a whole, it is likely we would experience such a material adverse effect as well.

NTL’s substantial leverage could adversely affect its financial health.

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. On a pro forma basis to give effect to NTL’s emergence from Chapter 11 reorganization as of December 31, 2002, the accreted value of NTL’s total long-term indebtedness would have been $6,540.1 million. This debt represents approximately 69.1% of its estimated total capitalization on a pro forma basis as of December 31, 2002.

     NTL’s substantial indebtedness, coupled with the relatively high effective interest rate on its Exit Notes, could adversely affect its financial health by, among other things:

•	increasing its vulnerability to adverse changes in general economic conditions or increases in prevailing interest rates particularly for any borrowings at variable interest rates,

•	limiting its ability to obtain additional financing, if needed, and

•	requiring it to dedicate a substantial portion of its cash flow from operations to service its debt, which reduces the funds available for operations and future business opportunities.

NTL Incorporated is subject to restrictive debt covenants pursuant to its indebtedness.

     As part of the implementation of the Plan, NTL Incorporated issued $558.249 million principal amount of Exit Notes to certain of its creditors under the terms of an indenture. In addition, it amended the terms of its existing Senior Credit Facility and Working Capital Credit Facility.

     The indentures governing NTL Incorporated’s outstanding notes, including its Exit Notes, among other things, significantly restrict and, in some cases, prohibit its ability and the ability of most of its subsidiaries to:

•	incur additional debt;

•	create or incur liens;

•	pay dividends or make other equity distributions;

•	purchase or redeem share capital;

•	create restrictions on the payment of dividends or other amounts by its subsidiaries;

•	make investments;

•	sell assets;

•	issue or sell share capital of certain subsidiaries;

•	engage in transactions with affiliates; and

•	effect a merger or consolidation of, or sell all or substantially all of its assets.

     Similar restrictive covenants are contained in the Senior Credit Facility and Working Capital Credit Facility which are applicable to NTL Incorporated and most of its subsidiaries. In addition, under its credit facilities, NTL Incorporated and its subsidiaries must comply with certain financial covenants specifying various financial performance levels that they are required to meet. In the event they were to fail to meet any of these covenants and were unable to cure such breach or otherwise renegotiate such covenant, the lenders under those facilities would have significant rights to seize control of most of NTL’s assets. Such a default, or a breach of any of the other obligations in the indenture governing the Exit Notes, could also trigger a default under the Exit Notes.

     The covenants in NTL Incorporated’s credit facilities and the indentures governing its outstanding notes and any future debt may significantly restrict NTL’s future operations. Furthermore, upon the occurrence of any event of default under the indentures governing NTL Incorporated’s notes, credit facilities or the agreements governing any other debt of its subsidiaries, the lenders could elect to declare all amounts outstanding under such indentures, credit facilities or agreements, together with accrued interest, to be immediately due and payable. If those lenders accelerate the payment of those amounts, there can be no assurance that the assets of NTL Incorporated and its subsidiaries will be sufficient to repay in full those amounts.

Our Chapter 11 reorganization and uncertainty over our financial condition may harm our business and our brand name.

     Adverse publicity or news coverage regarding our recent Chapter 11 reorganization and financial condition could have an adverse effect on parts of our business. Similarly, negative press about the financial condition of other cable and pay television operations and alternative telecom carriers in general may affect our reputation. For example, one of our key strategies is to increase our penetration of higher value small to medium size enterprises, or SMEs, and provide increased retail services of bundled voice, data and Internet services for SMEs. However, due to the negative publicity surrounding our Chapter 11 reorganization and our financial condition and the potential effect of that publicity on our brand name, we may find it difficult to convince SMEs to take up our services. Although we have successfully consummated the Plan, there is no assurance that such negative publicity will not adversely impact our results of operations or have a long-term effect on our brand.

     In addition, uncertainty during our recapitalization process may have adversely affected our relationships with our suppliers. If suppliers become increasingly concerned about our financial condition, they may demand faster payments or refuse to extend normal trade credit, both of which could further adversely affect our cash conservation measures and our results of operations. We may not be successful in obtaining alternative suppliers if the need arises and this would adversely affect our results of operations.

The telecommunications industry is subject to rapid technological changes and we cannot predict the effect of any changes on our businesses.

     The telecommunications industry is subject to rapid and significant changes in technology and the effect of technological changes on our businesses cannot be predicted. Our core offerings may become outdated due to technological breakthroughs rendering our products out of date. In addition, our business plan contemplates the introduction of services using new technologies. Our investments in those new services, such as those related to the 3G mobile network, may prove premature and we may not realize anticipated returns on these new products. The cost of implementation for emerging and future technologies could be significant, and our ability to fund such implementation may depend on our ability to obtain additional financing. We cannot be certain that we would be successful in obtaining any additional financing required.

We are subject to significant competition in each of our business areas and we expect that competition will intensify – if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business – telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

     In addition, BSkyB has access to various movie and sports programming content, with which they create some of the most popular pay TV channels in the UK. We carry several of those channels on our systems. Although there are competing channel providers, the position of programming supplier to NTL undoubtedly is an advantage to BSkyB, not only because the Sky brand is a feature of our cable TV service, but also because we are dependant upon the supply of these Sky premium channels allowing BSkyB to influence pricing and bundling. Thus far, regulators have not disturbed the pricing arrangements imposed on us by BSkyB. NTL is currently negotiating with BSkyB a formal, long-term agreement for the supply of certain BSkyB channels, and believes this will be concluded amicably. However, in the event that we are unable to conclude an agreement successfully, NTL may be faced with uncertainty over the terms and charges of such supply, now and in the future.

     If we are unable to compete successfully, our financial condition and results of operations could be adversely affected.

NTL’s growth has been curtailed by funding constraints.

     NTL has significantly decreased the amount it is spending on capital expenditures due to liquidity constraints during the recapitalization process and expects to further reduce capital expenditures during 2003. The decrease in capital expenditure is the result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms – if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

     NTL has historically grown its business through acquisitions. This has resulted in its exposure to the risk of failing to successfully integrate those acquisitions, in particular, workforce, management, network and systems. A significant result of NTL’s growth through acquisitions is that it has inherited a variety of distinct billing and customer service systems from various companies that it has acquired. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service; however, it does not as yet have an integrated billing and operational platform. There can be no assurance that this integration project will be successful. If the full integration of NTL’s billing and customer service systems is not successful, NTL could experience an adverse effect on its customer service, churn rate and costs of maintaining these systems going forward. NTL could also experience operational failures related to billing and collecting revenue from its customers, which, depending on the severity of the failure, could have a material adverse effect on its business.

     Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. Although NTL cannot predict precisely the effect that this has had, it is likely these internal reorganizations have negatively impacted employee morale. If NTL undertakes additional internal reorganizations they will similarly likely negatively impact morale. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

One of NTL’s key strategies is to reduce customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

     NTL has experienced rapid growth and development in a relatively short period, either through acquisitions or connecting customers to its network. One of NTL’s biggest challenges as it has grown has been to limit its customer churn. The successful implementation of NTL’s business plan depends upon a reduction in the percentage of customers that stop using its services.

     In order to reduce churn in the future, NTL aims to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing system is not successful, it could experience an adverse effect on customer service and, in turn, the churn rate.

     NTL plans to increase its customer and revenue generating unit (referred to in this annual report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

     NTL’s ability to reduce churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services.

     Another part of our strategy to reduce churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in reducing churn levels, which would adversely impact our results of operations.

NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels following our recent restructuring.

     As a result of capital constraints imposed on NTL’s business during our recent restructuring, NTL has been engaged in a process of reducing expenditures in a variety of areas, including by way of a substantial reduction in capital expenditure, a reduction in the number of employees and the outsourcing of some functions. NTL’s prospects will depend in part on its ability to continue to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

Failure to successfully market broadband to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

     A significant component of NTL’s strategy is to successfully market broadband products to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

NTL is dependent upon a small number of key personnel.

     A small number of key executive officers manage NTL’s businesses. The loss of one or more of these executive officers could have a material adverse effect on NTL. NTL believes that its future success will depend in large part on its continued ability to attract and retain highly skilled and qualified personnel. Although NTL has entered into employment contracts with all of its executive officers, those contracts cannot prevent such individuals from resigning. If an individual does resign, he or she is bound by certain non-compete clauses which may or may not discourage the individual from leaving.

NTL’s principal businesses are subject to government regulation, including pricing regulation, and changes in current regulations may adversely affect it.

     NTL’s principal business activities are regulated and supervised by various governmental bodies. Changes in laws, regulations or governmental policy or the interpretations of those laws or regulations affecting our activities and those of NTL’s competitors, such as licensing requirements, changes in price regulation and deregulation of interconnection arrangements, could have a material adverse effect on NTL.

     NTL is also subject to regulatory initiatives of the European Commission. Changes in EU Directives may reduce NTL’s range of programming and increase the costs of purchasing television programming or require NTL to provide access to our cable network infrastructure to other service providers, which could have a material adverse effect on NTL.

NTL is dependent upon many critical systems and processes, many of which are dependent upon hardware that is concentrated in a small number of locations. If a catastrophe were to occur at one or more of those locations, it could have a material adverse effect on NTL’s business.

     NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern rings would isolate NTL’s Irish networks from its UK networks for an extended period.

NTL does not insure the underground portion of our cable network.

     NTL obtains insurance of the type and in the amounts that it believes are customary for similar companies. Consistent with this practice, NTL does not insure the underground portion of its cable network. Substantially all of NTL’s cable network is constructed underground. Any catastrophe that affects NTL’s underground cable network could result in substantial uninsured losses.

We and NTL are subject to currency risk because we obtained significant financing and may in the future obtain additional financing in U.S. dollars but generally generate revenues and incur expenses in pounds sterling and Euros.

     We and NTL encounter currency exchange rate risks because we generate revenues and incur construction and operating expenses in pounds sterling and Euros while we pay interest and principal obligations with respect to a significant amount of our existing indebtedness in U.S. dollars. There can be no assurance that any hedging transactions we might enter into will be successful or that shifts in the currency exchange rates will not have a material adverse effect on us. For example, to the extent that the pound sterling declines in value against the U.S. dollar, and we have not fully hedged against such declines, the effective cost of servicing our U.S. dollar debt will be higher and we will incur currency losses.

NTL’s broadcast services business is dependent upon ITV and other contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this annual report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other NTL contracts include a contract for the provision of communications services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide such services.

     The loss of any one of these contracts could have a material adverse effect on NTL

NTL’s broadcast services business is dependent upon site sharing arrangements with its principal competitor.

     As a result of, among other factors, a natural shortage of potential transmission sites and the difficulties in obtaining planning permission for erection of further masts, Crown Castle U.K. Ltd. and NTL have made arrangements to share a large number of tower sites. There can be no assurance that the site sharing arrangements will not be terminated. Termination of the site sharing arrangements would have a material adverse effect on NTL.

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date which is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle UK Ltd are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement which is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

Some provisions of the agreements governing the indebtedness of NTL Incorporated, us and our respective subsidiaries, certain provisions of our respective certificates of incorporation and NTL Incorporated’s stockholder rights plan could delay or prevent transactions involving a change of control of us or NTL Incorporated.

     We and NTL Incorporated may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our respective outstanding notes, and repay other indebtedness (including bank facilities). There can be no assurance that we or NTL Incorporated, as the case may be, will have available financial resources necessary to repurchase such notes or indebtedness in those circumstances.

     If NTL Incorporated cannot repurchase and repay this indebtedness in the event of a change of control, the failure to do so would constitute an event of default under the indentures and agreements under which that indebtedness was incurred and could result in a cross-default under other indebtedness. The threat of this could have the effect of delaying or preventing transactions involving a change of control of NTL Incorporated, including transactions in which stockholders might otherwise receive a substantial premium for their shares over then current market prices, and may limit the ability of its stockholders to approve transactions that they may deem to be in their best interest.

     NTL Incorporated’s stockholder rights plan and certain provisions of its certificate of incorporation may have the effect, alone or in combination with each other or with the existence of authorized but unissued common stock and preferred stock, of preventing or making more difficult transactions involving a change of control of NTL Incorporated. Certain provisions of our certificate of incorporation may have a similar effect with respect to a change of control involving us.

Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements of the Group are filed under this Item commencing on page F-1 of this Annual Report on Form 10-K.

     The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001 (in £000’s).

	Three Months Ended

	March 31	June 30	September 30	December 31

2002
Revenues	£46,530	£43,666	£42,965	£43,456
Operating loss	(6,706)	(7,488)	(7,537)	(13,403)
Net income (loss)(1)	(58,854)	40,230	10,598	1,014

	Three Months Ended

	March 31	June 30	September 30	December 31

2001
Revenues	£42,357	£45,491	£44,634	£46,069
Operating loss	(13,787)	(15,127)	(15,796)	(15,995)
Net (loss)(2)	(91,553)	(53,624)	(6,063)	(55,833)

(1)	Included in net (loss) are foreign exchange (losses) gains of £(20,939) for the three months ended March 31, 2002, £64,336 for the three months ended June 30, 2002, £26,161 for the three months ended September 30, 2002, and £21,768 for the three months ended December 31, 2002. Operating loss and net income for the three months ended December 31, 2002 included an allocation of restructuring charges included in other expenses of £5,750.

(2)	Included in net (loss) are foreign exchange (losses) gains of £(47,594) for the three months ended March 31, 2001, £(7,854) for the three months ended June 30, 2001, £39,930 for the three months ended September 30, 2001, and £(9,864) for the three months ended December 31, 2001. Operating and net (loss) for the three months ended December 31, 2001 also includes other expenses of £7,816.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

              Not applicable.

PART III

Item 10. Directors and Officers of the Registrant.

Directors

Name	Age	Position with the Company

Barclay Knapp Bret Richter Robert Mackenzie	46 33 41	Director Director Director and Secretary

Barclay Knapp has been a Director of the Company since February 20, 2002. He has been the President, Chief Executive Officer and a director of NTL since its formation with the exception that Mr. Knapp was Chief Operating Officer until October 1996 when he was appointed Chief Executive Officer. Mr. Knapp co-founded NTL in 1993 with George Blumenthal. Prior to NTL, Mr. Knapp was a co-founder of Cellular Communications, Inc. (CCI) in 1982, serving first as CFO and then later as President and COO. CCI was a pioneering US cellular telephone company that grew to become one of the industry’s leading players at the time of its sale to Airtouch in 1996 for $2.5 billion. In addition, CCI was the parent, and Mr. Knapp was COO, of Cellular Communications of Puerto Rico (CCPR) and Cellular Communications International (CCII) – the latter a founding partner of Omnitel in Italy. These companies were spun off from CCI in 1991 and ultimately sold to SBC (1999) and Mannesman (1998), respectively. Mr. Knapp is currently Chairman of ATX Communications, the successor to CoreComm, a US-based CLEC which also had its roots in the CCI companies and NTL.

Bret Richter has been a Director of the Company since January 10, 2003. Bret Richter is the Senior Vice President - Finance and Acting Chief Financial Officer of NTL. Mr. Richter is responsible for NTL’s finance activities, strategic initiatives, investor relations and capital raising efforts. Mr. Richter joined NTL in September 1994, and prior to his current responsibilities he held various positions in NTL’s Corporate Development Group including Vice President – Corporate Finance and Development. Prior to joining NTL, he was a member of the media and telecommunications investment banking group at Salomon Brothers Inc.

Robert Mackenzie has been Secretary and a Director of the Company since May 30, 2000. He joined International CableTel Incorporated in 1993, to establish the legal department in the UK and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Robert worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, take-overs, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd as Mergers & Acquisitions Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. Law Society Finals were taken at the College of Law, London.

Item 11. Executive Compensation.

     As the management of our business is performed by NTLG, we do not have any employees on our payroll.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     We are a wholly-owned subsidiary of NTL Incorporated; there is no public market for our ordinary shares.

Item 13. Certain Relationships and Related Transactions.

     Since we were acquired by NTL in March 1999, NTLG has provided infrastructure and management support services to the Group. NTLG performs a variety of management functions and procures services on our behalf. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, during 2001 certain elements of the Group’s network operations and customer operations have been integrated with NTL’s national and regional operations in order for the Group to gain the advantage of NTL’s scale.

     Pursuant to an agreement between us and NTLG, we have the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable by the Company to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

     The charges for NTLG’s infrastructure and management support services, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by NTLG for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £94.5 million, £80.7 million and £35.7 million in 2002, 2001 and 2000, respectively. For 2002, £36.6 million was included in operating costs and £57.9 million was included in selling, general and administrative expense. For 2001, £29.8 million was included in operating costs and £50.9 million was included in selling, general and administrative expense. For 2000, £8.3 million was included in operating costs and £27.4 million was included in selling general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. We have obtained an opinion from an independent advisor that these transactions are fair to us from a financial point of view.

Item 14. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, including the Company’s Directors* who also serve as the Chief Executive Officer and acting Chief Financial Officer of the Company’s parent, NTL Incorporated, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Directors have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of the Company and are the Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the parent of the Company.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	(1) Financial Statements – See index to financial statements on page F-1.

(2) Financial Statement Schedules – See list of Financial Statement Schedules on page F-1.

(3) Exhibits – See Exhibit Index on page 34.

(b)	No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

(c)	Exhibits – The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules – See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit
No.

2.1	Second Amended Joint Plan of Reorganization of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as confirmed and subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

2.2	Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Limited, dated as of June 16, 1998 (Incorporated by reference to Exhibit 99.1 to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999, File No. 000-27020)

2.3	Amendment No. 1, dated as of December 21, 1998, to the Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Limited, dated as of June 16, 1998 (Incorporated by reference toExhibit 99.2 to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999, File No. 000-27020)

3.1	Memorandum and Articles of Association of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed on September 12, 1996, File No. 33-83740)

3.2	Memorandum and Articles of Association of Diamond Holdings plc (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

4.1	Indenture, dated as of February 6, 1998, among Diamond Holdings Plc, Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

4.2	Senior Note Depositary Agreement, dated February 6, 1998, among Diamond Holdings plc, The Bank of New York, as Global Depositary, and the Owners of Book-Entry Interests (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

21	List of Subsidiaries of Diamond Cable Communications Limited*

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED (Registrant)

By /s/ Barclay Knapp
Barclay Knapp Director

Dated: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barclay Knapp Barclay Knapp	Director*	March 31, 2003

/s/ Bret Richter Bret Richter	Director*	March 31, 2003

/s/ Robert Mackenzie Robert Mackenzie	Director and Secretary	March 31, 2003

*	The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of the Company and are the Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the parent of the Company.

CERTIFICATIONS

I, Barclay Knapp, certify that:

1.	I have reviewed this annual report on Form 10-K of Diamond Cable Communications Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Barclay Knapp

Barclay Knapp Director*

I, Bret Richter, certify that:

1.	I have reviewed this annual report on Form 10-K of Diamond Cable Communications Limited;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Bret Richter

Bret Richter Director*

*          The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Bret Richter are Directors of the Company and are Chief Executive Officer and acting Chief Financial Officer, respectively, of NTL Incorporated, the parent of the Company.

FORM 10-K — ITEM 15(a)(1) and (2)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Diamond Cable Communications Limited are included in Item 8:

The following consolidated financial statement schedule of Diamond Cable Communications Limited is included in Item 15(d):

Schedule II	F-30

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder
Diamond Cable Communications Limited

We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Limited as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholder’s deficiency and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Cable Communications Limited as of December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 4, the Company changed its method of accounting for goodwill and other intangibles effective January 1, 2002.

/s/ Ernst & Young LLP

New York, New York
March 27, 2003

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001
	(in £000s)
Assets
Current assets
Cash and cash equivalents	£12,168	£4,535
Trade receivables — less allowance for doubtful accounts of £2,847 (2002) and £8,373 (2001)	15,952	20,049
Other	498	212

Total current assets	28,618	24,796
Property and equipment — net	486,142	530,215
Deferred financing costs — net of accumulated amortization of £15,468 (2002) and £12,667 (2001)	9,684	12,485
Goodwill	66,647	66,647
Franchise costs	316	316

Total assets	£591,407	£634,459

Liabilities and shareholder’s deficiency
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	£10,542	£30,767
Deferred revenue	4,525	4,017
Due to affiliates	30,655	2,971
Interest payable	—	16,788
Current portion of long-term debt	1,960	1,059,662

Total current liabilities	47,682	1,114,205
Liabilities subject to compromise	1,029,422	—
Deferred income taxes	921	—
Long term debt	—	—
Commitments and contingent liabilities	—	—
Shareholder’s deficiency:
Ordinary shares: 150,000,060 authorized; 59,138,851 issued and outstanding	1,478	1,478
Additional paid-in-capital	317,506	317,366
Accumulated earnings (deficit)	(805,602)	(798,590)

Total shareholder’s deficiency	(486,618)	(479,746)

Total liabilities and shareholder’s deficiency	£591,407	£634,459

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(in £000s)
Revenue	£176,617	£178,551	£150,359
Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(87,232)	(92,774)	(65,191)
Selling, general and administrative	(57,913)	(77,765)	(63,959)
Other charges	(5,750)	(7,816)	(6,933)
Depreciation	(60,856)	(56,024)	(56,551)
Amortization	—	(4,877)	(4,875)

	(211,751)	(239,256)	(197,509)

Operating loss	(35,134)	(60,705)	(47,150)
Other income (expense)
Interest income and other, net	1,024	570	3,938
Interest expense (contractual interest £121,353 in 2002) and amortization of debt discount and expenses	(59,549)	(121,556)	(110,398)
Interest payable to affiliates (contractual interest £2,773 in 2002)	(524)	—	—
Foreign exchange gains (losses), net	91,326	(25,382)	(58,408)

Loss before recapitalization items and income taxes	(2,857)	(207,073)	(212,018)
Recapitalization items	(3,234)	—	—

Loss before income taxes	(6,091)	(207,073)	(212,018)
Income tax expense	(921)	—	—

Net loss	£(7,012)	£(207,073)	£(212,018)

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In £000s)
Operating activities
Net loss	£(7,012)	£(207,073)	£(212,018)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	60,856	60,901	61,426
Foreign exchange losses (gains), net	(91,326)	24,309	60,712
(Gain) loss on sale of assets	(31)	5,683	8
Provision of losses on accounts receivable	1,357	3,932	2,730
Amortization of deferred financing costs	2,801	2,749	2,631
Accretion of notes payable discount	3,748	28,664	60,657
Deferred income taxes	921	—	—
Change in operating assets and liabilities:
Trade receivables	2,740	(7,074)	(5,648)
Due from/to affiliates	27,684	(6,212)	11,570
Other current assets	(286)	2,487	955
Accounts payable	(4,852)	(601)	(4,308)
Accounts payable deposit	—	(20,280)	(30,278)
Interest payable	30,382	318	2,412
Other current liabilities	(15,245)	(1,912)	7,803

Net cash (used in) provided by operating activities	11,737	(114,109)	(41,348)

Investing activities
Purchase of property and equipment	(16,783)	(66,342)	(76,497)
Proceeds from disposition of property and equipment	31	89	42

Net cash used in investing activities	(16,752)	(66,253)	(76,455)

Financing activities
Principal payments	(280)	—	(82)
Capital lease payments	(476)	(1,538)	(2,928)
Issue of 30% loan note	13,264	—	—
Contributions from NTL Communications Corp.	140	178,269	4,631

Net cash provided by financing activities	12,648	176,731	1,621

Increase (decrease) in cash and cash equivalents	7,633	(3,631)	(116,182)
Cash and cash equivalents at beginning of year	4,535	8,166	124,348

Cash and cash equivalents at end of year	£12,168	£4,535	£8,166

Supplemental cash flow information:
Interest paid in cash	£23,598	£90,100	£44,900

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S DEFICIENCY

			In £000s except share data
			Additional			Total
			paid in	Comprehensive		shareholder’s
	Ordinary shares	Par	capital	(loss)	Accumulated deficit	deficiency

Balance as at January 1, 2000	59,138,851	£1,478	£134,466		£(379,499)	£(243,555)
Contributions from NTL Incorporated			4,631			4,631
Net loss				£(212,018)	(212,018)	(212,018)

Balance as at December 31, 2000	59,138,851	1,478	139,097		(591,517)	(450,942)
Contributions from NTL Incorporated			178,269			178,269
Net loss				£(207,073)	(207,073)	(207,073)

Balance as at December 31, 2001	59,138,851	1,478	317,366		(798,590)	(479,746)
Contributions from NTL Incorporated			140			140
Net loss				£(7,012)	(7,012)	(7,012)

Balance as at December 31, 2002	59,138,851	£1,478	£317,506		£(805,602)	£(486,618)

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

     Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a limited company incorporated under the laws of England and Wales. The Company is a holding company that holds all of the shares of various companies which operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). When used herein, the “Group” refers to the Company and its subsidiaries.

     The accompanying financial statements do not reflect any adjustments in connection with the Company’s emergence from Chapter 11 reorganization.

Completed Restructuring

     On May 8, 2002, the Company and Diamond Holdings (together the “Debtors”) filed a prearranged joint reorganization plan (the “Plan”) under Chapter 11 of Title 11 of the US Bankruptcy Code. The Debtors filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Communications Cable Funding Corp. Also, on May 8, 2002, the Debtors filed proceedings for Administration in England. The Company’s operating subsidiaries were not included on the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and the Company’s parent company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of the Company’s former parent company (NTL Europe, Inc.) and certain of its subsidiaries, including the Company’s parent company, were cancelled, and the Company’s parent company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of the Company’s former parent company and its subsidiaries, including the Company. The precise mix of new securities received by holders of each particular type of security of the Company’s former parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holding Limited and NTL (Triangle) LLC were not canceled and remain outstanding.

Historical Structure of the Company

     In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company’s ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated (formerly NTL Communications Corp). The Company is an indirect wholly-owned subsidiary of NTL Incorporated ("NTL").

2. Reorganization and Emergence from Chapter 11

Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability NTL Incorporated and its subsidiaries to

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Incorporated and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under NTL’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

     Promptly upon obtaining the requisite waivers from the lenders under its credit facilities in March 2002, NTL Incorporated and certain of its subsidiaries commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

     NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. NTL Incorporated also failed to declare or pay dividends on certain series of its outstanding preferred stock due to a lack of available surplus under Delaware law.

     On April 16, 2002, NTL Incorporated announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s parent company and certain of the other subsidiaries of NTL Incorporated filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the Company’s parent company with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.)

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by NTL Incorporated and certain of its subsidiaries on May 8, 2002, there was an event of default under all of NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, NTL Incorporated negotiated with a group of lenders to lender into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time the Company and Diamond Holdings emerged from Chapter 11 reorganization. In connection with the Company’s emergence from Chapter 11 reorganization, the Company’s parent company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s parent company’s Exit Notes also purchased 500,000 shares of the Company’s parent company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company’s parent company and its lending banks amended its existing credit facilities.

     The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements.

     As of December 31, 2002, the Group had approximately £12.2 million in cash and cash equivalents on hand. The Group will require additional cash in the twelve months from January 1, 2003 to December 31, 2003. The Group estimates that its capital expenditures and debt service requirements, net of cash from operations, will aggregate up to approximately £17.0 million from January 1, 2003 to December 31, 2003. Management of the Company believes that cash and cash equivalents on hand at December 31, 2002, and cash from NTL Incorporated will be sufficient for its and its subsidiaries’ cash requirements during the twelve months from January 1, 2003 to December 31, 2003.

Recapitalization Expense

     Recapitalization items, net of £3,234,000 in the year ended December 31, 2002 consist of net charges made during the period with respect to matters involving the bankruptcy.

     Recapitalization items, net consist of the following:

	Years Ended December 31,

	2002	2001	2000

	(In £000s)
Payroll and related	£(1,865)	£—	£—
Professional fees	(1,749)	—	—
Interest earned on accumulated cash from Chapter 11 proceeding	380	—	—

	£(3,234)	£—	£—

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pro forma Consolidated Balance Sheet

     The following pro forma consolidated balance sheet as of December 31, 2002 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting as if both had occurred on December 31, 2002. The Company adopted fresh-start reporting in January 2003 in accordance with AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). The Company adopted fresh-start reporting because the holders of NTL Incorporated’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of NTL Incorporated’s voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims.

     The adjustments titled “Emergence from Chapter 11” reflect the consummation of the Plan, including the cancellation of the Company’s outstanding debt and the issuance of ordinary shares to the Company’s parent company. The adjustments titled “Fresh-Start” reflect the adoption of fresh-start reporting. The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinte-lived intangible asset.

     The emergence from Chapter 11 and the adoption of fresh-start reporting in January 2003 resulted in the following items of income (expense) in thousands:

Fresh-start adoption – intangible assets	£78,860
Fresh-start adoption – long term debt	723,533
Fresh-start adoption – fixed assets	(113,965)

TOTAL	£688,428

		Emergence
		from Chapter
	Historical	11	Fresh start		Pro forma
	(In £000s)
Assets
Current assets
Cash and cash equivalents	£12,168				£12,168
Trade receivables, net	15,952				15,952
Other	498				498

Total current assets	28,618	—	—		28,618

Fixed assets
Property and equipment, net	486,142		£(113,965	) (g)	372,177
Other assets
Deferred financing costs, net	9,684				9,684
Goodwill	66,647		(66,647	) (d)	—
Franchise costs	316		(316	) (e)	—
Customer lists			66,561	(f)	66,561
Reorganization value in excess of fair market value			79,262		79,262

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total assets	£591,407	£—			£(35,105)			£556,302

Liabilities and shareholder’s equity (deficit)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	£10,542							£10,542
Deferred revenue	4,525							4,525
Due to affiliates	30,655							30,655
Interest payable		£18,487	(a	)				18,487
Current portion of long-term debt	1,960				£(1,708)			252

Total current liabilities	47,682	18,487			£(1,708)			64,461

Long-term debt, net of discount		203,282	(a	)	(45,733)	(b	)	157,549
Long-term debt due to affiliates		853,123	(b	)	(676,092)	(c	)	177,031
Deferred income taxes	921	—			—			921

Total liabilities not subject to compromise	48,603	1,074,892			(723,533)			399,962

Liabilities subject to compromise
Long-term debt	971,567	(971,567)	(a	)(b)				—
Notes payable to affiliates	12,117	(12,117)	(c	)				—
Accrued interest	45,738	(45,738)	(a	)(b)				—

Total liabilities subject to compromise	1,029,422	(1,029,422)			—			—

Ordinary shares	1,478							1,478
Additional paid-in capital	317,506	14,380	(c	)	(177,024)			154,862
Accumulated earnings (deficit)	(805,602)	(59,850)	(b	) (c)	865,452	(a	)	—

Total shareholder’s equity (deficit)	(486,618)	(45,470)			688,428			156,340

Total liabilities and shareholder’s equity (deficit)	£591,407	£—			£(35,105)			£556,302

The explanation of the reorganization items and fresh start adjustments are as follows:

Reorganization items

(a)	Reflects the reinstatement of the Diamond Holdings Senior Notes and accrued interest

(b)	Reflects the acquisition of the Diamond Cable Communications Senior Discount Notes by NTL Incorporated and accrued interest

(c)	Reflects the cancellation of the 30% Loan Notes issued to NTL Incorporated and accrued interest by the issue of one ordinary share of Diamond Cable Communications

Fresh start adjustments

(a)	Reflects the elimination of the accumulated deficit

(b)	Reflects the valuation of the Diamond Holdings Senior Notes and the reclassification of mortgages to long-term

(c)	Reflects the write down to fair value of the Company’s Senior Discount Notes

(d)	Reflects the valuation of goodwill

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)	Reflects the write off of the franchise costs

(f)	Reflects the valuation of the Company’s customer lists

(g)	Adjustment to write down the group’s fixed assets to fair value.

3. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

     The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, including AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). The Company had determined that there was insufficient collateral to cover the interest portion of scheduled payments on certain of its pre-petition debt obligations. The Company had therefore discontinued accruing interest on these obligations. For the year ended December 31, 2002, contractual interest was £124.1 million, which was £64.1 million in excess of reported interest expense.

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

Cash Equivalents

     Cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash. There were no cash equivalents at December 31, 2002 and 2001.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Franchise Costs

     Goodwill is the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. Until December 31, 2001, goodwill was amortized on a straight-line basis over the periods benefited of 20 years. Costs relating to unsuccessful franchise applications were charged to expense as incurred. Until December 31, 2001, the costs relating to successful franchise applications were amortized over the franchise term of generally 23 years. Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Upon the adoption of SFAS No. 142, goodwill and franchise costs are no longer amortized. Instead, these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement.

Impairment of Long-Lived Assets

     Long-lived assets, including property and equipment and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.

Revenue Recognition

     Revenues are recognized at the time the service is rendered to the customer or the performance of the service has been completed. Charges for services that are billed in advance are deferred and recognized when earned. Rental revenues are recognized when earned on a monthly basis. Installation and other service revenues are recognized when the performance or the service has been completed. Revenue excludes UK value added tax.

Cable System Costs, Expenses and Revenues

     The Group accounts for costs, expenses and revenues applicable to the construction and operation of its cable television, telephone and telecommunications systems in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.”

Advertising Costs

     The Group charges the cost of advertising to expense as incurred. Advertising costs were £2,453,000, £21,000 and £703,000 in 2002, 2001 and 2000, respectively.

Stock-Based Compensation

     The Company follows the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans.

     Had compensation for stock options granted by the Company’s former ultimate parent company been determined consistent with the provisions of SFAS No. 123, the effect on the Company’s net loss would have been changed to the following pro forma amounts (see Note 11):

	For the Year Ended December 31,
	2002	2001	2000
	(in £000’s)
Non-cash compensation expense, as reported	£—	£—	£—

Non-cash compensation expense, pro forma	£10,390	£11,149	£10,194

Net loss, as reported	£(7,012)	£(207,073)	£(212,018)

Net loss, pro forma	£(17,402)	£(218,222)	£(222,212)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Reporting

     The Group has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Group’s operations are a single segment.

Reclassifications

     Certain prior year amounts have been reclassified to conform with current year classifications.

4. Recent Accounting Pronouncements

     On December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting.”

     On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company on January 1, 2003. The adoption of SFAS No. 145 will require any gain or loss recognized on the extinguishment of debt to be classified as income or loss from continuing operations. Prior to SFAS No. 145, gain or loss from the extinguishment of debt was classified as an extraordinary item.

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

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this new standard is not expected to have a significant effect on the results of operations, financial condition or cash flows of the Company.

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. SFAS No. 142 ends the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flow approach previously required by SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company adopted SFAS No. 141 and SFAS No. 142 on January 1, 2002. The adoption of this new standard did not result in an impairment charge on adoption.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Other Charges

     In 2002, NTL began implementing a further phase of its restructuring plan. Restructuring charges allocated to the Company in 2002, 2001 and 2000 were £5.8 million, £7.8 million and £6.9 million respectively and are reported in the income statement as other charges. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. The components of the charges included costs incurred for employee severance, property exit costs and business rationalization consulting costs.

6. Property and Equipment

     Property and equipment consists of (in £000’s):

	Estimated	December,31	December, 31
	Useful Life	2002	2001

Set-top boxes and materials	3 Years	£165,085	£161,527
Head-ends, switches and electronics	15 Years	282,547	275,921
Civil work	40 Years	324,146	311,849

Total Operating Equipment		771,778	749,297

Land and Buildings	50 Years	6,031	5,872
Leasehold Buildings	25 Years	2,551	2,440
Computer Equipment	3 or 5 Years	12,354	12,354
Vehicles, furniture and other	3 to 15 Years	3,639	3,720

Total Other Equipment		24,575	24,386

Construction in progress		4,742	10,738

		801,095	784,421
Accumulated depreciation		(314,953)	(254,206)

		£486,142	£530,215

7. Intangible Assets

     Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company determined that franchise costs would no longer be subject to amortization since they are deemed to have an indefinite useful life.

     The Company also performed an evaluation for impairment of its goodwill and franchise costs as of January 1, 2002 and determined that no impairment charge was required.

     Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002, as adjusted for the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting, is as follows: £12.6 million in 2003, £12.6 million in 2004, £12.6 million in 2005, £12.6 million in 2006 and £12.6 million in 2007.

     The following table shows the Group’s net loss as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2000 (in £000’s).

	Year Ended December 31,

	2002	2001	2000

Net loss – as reported	£(7,012)	£(207,073)	£(212,018)
Amortization of:
Goodwill	—	4,850	4,850
Franchise costs	—	27	25

	—	4,877	4,875

Net loss – as adjusted	£(7,012)	£(202,196)	£(207,143)

8. Liabilities Subject to Compromise

     Liabilities subject to compromise consist of the following (in £’000s):

December 31, 2002

Diamond Cable:
13 1/4% Senior Discount Notes	£177,136
11 3/4% Senior Discount Notes	329,887
10 3/4% Senior Discount Notes	261,262
Diamond Holdings:
10% Senior Sterling Notes	135,000
9 1/8% Senior Notes	68,282
Other:
30% Loan Note	12,117
Accrued Interest	45,738

£1,029,422

     Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Incorporated. On February 4, 2003, NTL Incorporated released the Company from its obligations under these notes. In addition, upon emergence from Chapter 11 reorganization and in accordance with the Plan, the 30% Loan Note was canceled. The Diamond Holdings Notes remain outstanding.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9. Long-term Debt

     Long-term debt exclusive of amounts subject to compromise consists of (in £000’s):

	December,31	December, 31
	2002	2001

13 1/4% Senior Discount Notes(a)	£—	£196,040
11 3/4% Senior Discount Notes(b)	—	365,092
10 3/4% Senior Discount Notes(c)	—	285,446
10% Senior Sterling Notes(d)	—	135,000
9 1/8% Senior Notes (d)	—	75,569
Mortgage loan	1,960	2,098
Capital lease	—	417

	1,960	1,059,662
Less current portion	1,960	1,059,662

	£—	£—

Outstanding Public Notes

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Incorporated. On February 4, 2003, NTL Incorporated released the Company from its obligations under these notes. The Diamond Holdings Notes remain outstanding.

(a)	On September 28, 1994 the Company issued $285.1 million of 13 1/4% Senior Discount Notes due September 30, 2004 (the “1994 Notes”) at an issue price of $526.13 per $1,000 principal. Total proceeds received by the Company after issuance costs amounted to £91.0 million. Interest on the 1994 Notes is payable semiannually from March 31, 2000 at a rate of 13 1/4% per annum. The 1994 Notes may be redeemed at the option of the Company, in whole or in part, at any time after September 30, 1999, at specified redemption prices. The 1994 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued and unpaid interest, if any, to the date of redemption in the event of certain tax law changes requiring the Company to pay additional amounts.

(b)	On December 15, 1995, the Company issued $531.0 million of 11 3/4% Senior Discount Notes due December 15, 2005 (the “1995 Notes”) at an issue price of $565.02 per $1,000 principal. Total proceeds received by the Company amounted to £187.0 million after issuance costs of £8.0 million. Interest on the 1995 Notes is payable semiannually, from June 15, 2001, at a rate of 11 3/4% per annum. The 1995 Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after December 15, 2000 at specified redemption prices. The 1995 Notes may be redeemed at the option of the Company in whole, but not in part, at 100% of the principal amount at maturity, plus accrued interest to the date of redemption, in the event of certain tax law changes requiring the payment of additional amounts.

(c)	On February 21, 1997 the Company issued $420.5 million of 10 3/4% Senior Discount Notes due February 15, 2007 (the “1997 Notes”) at an issue price of $594.48 per $1,000 principal. Total proceeds received by the Company amounted to £149.0 million after issuance costs of £5.0 million. Interest will not accrue on the 1997 Notes prior to February 15, 2002. Interest on the 1997 Notes is payable semiannually, commencing August 15, 2002, at a rate of 10 3/4% per annum. The 1997 Notes are redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2002 at scheduled redemption rates.

(d)	On February 6, 1998 Diamond Holdings issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”) at par. The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and any other amounts due. Net proceeds received by Diamond Holdings amounted to £195.0 million after issuance costs of £7.0 million. Interest on the 1998 Notes is payable semiannually in arrears from August 1, 1998. The 1998 Notes are redeemable, in whole or in part, at the option of Diamond Holdings at any time on or after February 1, 2003 at scheduled redemption rates.

             The 1994 Notes, 1995 Notes and the 1997 Notes (collectively, “the Discount Notes”) are unsecured indebtedness of the Company and rank junior to any indebtedness of its subsidiaries to the extent of the assets of such subsidiaries and to any secured indebtedness of the Company to the extent of the assets securing such indebtedness.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     The Discount Notes are stated net of unamortized discount of approximately £nil and £3.7 million at December 31, 2002 and 2001, respectively. The discount is being accreted through the consolidated statement of operations such that the Company recognizes a fixed rate of interest. Total accretion was £3.7 million, £28.7 million, and £60.7 million in 2002, 2001 and 2000, respectively.

     The Discount Notes and 1998 Notes contain certain covenants generally restricting the raising of certain types of additional financing, payment of dividends, creation of liens, sale and leaseback transactions, sale of certain assets and engaging in certain transactions with affiliates.

     On April 1, 2002, the Company issued a 30% Loan Note to NTL Incorporated for $18.9 million (£13.3 million). On January 10, 2003, pursuant to the terms of the Plan, this loan note and accrued interest was cancelled in exchange for one ordinary share of the Company.

Mortgage Loan

     The Group entered into a mortgage loan agreement of £2.5 million to fund the construction of the Company’s headquarters in Nottingham. The mortgage is repayable over a period of 20 years commencing July 31, 1995, the date of drawdown, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

     A summary of property held under mortgage is as follows (in £000’s):

	December 31,	December 31,
	2002	2001

Property	£5,581	£5,581
Accumulated depreciation	(599)	(500)

	£4,982	£5,081

     Long-term debt payments are due as follows (in £000’s). The table reflects the Company’s contractual obligations as of December 31, 2002 as adjusted for the emergence from Chapter 11 reorganization and the release of the Diamond Cable Notes.

     Year ending December 31:

£

2003	£252
2004	252
2005	252
2006	252
2007	252
Thereafter	203,982

£205,242

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Related Party Transactions

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

     The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £94.5 million, £80.7 million and £35.7 million in 2002, 2001 and 2000, respectively. For 2002, £36.6 million was included in operating costs and £57.9 million was included in selling, general and administrative expense. For 2001, £29.8 million was included in operating costs and £50.9 million was included in selling, general and administrative expense. For 2000, £8.3 million was included in operating costs and £27.4 million was included in selling general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. The Company has obtained an opinion from an independent advisor that these transactions are fair to us from a financial point of view.

     As of December 31, 2002, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent attributable expenses incurred by the Group.

     Other expenses of £5.8 million in 2002 and £7.8 million in 2001 were allocated to the Group by a subsidiary of NTL. The 2002 expense includes employee severance and related costs. The 2001 expense includes £5.9 million in costs related to information technology integration, as well as costs incurred for business rationalization consulting. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. In addition, recapitalization expenses of £3,614,000 in 2002 included in recapitalization items, net of £3,234,000 were allocated to the Group by a subsidiary of NTL.

11. Stock Options

     The Company has not granted any stock options nor have there been any stock options of the Company outstanding since it was acquired by NTL in March 1999. The Company’s employees participated in the various stock option plans of its former ultimate parent company. All options to purchase shares of the Company’s former ultimate parent company’s common stock were cancelled on the Effective Date pursuant to the Plan. There were none, 13.7 million and 34.8 million options granted under these plans for the years ended December 31, 2002, 2001 and 2000, respectively.

     Pro forma information regarding net loss has been determined as if the Company had accounted for employee stock options granted by NTL for shares of NTL common stock under the fair value method of SFAS 123. The pro forma expense is allocated to the Company on the same basis as other payroll and related expenses. The fair value for these options was estimated by NTL at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 4.47%, 4.47% and 5.30%, respectively, dividend yield of 0%, volatility factor of the expected market price of the common stock of the Company’s former ultimate parent Company of .702, .702 and .385, respectively, and a weighted-average expected life of the options of 10 years in 2002, 2001 and 2000.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The effects of applying SFAS No. 123 on pro forma disclosures of net loss for the years ended December 31, 2002, 2001 and 2000 are not likely to be representative of the pro forma effects on net loss in future years. Following is the Company’s pro forma information:

	Year Ended December 31,

	2002	2001	2000

	(In £000s)
Net (loss)	£(7,012)	£(207,073)	£(212,018)
Pro forma net (loss)	£(17,402)	£(218,222)	£(222,212)

12. Income Taxes

     The provision for income taxes consists of the following (in £000’s):

	Year Ended December 31,

	2002	2001	2000

Current UK income taxes	£—	£—	£—
Deferred UK income taxes	921	—	—

Total tax provision	£921	£—	£—

     The 2002 tax provision relates to tax reserves.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred income taxes are as follows (in £000’s):

	December 31, 2002	December 31, 2001

Deferred tax assets:
Net operating loss carryforwards	£170,442	£144,268
Property and equipment	94,112	61,558
Other	884	2,893

Total deferred tax assets	265,438	208,719
Valuation allowance	(265,438)	(208,719)

Net deferred tax assets	—	—
Deferred tax liabilities:
Other	921	—

Total deferred tax liabilities	921	—

Net deferred tax liability	£921	£—

     At December 31, 2002 the Group had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

     At December 31, 2002, the Group has tax net operating losses carried forward of approximately £628 million and capital losses carried forward of approximately £1 million. The operating losses have an unlimited carry forward period under UK tax law (subject to restrictions on a loss carried forward where there is a change in Group ownership and a major change in the nature or conduct of the business) but are limited in their use to the type of business which generated the loss. Capital losses carried forward may only be offset against future capital gains.

The reconciliation of income taxes computed at the UK statutory rates to income tax expense is as follows:

	Year Ended December 31,

	2002	2001	2000

Expected (benefit) at statutory UK rate (30%)	£(1,827)	£(62,122)	£(63,605)
Non-deductible expense	513	2,351	1,120
UK losses with no tax benefit	1,314	59,771	62,485
Other	921	—	—

Total tax provision	£921	£—	£—

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Fair Value of Financial Instruments

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

     Notes payable: The estimated fair value of the Company’s and Diamond Holdings’ publicly traded debt is based on quoted market prices.

     The carrying amount and fair value of the Company’s and Diamond Holdings’ notes payable and the 30% Loan Note are as follows (in £000’s):

	December 31, 2002		December 31, 2001

	Carrying Value	Fair Value	Carrying Value	Fair Value

1994 Notes	£177,136	£21,256	£196,040	£52,931
1995 Notes	329,887	39,586	365,092	91,273
1997 Notes	261,262	31,351	285,446	69,394
1998 Notes	203,282	155,841	210,569	147,715
30% Loan Note	11,735	11,735	—	—

	£983,302	£259,769	£1,057,147	£361,313

     As of January 10, 2003, the 1994, 1995 and 1997 Notes are held by NTL Incorporated and are no longer publicly traded. On February 4, 2003, the Company was released from any further obligations to pay interest and/or principal on the 1994, 1995 and 1997 Notes. On April 1, 2002, the Company issued a 30% Loan Note to NTL Incorporated for $18.9 million (£11.7 million). On January 10, 2003, pursuant to the terms of the Plan this loan note and accrued interest was cancelled in exchange for one ordinary share of the Company.

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

14.  Commitments and Contingencies

     As of December 31, 2002, the Group had no commercial commitments.

     The Group is involved in legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or liquidity of the Group.

15.  Subsequent events

     On January 10, 2003, the Company and Diamond Holdings emerged from bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     On February 4, 2003, the Company was released from any further obligation to pay interest and/or principal on the Senior Discount Notes.

16.  Condensed Financial Information of Registrant

     The following condensed financial statements of the Company are provided in compliance with the requirements of Rule 5-04 and 12-04 of Regulation S-X. They represent the financial statements of the Guarantor of the offering of 1998 Notes by Diamond Holdings in February 1998.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS OF THE REGISTRANT

	Year Ended December 31,

	2002	2001	2000

		(in £000’s)
Costs and expenses
Selling, general and administrative and other	£—	£11	£21

Operating loss	—	(11)	(21)
Other income (expense)
Interest income	113,640	109,398	96,917
Interest expense and amortization of debt discount and expenses (contractual interest £100,858 in 2002)	(38,156)	(100,267)	(89,270)
Interest due to affiliates (contractual interest £2,773 in 2002)	(524)	—	—
Foreign exchange gains (losses), net	(8,081)	(559)	(2,365)
Equity in net loss of affiliates	(71,353)	(215,634)	(217,279)

Loss before recapitalization items and income taxes	(4,474)	(207,073)	(212,018)
Recapitalization items	(1,617)	—	—

Loss before income taxes	(6,091)	(207,073)	(212,018)
Income tax expense	(921)	—	—

Net loss	£(7,012)	£(207,073)	£(212,018)

See notes to condensed financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS OF THE REGISTRANT

	December 31,	December 31,
	2002	2001

	(In £000’s)
ASSETS
Current assets
Cash and cash equivalents	£70	£250
Other	168	—

Total current assets	238	250
Investments in and advances to subsidiaries	315,549	366,586
Deferred financing costs less accumulated
amortization of £12,067 (2002) and £9,959 (2001)	6,169	8,278

Total assets	£321,956	£375,114

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIENCY)
Liabilities not subject to compromise
Current liabilities
Other	£—	£854,860

Total current liabilities	—	854,860
Deferred income taxes	921	—
Liabilities subject to compromise	807,653	—
Shareholder’s deficiency:
Ordinary shares: 15,000,060 authorized;
59,138,951 issued and outstanding	1,478	1,478
Additional paid-in-capital	317,506	317,366
Accumulated deficit	(805,602)	(798,590)

	(486,618)	(479,746)

Total liabilities and shareholder’s deficiency	£321,956	£375,114

See notes to condensed financial statements

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS OF THE REGISTRANT

	Year Ended December 31,

	2002	2001	2000

		(In £000’s)
Net cash (used in) operating activities	£(13,799)	£(20,011)	£(45,911)

Investing Activities:
Investment in subsidiaries	(70)	(143,176)	(4,631)
(Advances to) repayments from subsidiaries, net	285	(15,144)	(75,616)

Net cash (used in) provided by investing activities	215	(158,320)	(80,247)

Financing Activities:
Issue of 30% loan note	13,264	—	—
Contributions from NTL Incorporated	140	178,269	4,631

Net cash provided by financing activities	13,404	178,269	4,631

(Decrease) in cash and cash equivalents	(180)	(62)	(121,527)
Cash and cash equivalents at beginning of year	250	312	121,839

Cash and cash equivalents at end of year	£70	£250	£312

See notes to condensed financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The interest income on these loans was £113.6 million, £109.4 million and £95.9 million in 2002, 2001 and 2000, respectively.

C. Others

The Company’s subsidiaries made cash payments to the registrant of £0.2 million in 2002.

17.   Condensed Consolidating Financial Statements of Entities in Reorganization and Entities Not in Reorganization including Summarized Financial Information about Diamond Holdings Limited

          The following condensed consolidating financial statements of the Company as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 have been provided pursuant to AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. Diamond Cable Communications Limited and Diamond Holdings Limited are included in Entities in Reorganization. All other wholly owned direct and indirect subsidiaries of the Company are included in Entities Not in Reorganization.

          On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Company’s Notes and £5.0 million annually. The following condensed consolidating financial information of the Company as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 is being provided pursuant to Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 (CONTINUED)

	Year ended December 31, 2002
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Statement of operations	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Revenue	£—	£—	£—	£—	£176,617	£—	£176,617
Costs and expenses
Operating	—	—	—	—	(87,232)	—	(87,232)
Selling, general and administration	—	—	—	—	(57,913)	—	(57,913)
Other charges	—	—	—	—	(5,750)	—	(5,750)
Depreciation and amortization	—	—	—	—	(60,856)	—	(60,856)

	—	—	—	—	(211,751)	—	(211,751)

Operating (loss)	—	—	—	—	(35,134)	—	(35,134)
Other income (expense)
Interest income and other, net	113,640	18,730	—	132,370	1,024	(132,370)	1,024
Interest expense and amortisation of debt discount and expenses	(38,156)	(21,254)	—	(59,410)	(139)	—	(59,549)
Interest payable to affiliates	(524)	—	—	(524)	(132,370)	132,370	(524)
Foreign exchange losses	(8,081)	283	—	(7,798)	99,124	—	91,326
Equity in net loss of subsidiary	(71,353)	(67,495)	71,353	(67,495)	—	67,495	—

Loss before recapitalization items	(4,474)	(69,736)	71,353	(2,857)	(67,495)		(2,857)
Recapitalization items	(1,617)	(1,617)	—	(3,234)	—	—	(3,234)

Loss before income taxes	(6,091)	(71,353)	71,353	(6,091)	(67,495)	67,495	(6,091)
Income tax expense	(921)	—	—	(921)	—	—	(921)

Net income (loss)	£(7,012)	£(71,353)	£71,353	£(7,012)	£(67,495)	£67,495	£(7,012)

	Year ended December 31, 2001
	Diamond	Diamond		Entities in	Entities not in	Adjustments	Consolidated
Statement of operations	Cable	Holdings	Adjustments	Reorganization	Reorganization		Diamond Cable

Revenue	£—	£—	£—	£—	£178,551	£—	£178,551
Costs and expenses
Operating	—	—	—	—	(92,774)	—	(92,774)
Selling, general and administration	(11)	(5)	—	(16)	(77,749)	—	(77,765)
Other charges	—	—	—	—	(7,816)	—	(7,816)
Depreciation and amortization	—	—	—	—	(60,901)	—	(60,901)

	(11)	(5)	—	(16)	(239,240)	—	(239,256)

Operating (loss)	(11)	(5)	—	(16)	(60,689)	—	(60,705)
Other income (expense)
Interest income and other, net	109,398	18,506	—	127,904	570	(127,904)	570
Interest expense and amortisation of debt discount and expenses	(100,267)	(21,205)	—	(121,472)	(127,988)	127,904	(121,556)
Foreign exchange losses	(559)	—	—	(559)	(24,823)	—	(25,382)
Equity in net loss of subsidiary	(215,634)	(212,930)	215,634	(212,930)	—	212,930	—

Net (loss) income	£(207,073)	£(215,634)	£215,634	£(207,073)	£(212,930)	£212,930	£(207,073)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 (CONTINUED)

	Year ended December 31, 2001
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Statement of operations	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Revenue	£—	£—	£—	£—	£150,359	£—	£150,359
Costs and expenses
Operating	—	—	—	—	(65,191)	—	(65,191)
Selling, general and administration	(21)	(6)	—	(27)	(63,932)	—	(63,959)
Other charges	—	—	—	—	(6,933)	—	(6,933)
Depreciation and amortization	—	—	—	—	(61,426)	—	(61,426)

	(21)	(6)	—	(27)	(197,482)	—	(197,509)

Operating (loss)	(21)	(6)	—	(27)	(47,123)	—	(47,150)
Other income (expense)
Interest income and other, net	96,917	18,498	—	115,415	2,910	(114,387)	3,938
Interest expense and amortisation of debt discount and expenses	(89,270)	(21,266)	—	(110,536)	(114,249)	114,387	(110,398)
Foreign exchange losses	(2,365)	—	—	(2,365)	(56,043)	—	(58,408)
Equity in net loss of subsidiary	(217,279)	(214,505)	217,279	(214,505)	—	214,505	—

Net (loss) income	£(212,018)	£(217,279)	£217,279	£(212,018)	£(214,505)	£214,505	£(212,018)

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 (CONTINUED)

	As at December 31, 2002
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Balance sheets	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Current assets	£238	£239	£—	£477	£28,141	£—	£28,618
Investments in and advances to subsidiaries	315,549	(468,266)	686,281	533,564	—	(533,564)	—
Fixed and non-current assets	6,169	3,515	—	9,684	553,105	—	562,789

Total assets	321,956	(464,512)	686,281	543,725	581,246	(533,564)	591,407

Current liabilities	—	—	—	—	47,682	—	47,682
Liabilities subject to compromise	807,653	221,769	—	1,029,422	—	—	1,029,422
Due to affiliates	—	—	—	—	1,206,489	(1,206,489)	—
Deferred income taxes	921	—	—	921	—	—	921
Shareholders’ deficiency	(486,618)	(686,281)	686,281	(486,618)	(672,925)	672,925	(486,618)

Total liabilities and shareholders’ deficiency	£321,956	£(464,512)	£686,281	£543,725	£581,246	£(533,564)	£591,407

	As at December 31, 2001
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Balance sheets	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Current assets	£250	£—	£—	£250	£24,546	£—	£24,796
Investments in and advances to subsidiaries	366,586	(399,769)	614,638	581,455	—	(581,455)	—
Fixed and non-current assets	8,278	4,207	—	12,485	597,178	—	609,663

Total assets	375,114	(395,562)	614,638	594,190	621,724	(581,455)	634,459

Current liabilities	854,860	219,076	—	1,073,936	40,269	—	1,114,205
Due to affiliates	—	—	—	—	1,186,885	(1,186,885)	—
Shareholders’ deficiency	(479,746)	(614,638)	614,638	(479,746)	(605,430)	605,430	(479,746)

Total liabilities and shareholders’ deficiency	£375,114	£(395,562)	£614,638	£594,190	£621,724	£(581,455)	£634,459

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 (CONTINUED)

	Year ended December 31, 2002
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Statement of cash flows	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£(13,799)	£(10,568)	£—	£(24,367)	£25,251	£10,853	£11,737
Investing activities
Investment in subsidiaries	(70)	—	70	—	—	—	—
(Advances to) repayments from subsidiaries, net	285	10,568	—	10,853	—	(10,853)	—
Purchase of property and equipment	—	—	—	—	(16,783)	—	(16,783)
Proceeds from disposition of property and equipment	—	—	—	—	31	—	31

Net cash (used in) provided by investing activities	215	10,568	70	10,853	(16,752)	(10,853)	(16,752)

Financing activities
Principal payments	—	—	—	—	(280)	—	(280)
Capital lease payments	—	—	—	—	(476)	—	(476)
Loan Notes payable to NTL Incorporated	13,264	—	—	13,264	—	—	13,264
Contributions from NTL Incorporated	140	70	(70)	140	—	—	140

Net cash provided by (used in) financing activities	13,404	70	(70)	13,404	(756)	—	12,648

Increase in cash and cash equivalents	(180)	70	—	(110)	7,743	—	7,633
Cash and cash equivalents at beginning of period	250	—	—	250	4,285	—	4,535

Cash and cash equivalents at end of period	£70	£70	£—	£140	£12,028	£—	£12,168

	Year ended December 31, 2001
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Statement of cash flows	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£(20,011)	£(18,495)	£—	£(38,506)	£(75,436))	£(167)	£(114,109)
Investing activities
Investment in subsidiaries	(143,176)	(139,658)	143,176	(139,658)	—	139,658	—
(Advances to) repayments from subsidiaries, net	(15,144)	14,977	—	(167)	—	167	—
Purchase of property and equipment	—	—	—	—	(66,342)	—	(66,342)
Proceeds from disposition of property and equipment	—	—	—	—	89	—	89

Net cash (used in) provided by investing activities	(158,320)	(124,681)	143,176	(139,825)	(66,253)	139,825	(66,253)

Financing activities
Principal payments	—	—	—	—	—	—	—
Capital lease payments	—	—	—	—	(1,538)	—	(1,538)
Contributions from NTL Incorporated	178,269	143,176	(143,176)	178,269	139,658	(139,658)	178,269

Net cash provided by (used in) financing activities	178,269	143,176	(143,176)	178,269	138,120	(139,658)	176,731

Increase in cash and cash equivalents	(62)	—	—	(62)	(3,569)	—	(3,631)
Cash and cash equivalents at beginning of period	312	—	—	312	7,854	—	8,166

Cash and cash equivalents at end of period	£250	£—	£—	£250	£4,285	£—	£4,535

DIAMOND CABLE COMMUNICATIONS LIMITED
(DEBTOR IN POSSESSION)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 (CONTINUED)

	Year ended December 31, 2000
	Diamond	Diamond		Entities in	Entities not in		Consolidated
Statement of cash flows	Cable	Holdings	Adjustments	Reorganization	Reorganization	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£(45,911)	£(12,235)	£—	£(58,146)	£80,179	£(63,381)	£(41,348)
Investing activities
Investment in subsidiaries	(4,631)	(4,631)	4,631	(4,631)	—	4,631	—
(Advances to) repayments from subsidiaries, net	(75,616)	12,235	—	(63,381)	—	63,381	—
Purchase of property and equipment	—	—	—	—	(76,497)	—	(76,497)
Proceeds from disposition of property and equipment	—	—	—	—	42	—	42

Net cash (used in) provided by investing activities	(80,247)	7,604	4,631	(68,012)	(76,455)	68,012	(76,455)

Financing activities
Principal payments	—	—	—	—	(82)	—	(82)
Capital lease payments	—	—	—	—	(2,928)	—	(2,928)
Contributions from NTL Incorporated	4,631	4,631	(4,631)	4,631	4,631	(4,631)	4,631

Net cash provided by (used in) financing activities	4,631	4,631	(4,631)	4,631	1,621	(4,631)	1,621

Increase in cash and cash equivalents	(121,527)	—	—	(121,527)	5,345	—	(116,182)
Cash and cash equivalents at beginning of period	121,839	—	—	121,839	2,509	—	124,348

Cash and cash equivalents at end of period	£312	£—	£—	£312	£7,854	£—	£8,166

DIAMOND CABLE COMMUNICATIONS LIMITED

(DEBTOR IN POSSESSION)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Balance at	Additions
	Beginning	Charged to		Balance at
	of the	Costs and	Deductions	End of
	Year	Expenses	Describe(a)	Year

	(In £000’s)
Allowance for Doubtful Accounts
2002	£8,373	£1,357	£(6,885)	£2,847
2001	£6,518	£3,932	£(2,077)	£8,373
2000	£4,100	£2,730	£(312)	£6,518

(a)	Uncollectible accounts written off.