Form 10-Q
period 2003-03-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2003-05-15
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

MARCH 31, 2003

OR

(Mark One)
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED
(Exact name of registrant as specified in its charter)

England and Wales	N/A

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Secretary
NTL Incorporated
110 East 59th Street
Diamond Plaza, Daleside Road	New York, NY 10022
Nottingham NG2 3GG, England	(212) 906-8440

(Address of Registrant’s principal executive offices)	(Name, address and telephone
number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

As of March 31, 2003, there were 59,138,852 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is a wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

			Page
			Number

PART I	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2003 (Unaudited) and December 31, 2002	2

		Condensed Consolidated Statements of Operations for Three Months Ended March 31, 2003 and 2002 and January 1, 2003 (Unaudited)	3

		Condensed Consolidated Statement of Shareholder’s Equity (Deficiency) for the Three Months Ended March 31, 2003 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 and January 1, 2003 (Unaudited)	5

		Notes to the Condensed Consolidated Financial Statements (Unaudited)	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

	Item 4.	Controls and Procedures	29

	Risk Factors		30

PART II	OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K	38

	SIGNATURES		39

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PART I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in £’000s)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£140	£12,168
Trade receivables — less allowance for doubtful accounts of £1,876 (2003) and £2,847 (2002)	17,674	15,952
Other	282	498

Total current assets	18,096	28,618
Property and equipment — net	365,948	486,142
Deferred financing costs — net of accumulated amortization of £349 (2003) and £15,468 (2002)	3,343	9,684
Goodwill	—	66,647
Franchise costs	—	316
Customer list- net of accumulated amortization of £3,140 (2003)	63,421	—
Reorganization value in excess of amounts allocable to identifiable assets	79,262	—

Total assets	£530,070	£591,407

Liabilities and shareholder’s equity (deficiency)
Current liabilities
Accounts payable and accrued expenses	£10,653	£10,542
Deferred revenue	5,410	4,525
Due to affiliates	34,257	30,655
Interest payable	3,309	—
Current portion of long-term debt	252	1,960

Total current liabilities	53,881	47,682
Liabilities subject to compromise	—	1,029,422
Deferred income taxes	921	921
Long-term debt	160,709	—
Commitments and contingent liabilities
Shareholder’s deficiency:
Ordinary shares: 150,000,060 authorized; 59,138,852 (2003) and 59,138,851 (2002) issued and outstanding	1,478	1,478
Additional paid-in-capital	350,288	317,506
Accumulated deficit	(37,207)	(805,602)

Total shareholder’s equity (deficiency)	314,559	(486,618)

Total liabilities and shareholder’s equity (deficiency)	£530,070	£591,407

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in £’000s)

	Three Months Ended March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

Revenue	£45,190	£46,530

Costs and expenses
Operating costs (exclusive of depreciation shown separately below)	(20,714)	(22,733)
Selling, general and administrative	(14,191)	(14,823)
Other charges	(131)	(7)
Depreciation	(11,273)	(15,680)
Amortization	(3,140)	—

	(49,449)	(53,243)

Operating loss	(4,259)	(6,713)
Other income (expense)
Interest income	50	95
Interest expense and amortization of debt discount and expense	(7,503)	(31,297)
Interest expense to affiliate	(29,281)	—
Foreign exchange gains (losses), net	3,786	(20,939)

Net loss	£(37,207)	£(58,854)

January 1, 2003

Predecessor Company

Interest expense to affiliate	£(59,850)
Fresh-start adoption — intangible assets	78,860
Fresh-start adoption — long-term debt	723,533
Fresh-start adoption — fixed assets	(113,965)

Net income	£628,578

     See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIENCY)
(Unaudited)
(in £000’s except number of shares)

	Ordinary Shares		Additional	Comprehensive		Total
			Paid-in-	income	Accumulated	Shareholder's
	Shares	Par	capital	(loss)	Deficit	Equity (Deficiency)

Predecessor Company
Balance at December 31, 2002	59,138,851	£1,478	£317,506		£(805,602)	£(486,618)
Net income	—	—	—	£628,578	628,578	628,578

Exit transactions	1	—	14,380		—	14,380
Fresh start adjustment	—	—	£(177,024)		177,024	—

Reorganized Company
Balance at January 1, 2003	59,138,852	£1,478	154,862		—	156,340
Release of debt obligations	—	—	195,426		—	195,426
Net loss	—	—	—	£(37,207)	(37,207)	(37,207)

Balance at March 31, 2003	59,138,852	£1,478	£350,288		£(37,207)	£314,559

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in £’000s)

	Three Months Ended March 31,

	2003	2002

	Reorganized	Predecessor
	Company	Company

Net cash (used in) provided by operating activities	£(6,901)	£3,923

Investing activities
Purchase of property and equipment	(5,044)	(5,719)

Net cash used in investing activities	(5,044)	(5,719)

Financing activities
Principal payments	(83)	(95)
Capital lease payments	—	(27)

Net cash used in financing activities	(83)	(122)

Decrease in cash and cash equivalents	(12,028)	(1,918)
Cash and cash equivalents at beginning of period	12,168	4,535

Cash and cash equivalents at end of period	£140	£2,617

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£20,196	£10,351

January 1, 2003

Predecessor Company

Net cash (used in) provided by operating activities	£—

Investing activities
Net cash used in investing activities	—

Financing activities
Net cash used in financing activities	—

Decrease in cash and cash equivalents	—
Cash and cash equivalents at beginning of period	12,168

Cash and cash equivalents at end of period	£12,168

Supplemental disclosure of cash flow information
Cash paid during the period for interest		£—

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      Basis of Presentation

Organization and Business

     Diamond Cable Communications Limited (formerly Diamond Cable Communications Plc) (the “Company”) is a limited company incorporated under the laws of England and Wales. The Company is a holding company that holds all of the shares of various companies that operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). The Company holds these shares through an intermediate holding company, Diamond Holdings Limited (formerly Diamond Holdings Plc) (“Diamond Holdings”). The Company is a wholly owned subsidiary of NTL Incorporated. When used herein, the “Group “ refers to the Company with subsidiaries.

Chapter 11 Reorganization

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

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (the “Group”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

     Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of assets and liabilities was adjusted. The carrying value of assets was adjusted to their reorganization value that is equivalent to their estimated fair value. The carrying value of liabilities was adjusted to their present value. Since fresh-start reporting materially changed the carrying values recorded in the Company’s consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

     The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to the Company and its subsidiaries for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying condensed consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

     Certain prior period amounts have been reclassified to conform to the current presentation.

     Historical Structure of the Company

     In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

     On March 8, 1999, the share exchange was completed whereby all of the holders of the Company’s ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated (formerly NTL Communications Corp). The Company is a wholly-owned subsidiary of NTL Incorporated (“NTL”).

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     2.     Reorganization and Emergence from Chapter 11

     Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of NTL Incorporated and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Incorporated and its subsidiaries, including the Company, had no further funds available, or were unable to draw upon funds, under NTL’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

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

     On April 16, 2002, NTL Incorporated announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, the Company, the Company’s parent company and certain of the other subsidiaries of NTL Incorporated filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

wholly-owned subsidiary of the Company’s parent company with up to $500.0 million in new debt financing (NTL Delaware committed to provide up to an additional $130.0 million under the DIP facility.).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by NTL Incorporated and certain of its subsidiaries on May 8, 2002, there was an event of default under all of NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, NTL Incorporated negotiated with a group of lenders to lender into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the Company and its subsidiaries. The Plan became effective on January 10, 2003, at which time the Company and Diamond Holdings emerged from Chapter 11 reorganization. In connection with the Company’s emergence from Chapter 11 reorganization, the Company’s parent company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of the Company’s parent company’s Exit Notes also purchased 500,000 shares of the Company’s parent company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the Company’s parent company and its lending banks amended its existing credit facilities.

     The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. As of March 31, 2003, the Company had approximately £0.1 million in cash and cash equivalents on hand. The Company estimates that the Group’s cash from operations, net of its capital expenditures and debt service requirements will be approximately £8 million to £12 million from April 1, 2003 to March 31, 2004.

Reorganization Value

     The Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. The Company engaged an independent financial advisor to assist in the determination of its reorganization value as defined in SOP 90-7. The Company and its independent financial advisor determined the Company’s reorganization value was £556.3 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the determination of the Company’s reorganization value included the following:

•    Reporting unit 10 year cash flow projections
•    Corporate income tax rates of 30% in the UK
•    Present value discount factor of 15%
•    Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model

The cash flow projections are based on economic, competitive and general business conditions prevailing when the projections were prepared. They are also based on a variety of estimates and assumptions which, though considered reasonable by management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company’s reorganization value.

The Company determined that its reorganization value computed as of the Effective Date of January 10, 2003 consisted of the following (in thousands):

Present value of discounted cash flows of the emerging entity	£518,000
Current assets	28,618
Other assets	9,684

Reorganization value	£556,302

The Company adopted fresh-start reporting because the holders of NTL Incorporated’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of NTL Incorporated’s voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in thousands):

Allowed claims:
Liabilities subject to compromise	£1,029,422
Post petition liabilities:
Current liabilities	47,682
Deferred income taxes	921

1,078,025
Reorganization value	556,302

£521,723

Fresh-Start Reporting

     In accordance with SOP 90-7, the Company adopted fresh-start reporting on January 1, 2003. The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1,2003 gives effect to the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

     The Company engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of its assets and the present value of its liabilities. This determination resulted in the fresh-start

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

     The adjustments entitled “Emergence from Chapter 11” reflect the consummation of the Plan. The adjustments entitled “Fresh-Start” reflect the adoption of fresh-start reporting.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	December 31, 2002			January 1, 2003
		Emergence
	Predecessor	from	Fresh-	Reorganized
	Company	Chapter 11	Start	Company

	(In £000s)
Assets
Current assets
Cash and cash equivalents	£12,168			£12,168
Trade receivables, net	15,952			15,952
Other	498			498

Total current assets	28,618	—	—	28,618

Fixed assets
Property and equipment, net	486,142		£(113,965)	372,177
Other assets
Deferred financing costs, net	9,684			9,684
Goodwill	66,647		(66,647)	—
Franchise costs	316		(316)	—
Customer lists			66,561	66,561
Reorganization value in excess of fair market value			79,262	79,262

Total assets	£591,407	£—	£(35,105)	£556,302

Liabilities and shareholder’s equity (deficit)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	£10,542			£10,542
Deferred revenue	4,525			4,525
Due to affiliates	30,655			30,655
Interest payable		£18,487		18,487
Current portion of long-term debt	1,960		£(1,708)	252

Total current liabilities	47,682	18,487	(1,708)	64,461

Long-term debt, net of discount		203,282	(45,733)	157,549
Long-term debt due to affiliates		853,123	(676,092)	177,031
Deferred income taxes	921	—	—	921

Total liabilities not subject to compromise	48,603	1,074,892	(723,533)	399,962

Liabilities subject to compromise
Long-term debt	971,567	(971,567)		—
Notes payable to affiliates	12,117	(12,117)		—
Accrued interest	45,738	(45,738)		—

Total liabilities subject to compromise	1,029,422	(1,029,422)	—	—

Ordinary shares	1,478			1,478
Additional paid-in capital	317,506	14,380	(177,024)	154,862
Accumulated earnings (deficit)	(805,602)	(59,850)	865,452	—

Total shareholder’s equity (deficit)	(486,618)	(45,470)	688,428	156,340

Total liabilities and shareholder’s equity (deficit)	£591,407	£—	£(35,105)	£556,302

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Pro Forma Results of Operations

     The unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 2002 assuming the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002 follows (in thousands). The pro forma results of operations are not necessarily indicative of the results that would have occurred had the emergence from Chapter 11 reorganization and the adoption of fresh-start reporting occurred on January 1, 2002, or that might occur in the future.

Three Months Ended
March 31, 2002

Total revenue	£ 46,350

Net (loss)	(17,420)

     3.     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Group.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Group on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Group.

4.     Comprehensive Loss

     Consolidated comprehensive loss for the three months ended March 31, 2003 and 2002 was £37.2 million and £58.9 million, respectively.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.     Property and Equipment

     Property and equipment consists of (in £000’s):

		Reorganized	Predecessor
		Company	Company

	Estimated	March 31,	December 31,
	Useful Life	2003	2002

	(Unaudited)
Operating Equipment	3-40 years	£338,807	£771,778
Other Equipment	3-50 years	13,818	24,575
Construction in progress		24,596	4,742

		377,221	801,095
Accumulated depreciation		(11,273)	(314,953)

		£365,948	£486,142

     The change in property and equipment is primarily the result of the £114.0 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

6.     Intangible Assets

The change in intangible assets is primarily the result of the £66.6 million increase in the carrying value of customer lists, the £66.6 million decrease in the carrying value of goodwill, the £79.3 million increase in reorganization value in excess of amounts allocable to identifiable assets and the £0.3 million decrease in the carrying value of franchise costs upon the adoption of fresh-start reporting as of January 1, 2003. Customer lists are amortized on a straight-line basis over approximately five years.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2002 is as follows: £12.6 million in 2003, £12.6 million in 2004, £12.6 million in 2005, £12.6 million in 2006 and £12.6 million in 2007.

7.     Liabilities subject to compromise

Liabilities subject to compromise consist of (in £’000s):

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

Diamond Cable:
13 1/4% Senior Discount Notes	£—	£177,136
11 3/4% Senior Discount Notes	—	329,887
10 3/4% Senior Discount Notes	—	261,262
Diamond Holdings:
10% Senior Sterling Notes	—	135,000
9 1/8% Senior Notes	—	68,282
Other:
30% Loan Note	—	12,117
Accrued Interest	—	45,738

	£—	£1,029,422

     Upon emergence from Chapter 11 reorganization and in accordance with the Plan, all of the outstanding public notes of Diamond Cable Communications Limited were acquired by NTL Incorporated. On February 4, 2003, NTL Incorporated released the Company from any further obligations to pay interest and/or principal on these notes. The Diamond Holdings Notes remain outstanding.

8.     Long-term debt

     Long-term debt consists of the following Notes payable (in £000’s):

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	March 31,	December 31,
	2003	2002

	Reorganized	Predecessor
	Company	Company

	(Unaudited)
10% Senior Sterling Notes, less unamortized discount of £25,672 (2003)	£109,328	£—
9 1/8% Senior Notes, less unamortized discount of £19,871 (2003)	49,730	—
Mortgage loan	1,903	1,960

	160,961	1,960
Less current portion	252	1,960

	£160,709	£—

     9.      Related Party Transactions

     On March 31, 2003, the Company entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand.

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

     The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £22.9 and £24.4 million for the three months ended March 31, 2003 and 2002, respectively. For 2003, £8.7 million was included in operating costs and £14.2 million was included in selling, general and administrative expense. For 2002, £9.6 million was included in operating costs and £14.8 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity. In the opinion of management of the Group, the allocation method is reasonable.

     As of March 31, 2003 and December 31, 2002, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group.

     10.     Commitments and Contingent Liabilities

     As of March 31, 2003, the Company had no commercial commitments.

     The Group is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Group’s financial position, results of operations or cash flows.

     11.     Condensed Consolidating Financial Statements of Diamond Cable Communications Limited

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     On February 6, 1998, Diamond Holdings, a subsidiary of the Company, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The 1998 Notes have been fully and unconditionally guaranteed by the Company as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on the Company’s Notes and £5.0 million annually. The following condensed consolidating financial information of the Company as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003, on January 1, 2003 and three months ended March 31, 2002 is being provided pursuant to Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11 (continued)

	Three Months Ended March 31, 2003

	Diamond	Diamond			Consolidated
Statement of Operations	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Revenue	£—	£—	£45,190	£—	£45,190

Costs and expenses
Operating	—	—	(20,714)	—	(20,714)
Selling, general and administrative	—	—	(14,191)	—	(14,191)
Other charges	—	—	(131)	—	(131)
Depreciation and amortization	—	—	(14,413)	—	(14,413)

	—	—	(49,449)	—	(49,449)

Operating loss	—	—	(4,259)	—	(4,259)
Other income (expense)
Interest income	3,242	4,667	50	(7,909)	50
Interest expense and amortization of debt discount and expenses	—	(7,477)	(26)	—	(7,503)
Interest expense to affiliates	(29,281)	—	(7,909)	7,909	(29,281)
Foreign exchange gains (losses), net	5,981	9	(2,204)	—	3,786
Equity in net loss of subsidiary	(17,149)	(14,348)	—	31,497	—

Net (loss) income	£(37,207)	£(17,149)	£(14,348)	£31,497	£(37,207)

	January 1, 2003

		Diamond			Consolidated
Statement of operations	Diamond Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Interest expense to affiliates	£(59,850)	£—	£—	£—	£(59,850)
Fresh-start adoption	676,092	47,441	(35,105)	—	688,428
Equity in net loss of subsidiary	12,336	(35,105)	—	22,769	—

Net income (loss)	£628,578	£12,336	£(35,105)	£22,769	£628,578

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11 (continued)

	Three Months Ended March 31, 2002

					Consolidated
Statement of Operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Diamond Cable

Revenue	£—	£—	£46,530	£—	£46,530

Costs and expenses
Operating	—	—	(22,733)	—	(22,733)
Selling, general and administrative	—	—	(14,823)	—	(14,823)
Other charges	—	—	(7)	—	(7)
Depreciation and amortization	—	—	(15,680)	—	(15,680)

	—	—	(53,243)	—	(53,243)

Operating loss	—	—	(6,713)	—	(6,713)
Other income (expense)
Interest income	30,100	4,829	95	(34,929)	95
Interest expense and amortization of debt discount and expenses	(25,913)	(5,317)	(34,996)	34,929	(31,297)
Foreign exchange losses, net	(1,306)	(126)	(19,507)	—	(20,939)
Equity in net loss of subsidiary	(61,735)	(61,121)	—	122,856	—

Net loss	£(58,854)	£(61,735)	£(61,121)	£122,856	£(58,854)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11(continued)

	March 31, 2003

	Diamond	Diamond			Consolidated
Balance Sheet	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Current assets	£70	£78	£17,948	£—	£18,096
Investments in and advances to subsidiaries	315,410	474,312	—	(789,722)	—
Fixed and noncurrent assets	—	3,343	508,631	—	511,974

Total assets	£315,480	£477,733	£526,579	£(789,722)	£530,070

Current liabilities	£—	£3,309	£50,572	£—	£53,881
Long-term debt	—	159,058	1,651	—	160,709
Due to affiliates	—	—	190,273	(190,273)	—
Liabilities subject to compromise	—	—	—	—	—
Deferred income taxes	921	—	—	—	921
Shareholder’s equity (deficiency)	314,559	315,366	284,083	(599,449)	314,559

Total liabilities and shareholder’s equity (deficiency)	£315,480	£477,733	£526,579	£(789,722)	£530,070

	December 31, 2002

	Diamond	Diamond			Consolidated
Balance Sheet	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Current assets	£238	£239	£28,141	£—	£28,618
Investments in and advances to subsidiaries	315,549	(468,266)	—	152,717	—
Fixed and noncurrent assets	6,169	3,515	553,105	—	562,789

Total assets	£321,956	£(464,512)	£581,246	£152,717	£591,407

Current liabilities	£—	£—	£47,682	£—	£47,682
Long-term debt	—	—	—	—	—
Due to affiliates	—	—	1,206,489	(1,206,489)	—
Liabilities subject to compromise	807,653	221,769	—	—	1,029,422
Deferred income taxes	921	—	—	—	921
Shareholder’s equity (deficiency)	(486,618)	(686,281)	(672,925)	1,359,206	(486,618)

Total liabilities and shareholder’s equity (deficiency)	£321,956	£(464,512)	£581,246	£152,717	£591,407

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11(continued)

	Three Months Ended March 31, 2003

	Diamond	Diamond			Consolidated
Statement of Cash Flows	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£168	£(20,035)	£(6,901)	£19,867	£(6,901)
Investing activities:
(Advances to) repayments from subsidiaries, net	(168)	20,035	—	(19,867)	—
Purchase of property and equipment	—	—	(5,044)	—	(5,044)

Net cash provided by (used in) investing activities	(168)	20,035	(5,044)	(19,867)	(5,044)

Financing activities:
Principal payments	—	—	(83)	—	(83)

Net cash provided by (used in) financing activities	—	—	(83)	—	(83)

Decrease in cash and cash equivalents	—	—	(12,028)	—	(12,028)
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	£—	£—	£140

January 1, 2003

	Diamond	Diamond			Consolidated
Statement of cash flows	Cable	Holdings	Subsidiaries	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£—	£—	£—	£—	£—
Investing activities:
Net cash (used in) provided by investing activities	—	—	—	—	—
Financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—

Increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	£12,028	£—	£12,168

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Note 11(continued)

	Three Months Ended March 31, 2002

	Diamond				Consolidated
Statement of Cash Flows	Cable	Diamond Holdings	Subsidiaries	Adjustments	Diamond Cable

Net cash (used in) provided by operating activities	£8,606	£(4,341)	£3,783	£(4,125)	£3,923
Investing activities:
(Advances to) repayments from subsidiaries, net	(8,536)	4,411	—	4,125	—
Purchase of property and equipment	—	—	(5,719)	—	(5,719)

Net cash provided by (used in) investing activities	(8,536)	4,411	(5,719)	4,125	(5,719)

Financing activities:
Principal payments	—	—	(95)	—	(95)
Capital lease payments	—	—	(27)	—	(27)

Net cash provided by (used in) financing activities	—	—	(122)	—	(122)

Increase (decrease) in cash and cash equivalents	70	70	(2,058)	—	(1,918)
Cash and cash equivalents at beginning of period	—	—	4,535	—	4,535

Cash and cash equivalents at end of period	£70	£70	£2,477	£—	£2,617

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     Upon consummation of the Plan on January 10, 2003:

     •     the 13-1/4% Senior Discount Notes due 2004, 11-3/4% Senior Discount Notes due 2005 and 10-3/4% Senior Discount Notes due 2007 issued by Diamond Cable Communications Limited were acquired by NTL Incorporated and the former holders of these Senior Discount Notes were issued shares of common stock of NTL Incorporated. Subsequently on February 4, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, Diamond Holdings, our current parent company then known as NTL Communications Corp. (now NTL Incorporated), the former NTL Incorporated and another of its subsidiaries (collectively referred to in this annual report as the Debtors) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to in this annual report as the DIP facility, committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL Delaware committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, including the notes issued by us and Diamond Holdings, other than debt of NTL Triangle.

     The Plan was confirmed by the Bankruptcy Court on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the current NTL Incorporated and its subsidiaries, including us. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with its emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL Delaware a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the current NTL Incorporated and its lending banks amended its existing credit facilities.

     Liquidity and Capital Resources

     The Group has historically incurred operating losses and negative operating cash flow. In addition, the Group required and expects to continue to require significant amounts of capital to finance construction of its networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. As of March 31, 2003, the Company had approximately £0.1 million in cash and cash equivalents on hand. The Company estimates that the Group’s cash from operations, net of its capital expenditures and debt service requirements will be approximately £8 million to £12 million from April 1, 2003 to March 31, 2004.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

     Over the long term, the Company will continue to require cash to fund operations, service or repay its remaining debt and implement its strategy. In order to fund these requirements, the Company anticipates that it will use cash flow from operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

     Description of Indebtedness

         Loan Note payable to NTL Incorporated

     On March 31, 2003, the Company entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand.

     Diamond Holdings Senior Notes

     In February 1998, Diamond Holdings issued 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

due February 1, 2008 (collectively, the “Senior Notes”). The Senior Notes are guaranteed by the Company as to payment of principal, interest and any other amounts due. In connection with the issuance of the Senior Notes, the Group terminated its existing bank facility.

     As of March 31, 2003, Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

     Upon consummation of the Plan on January 10, 2003, the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon).

     Contractual Obligations and Commercial Commitments

     The Group had no significant commercial commitments as of March 31, 2003.

     The following table includes aggregate information about the Group’s contractual obligations as of March 31, 2003 and the periods in which payments are due:

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(in millions)
Long-Term Debt	£204.6	£—		£204.6	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	1.9	0.3	0.5	0.5	0.6

Total Contractual Cash Obligations	£206.5	£0.3	£0.5	£205.1	£0.6

     Condensed Consolidated Statements of Cash Flows

     Net cash (used in) provided by operating activities amounted to £(6.9) million and £3.9 million for the three months ended March 31, 2003 and 2002, respectively. The change is owing to the payment of outstanding interest due August 1, 2002, at exit.

     Net cash used in investing activities amounted to £5.0 million and £5.7 million for the three months ended March 31, 2003 and 2002, respectively, primarily for continuing fixed asset purchases and construction. The Company will continue to minimize purchases of fixed assets in 2003 in an effort to conserve cash.

     Net cash used in financing activities amounted to £0.1 million and £0.1 million in the three months ended March 31, 2003 and 2002, respectively, resulting from mortgage principal payments and capital lease payments.

     Selected Operating Data

     The following table sets forth certain data concerning the Company’s Franchises at March 31, 2003 and December 31, 2002:

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

	March 31,	December 31,
	2003	2002

Homes passed(1)	794,000	794,000
Homes marketed(2)	695,334	712,600
Total customers(4)	335,902	331,553
Digital Cable Subscribers	111,931	107,877
Analogue Cable Subscribers	81,259	87,819
Broadband Internet Subscribers	104,659	75,826
Dial up Internet Subscribers	71,539	80,198
Telephone Subscribers	312,880	309,462
Penetration (Homes marketed)(3)	48.3%	46.5%
Average monthly revenue per customer	£37.29	£37.02
Churn	12.6%	15.6%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed. Homes marketed at March 31, 2003 reflects an ongoing data cleansing exercise.

3.	Penetration rate is calculated by dividing the number of customers by the number of homes.

4.	Total customers at December 31, 2002 have been restated to include MATV customers.

Summarized consolidated financial information for the Company for the three months ended March 31, is as follows (in thousands, “NM” denotes percentage is not meaningful):

	Three Months Ended March 31		Increase/(Decrease)

	2003	2002

	Reorganized	Predecessor
	Company	Company	£	%

Revenues	£45,190	£46,530	(1,340)	(2.9)
Operating costs	(20,714)	(22,733)	(2,019)	(8.9)
Selling, general and administrative expenses	(14,191)	(14,823)	(632)	(4.3)
Other charges	(131)	(7)	124	1,771.4
Depreciation and amortization	(14,413)	(15,680)	(1,267)	(8.1)

Operating loss	(4,259)	(6,713)	(2,454)	(36.6)

Interest expense	(7,503)	(31,297)	(23,794)	(76.0)
Interest expense to affiliate	(29,281)	—	29,281	NM
Interest income	50	95	(45)	(47.4)
Foreign exchange gains (losses), net	3,786	(20,939)	(24,725)	(118.1)

Net loss	£(37,207)	£ (58,854)	(21,647)	(36.8)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in thousands):

January 1, 2003

Predecessor Company

Interest expense to affiliate	£(59,850)
Fresh-start adoption—intangible assets	78,860
Fresh-start adoption—long-term debt	723,533
Fresh-start adoption—fixed assets	(113,965)

Net income	£628,578

     Results of Operations for the Three Months Ended March 31, 2003 and 2002

     Revenue decreased in the three months ended March 31, 2003 compared with 2002 primarily as a result of fewer customers owing to the capital constraints including reduced capital expenditure to connect new customers. This reduction was partly mitigated by price increases including the introduction of charges for the Group’s dial-up internet service (which was previously available without charge), upselling additional services to customers and from growth in broadband subscribers. The Company expects revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Operating costs (including network expenses) for the three months ended March 31, 2003 and 2002 were £20.7 million and £22.7 million, respectively, representing a decrease of £2.0 million. Operating costs (including network expenses) as a percentage of revenue were 45.8% and 48.9% in the three months ended March 31, 2003 and 2002, respectively. The improved margin has resulted from efficiencies gained in the network and negotiated reductions in the costs of interconnection and television programming. Operating costs include certain costs which are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of the Group’s telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for the Group’s subscription Internet and digital cable services. In the three months ended March 31, 2003 and 2002, these charges were £8.7 million and £9.6 million, respectively.

     Selling, general and administrative expenses for the three months ended March 31, 2003 and 2002 were £14.2 million and £14.8 million, respectively, representing a decrease of 4.3%. Selling, general and administrative expenses as a percentage of revenue were 31.4% and 31.9% in the three months ended March 31, 2003 and 2002, respectively. This reduction results from the continued progress NTL has made in improving efficiencies and reducing costs. Selling, general and administrative expenses include certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. These charges were £14.2 million and £14.8 million in the three months ended March 31, 2003 and 2002, respectively.

     Other charges of £131,000 in 2003 were allocated to the Group by a subsidiary of NTL and include employee severance and related costs.

     Depreciation and amortization expense for three months ended March 31, 2003 and 2002 was £14.4 million and £15.7 million, respectively, representing a decrease of £1.3 million. The decrease was primarily due to a reduction in the carrying value of fixed assets subject to depreciation due to the adoption of fresh-start reporting. The depreciation decrease was offset by an increase in amortization of customer lists also due to the adoption of fresh-start reporting.

     Interest expense and amortization of debt discount and expenses for the three months ended March 31, 2003 and 2002 was £7.5 million and £31.3 million, respectively, representing a decrease of £23.8 million. This reduction has been offset by an increase in interest expense to affiliates of £29.3 million. The increase in total interest payable is owing to the amortization of the difference between the book value of the long-term debt and its fair value adopted on January 1, 2003.

     A substantial portion of the Group’s existing debt obligations are denominated in U.S. dollars, while the Group’s revenues and expenses are generated and stated in UK pounds sterling. During the three months March 31, 2003 and 2002, the Group recognized net foreign exchange gains of £3.8 million and losses of £20.9 million, respectively, primarily owing to the unrealized losses on translation of its Discount Notes and 1998 Notes. Changes in foreign currency exchange rates may affect the Group’s ability to satisfy its obligations under these debt instruments as they become due.

     Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Group.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for the Group on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on the results of operations, financial condition or cash flows of the Group.

     Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

and other factors that may cause the actual results, performance or achievements of the Group, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     The following table provides information as of March 31, 2003 about our long-term fixed interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

								Fair
	Year ended March 31,							Value
								March 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Long-term Debt Including
Current Portion
U.S. Dollars
Fixed Rate	—	—	—	—	$110.0	—	$110.0	$85.8
Average Interest Rate					9.125%
Average Forward Exchange Rate					0.698
U.K. Pound
Fixed Rate	—	—	—	—	£135.0	—	£135.0	£101.3
Average Interest Rate					10.0%

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures. The Company’s management, including the directors of NTL Group Limited*, the sole managing member of the Company, who also serve as the Chief Executive Officer and Chief Financial Officer of the Company’s indirect parent, NTL Incorporated, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on that evaluation, the Directors have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

     (b)  Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls, or in other factors that could significantly affect such internal controls.

     *     The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of NTL Group Limited, the sole managing member of the Company, and are the Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the indirect parent of NTL Group Limited and the Company.

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

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital and capital expenditures, net of cash from operations, in the twelve months from April 1, 2003 to March 31, 2004. NTL believes that its cash, cash equivalents and marketable securities on hand of $478.8 million as of March 31, 2003

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

will be sufficient for its cash requirements during the twelve months from April 1, 2003 to March 31, 2004.

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

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of March 31, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,228.7 million represents 70.3% of its total capitalization.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     We are subject to significant competition in each of our business areas and we expect that competition will intensify — if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business — telephony and television — the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. As existing technology develops and new technologies emerge, we believe that competition will intensify in each of our business areas, particularly business telecommunications and the Internet. Some of our competitors have substantially greater financial and technical resources than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

result of NTL’s need to divert increasing amounts of its financial resources to meet liquidity requirements. As a result, we may be unable to increase our customers in the short term and our near-term revenue and future revenue growth may be adversely affected.

     NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms — if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

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

     NTL plans to increase its customer and revenue generating unit (referred to in this quarterly report as an RGU) base in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

     NTL’s broadcast services and carrier telecommunications businesses are dependent upon certain important contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the UK Office of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and maintenance of its mobile transmission network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

     In addition, NTL’s carrier services and mobile business currently has a contract with Vodafone for the supply of mobile transmission services, including core inter-switch and backhaul network capacity. This contract is scheduled to terminate in October 2004 and there are no present indications that it will be renewed.

     The loss of any one of these contracts could have a material adverse effect on the relevant NTL business division.

     NTL’s broadcast services business is dependent upon site sharing arrangements with its principal competitor.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

During the quarter ended March 31, 2003, the Company filed a Current Report on Form 8-K, dated January 9, 2003, reporting under Item 7, Financial Statements and Exhibits, that Diamond Cable Communications Limited and Diamond Holdings Limited gave notice to The National Association of Securities Dealers, Inc. that Diamond Holdings Limited will pay on January 10, 2003 interest on its Notes which was due but not paid on August 1,2002 (including interest accruing on such unpaid interest payment through the date of payment). There were no financial statements filed with this report.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED MARCH 31, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED

Date: May 15, 2003	By:	/s/ Barclay Knapp

Barclay Knapp
Director

Date: May 15, 2003	By:	/s/ Scott E. Schubert

Scott E. Schubert
Director

CERTIFICATIONS

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Barclay Knapp

Barclay Knapp
Director*

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diamond Cable Communications Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ Scott E. Schubert

Scott E. Schubert
Director*

*     The Company has no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are Directors of the Company and are Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, the parent of the Company.