Form 10-Q
period 2003-06-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2003-08-13
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

JUNE 30, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from______________to_____________.

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED

(Exact name of registrant as specified in its charter)

England and Wales	N/A

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

NTL House, Bartley Wood Business Park, Hook,
Hampshire, RG27 9UP, England
011 44 1256 752000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Secretary
NTL Incorporated
110 East 59th Street
Diamond Plaza, Daleside Road,	New York, NY 10022
Nottingham, NG2 3GG, England	(212) 906-8440

(Address of Registrant’s former principal	(Former name, address and
executive offices)	telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]    No [x]

As of June 30, 2003, there were 59,138,852 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is a wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]     No [  ]

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in £’000s)

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£124	£12,168
Accounts receivable, less allowance for doubtful accounts of £1,607 (2003) and £2,847 (2002)	17,530	15,952
Other current assets	291	498

Total current assets	17,945	28,618
Fixed assets, net	357,669	486,142
Deferred financing costs, net of accumulated amortization of £522 (2003) and £15,468 (2002)	3,170	9,684
Goodwill	—	66,647
Franchise costs	—	316
Customer list, net of accumulated amortization of £6,280 (2003)	60,281	—
Reorganization value in excess of amounts allocable to identifiable assets	79,262	—

Total assets	£518,327	£591,407

Liabilities and shareholder’s equity (deficiency)
Current liabilities
Accounts payable and accrued expenses	£9,427	£10,542
Interest payable	8,153	—
Deferred revenue	5,276	4,525
Due to affiliates	18,626	30,655
Current portion of long-term debt	252	1,960

Total current liabilities	41,734	47,682
Liabilities subject to compromise	—	1,029,422
Long-term debt, less current portion	160,758	—
Loan from affiliates	10,000	—
Deferred income taxes	921	921
Commitments and contingent liabilities
Shareholder’s equity (deficiency)
Ordinary shares of 2.5p each: 150,000,060 authorized; 59,138,852 (2003) and 59,138,851 (2002) issued and outstanding	1,478	1,478
Additional paid-in capital	350,288	317,506
Accumulated deficit	(46,852)	(805,602)

Total shareholder’s equity (deficiency)	304,914	(486,618)

Total liabilities and shareholder’s equity (deficiency)	£518,327	£591,407

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in £’000s)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	company	company	company	company

Revenue	£46,265	£43,666	£91,455	£90,196

Costs and expenses
Operating costs (exclusive of depreciation shown below)	(20,423)	(22,203)	(41,137)	(44,936)
Selling, general and administrative expenses	(14,814)	(13,566)	(29,005)	(28,389)
Other charges	(647)	(23)	(778)	(30)
Depreciation	(11,573)	(15,385)	(22,846)	(31,065)
Amortization	(3,140)	—	(6,280)	—

	(50,597)	(51,177)	(100,046)	(104,420)

Operating loss	(4,332)	(7,511)	(8,591)	(14,224)
Other income (expense)
Interest expense and amortization of debt discount and expenses	(7,453)	(16,681)	(14,956)	(47,978)
Interest expense to affiliate	(198)	—	(29,479)	—
Interest income	15	86	65	181
Exchange gains	2,323	64,336	6,109	43,397

	(5,313)	47,741	(38,261)	(4,400)

Net (loss) income	(£9,645)	£40,230	(£46,852)	(£18,624)

January 1,
2003

Predecessor
company

Interest expense to affiliate	(£59,850)
Fresh-start adoption - intangible assets	78,860
Fresh-start adoption - long-term debt	723,533
Fresh-start adoption - fixed assets	(113,965)

Net income	£628,578

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIENCY)
(Unaudited)
(in £’000s except number of shares)

				Compre-
			Additional	hensive
	Ordinary		paid-in	income	Accumulated
	shares	Par	capital	(loss)	deficit	Total

Predecessor company
Balance at December 31, 2002	59,138,851	£1,478	£317,506		(£805,602)	(£486,618)
Net income				£628,578	628,578	628,578

Exit transactions	1	—	14,380		—	14,380
Fresh start adjustment	—	—	(177,024)		177,024	—

Reorganized company
Balance at January 1, 2003	59,138,852	1,478	154,862		—	156,340
Release of debt obligations	—	—	195,426		—	195,426
Net loss				£(46,852)	(46,852)	(46,852)

Balance at June 30, 2003	59,138,852	£1,478	£350,288		(£46,852)	£304,914

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in £’000s)

	Six months ended
	June 30,

	2003	2002

	Reorganized	Predecessor
	company	company

Net cash (used in) provided by operating activities	(£12,934)	£3,955

Investing activities
Purchases of fixed assets	(8,965)	(10,317)

Net cash used in investing activities	(8,965)	(10,317)

Financing activities
Principal payments	(145)	(95)
Capital lease payments	—	(89)
Loans from affiliate	10,000	12,961

Net cash provided by financing activities	9,855	12,777

(Decrease) increase in cash and cash equivalents	(12,044)	6,415
Cash and cash equivalents, beginning of period	12,168	4,535

Cash and cash equivalents, end of period	£124	£10,950

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£20,196	£23,598

January 1,
2003

Predecessor
company

Net cash (used in) provided by operating activities	£—

Investing activities
Net cash used in investing activities	—

Financing activities
Net cash provided by financing activities	—

Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	12,168

Cash and cash equivalents, end of period	£12,168

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Organization and Business

     We are a limited company incorporated under the laws of England and Wales. We are a holding company that holds all of the shares of various companies that operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom (the “UK”). We hold these shares through our subsidiary, Diamond Holdings Limited (“Diamond Holdings”). We are a wholly owned subsidiary of NTL Incorporated. We are reliant upon the support of NTL Incorporated and its subsidiaries to continue our operations.

Chapter 11 Reorganization

     On May 8, 2002, Diamond Holdings and we filed a prearranged joint reorganization plan (the “Plan”) under Chapter 11 of Title 11 of the US Bankruptcy Code. We filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Communications Cable Funding Corp. Also, on May 8, 2002, we filed proceedings for Administration in England. Our operating subsidiaries were not included on the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time we emerged from Chapter 11 reorganization and administration.

     Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and our parent company and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets. Prior to consummation of the Plan, NTL Communications Corp. was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of our former parent company (NTL Europe, Inc.) and certain of its subsidiaries, including our parent company, were cancelled, and our parent company issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of our former parent company and its subsidiaries, including us. The precise mix of new securities received by holders of each particular type of security of our former parent company and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings and NTL (Triangle) LLC were not cancelled and remain outstanding.

Basis of Presentation

     We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying value of assets and liabilities was adjusted. The carrying value of assets was adjusted to their reorganization value that is equivalent to their estimated fair value. The carrying value of liabilities was adjusted to their present value. Since fresh-start reporting materially changed the carrying values recorded in our consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

     The term “Predecessor Company” refers to us for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to us for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying condensed consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

     Certain prior period amounts have been reclassified to conform to the current presentation.

     Historical Structure

     In May 1999, Diamond Holdings and we converted from public limited companies to limited companies and thereby changed our names to Diamond Holdings Limited and Diamond Cable Communications Limited, respectively.

     On March 8, 1999, the share exchange was completed whereby all of the holders of our ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated (formerly NTL Communications Corp.). We are a wholly-owned subsidiary of NTL Incorporated (“NTL”).

     2.     Reorganization and Emergence from Chapter 11

     Background of Restructuring

     Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of NTL Incorporated and its subsidiaries to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Incorporated and its subsidiaries, including us, had no further funds available, or were unable to draw upon funds, under NTL’s credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Incorporated announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

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

     On April 16, 2002, NTL Incorporated announced that it and an unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, our parent company and certain of the other subsidiaries of NTL Incorporated filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of our parent company with up to $500.0 million in new debt financing (NTL (Delaware), Inc committed to provide up to an additional $130.0 million under the DIP facility).

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by NTL Incorporated and certain of its subsidiaries on May 8, 2002, there was an event of default under all of NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, other than debt of NTL (Triangle) LLC.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to us. The Plan became effective on January 10, 2003, at which time Diamond Holdings and we emerged from Chapter 11 reorganization. In connection with our emergence from Chapter 11 reorganization, our parent company and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the “Exit Notes”) on January 10, 2003. Initial purchasers of our parent company’s Exit Notes also purchased 500,000 shares of our parent company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility and to purchase from NTL (Delaware), Inc a £90.0 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, our parent company and its lending banks amended its existing credit facilities.

Reorganization Value

     We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. We engaged an independent financial advisor to assist in the determination of our reorganization value as defined in SOP 90-7. Our independent financial advisor and we determined our reorganization value was £556.3 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to our operations. Certain factors that were incorporated into the determination of our reorganization value included the following:

•	Reporting unit 10 year cash flow projections

•	Corporate income tax rates of 30% in the UK

•	Present value discount factor of 15%

•	Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model

The cash flow projections are based on economic, competitive and general business conditions prevailing when the projections were prepared. They are also based on a variety of estimates and assumptions which, though considered reasonable by our management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of our reorganization value.

We determined that our reorganization value computed as of the Effective Date of January 10, 2003 consisted of the following (in £’000s):

Present value of discounted cash flows of the emerging entity	£518,000
Current assets	28,618
Other assets	9,684

Reorganization value	£556,302

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     We adopted fresh-start reporting because the holders of NTL Incorporated’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of NTL Incorporated’s voting shares of the emerging company, and because our reorganization value is less than our post-petition liabilities and allowed claims, as shown below (in £’000s):

Allowed claims:
Liabiltities subject to compromise	£1,029,422
Post petition liabilities
Current liabilities	47,682
Deferred income taxes	921

1,078,025
Less reorganization value	(556,302)

£521,723

Fresh-Start Reporting

     In accordance with SOP 90-7, we adopted fresh-start reporting on January 1, 2003. The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1, 2003 gives effect to our emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

     We engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of our assets and the present value of our liabilities. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. In addition, our total reorganization value exceeded the amounts allocable to identifiable assets that resulted in a new indefinite-lived intangible asset.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     The adjustments titled “Emergence from Chapter 11” reflect the consummation of the Plan. The adjustments titled “Fresh-Start” reflect the adoption of fresh-start reporting (in £’000s).

	December 31,			January 1,
	2002			2003

		Emergence
	Predecessor	from	Fresh-	Reorganized
	company	Chapter 11	start	company

Assets
Current assets
Cash and cash equivalents	£12,168	£—	£—	£12,168
Accounts receivable, net	15,952	—	—	15,952
Other current assets	498	—	—	498

Total current assets	28,618	—	—	28,618
Fixed assets, net	486,142	—	(113,965)	372,177
Deferred financing costs, net	9,684	—	—	9,684
Goodwill	66,647	—	(66,647)	—
Franchise costs	316	—	(316)	—
Customer list	—	—	66,561	66,561
Reorganization value in excess of amounts allocable to identifiable assets	—	—	79,262	79,262

Total assets	£591,407	£—	(£35,105)	£556,302

Liabilities and shareholder’s equity (deficiency)
Liabilities not subject to compromise
Current liabilities
Accounts payable and accrued expenses	£10,542	£—	£—	£10,542
Interest payable	—	18,487	—	18,487
Deferred revenue	4,525	—	—	4,525
Due to affiliates	30,655	—	—	30,655
Current portion of long-term debt	1,960	—	(1,708)	252

Total current liabilities	47,682	18,487	(1,708)	64,461
Long-term debt, net of discount	—	203,282	(45,733)	157,549
Long-term debt due to affiliate	—	853,123	(676,092)	177,031
Deferred income taxes	921	—	—	921

Total liabilities not subject to compromise	48,603	1,074,892	(723,533)	399,962

Liabilities subject to compromise
Long-term debt, less current portion	971,567	(971,567)	—	—
Notes payable to affiliates	12,117	(12,117)	—	—
Accrued interest	45,738	(45,738)	—	—

Total liabilities subject to compromise	1,029,422	(1,029,422)	—	—

Shareholder’s equity (deficiency)
Ordinary shares	1,478	—	—	1,478
Additional paid-in capital	317,506	14,380	(177,024)	154,862
Accumulated deficit	(805,602)	(59,850)	865,452	—

Total shareholder’s equity (deficiency)	(486,618)	(45,470)	688,428	156,340

Total liabilities and shareholder’s equity (deficiency)	£591,407	£—	(£35,105)	£556,302

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Pro Forma Results of Operations

     The unaudited condensed consolidated pro forma results of our operations for the three and six months ended June 30, 2002 assuming we emerged from Chapter 11 reorganization and adopted fresh-start reporting on January 1, 2002 follows (in £’000s). The pro forma results of our operations are not necessarily indicative of the results that would have occurred had we emerged from Chapter 11 reorganization and adopted fresh-start reporting on January 1, 2002, or that might occur in the future.

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2002	2002

Total revenue	£43,666	£90,196
Net loss	(£10,267)	(£27,687)

3.	Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

4.	Comprehensive (Loss) Income

     Consolidated comprehensive (loss) income for the three months ended June 30, 2003 and 2002 was £9.6 million (loss) and £40.2 million (income), respectively. Consolidated comprehensive loss for the six months ended June 30, 2003 and 2002 was £46.9 million and £18.6 million, respectively.

5.	Fixed assets

     Fixed assets consists of (in £000’s):

	Estimated	June 30,	December 31,
	Useful Life	2003	2002

		Reorganized	Predecessor
		company	company

		(unaudited)
Operating equipment	5-30 years	£366,697	£771,778
Other equipment	5-30 years	13,818	24,575
Construction in progress		—	4,742

		380,515	801,095
Accumulated depreciation		(22,846)	(314,953)

		£357,669	£486,142

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

7.	Liabilities subject to compromise

Liabilities subject to compromise consist of (in £’000s):

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

Diamond Cable:
13 1/4% Senior Discount Notes	£—	£177,136
11 3/4% Senior Discount Notes	—	329,887
10 3/4% Senior Discount Notes	—	261,262
Diamond Holdings
10% Senior Sterling Notes	—	135,000
9 1/8% Senior Notes	—	68,282
Other
30% Loan Note	—	12,117
Accrued interest	—	45,738

	£—	£1,029,422

     Upon emergence from Chapter 11 reorganization and in accordance with the Plan, NTL Incorporated acquired all of our outstanding public notes. On February 4, 2003, NTL Incorporated released us from any further obligations to pay interest and/or principal on these notes. The Diamond Holdings Notes remain outstanding.

8.	Long-term debt

     Long-term debt consists of the following Notes payable (in £000’s):

	June 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

	(unaudited)
10% Senior Sterling Notes, less unamortized discount of £24,344 (2003)	£110,656	£—
9 1/8% Senior Notes, less unamortized discount of £18,001 (2003)	48,488	—
Mortgage loan	1,866	1,960

	161,010	1,960
Less current portion	(252)	(1,960)

	£160,758	£—

9.	Related Party Transactions

     On March 31, 2003, we entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. On July 31, 2003, we borrowed a further $16 million. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand, but are subordinated to Diamond Holdings’ Senior Notes. NTL has indicated that it does not intend to demand payment on the loan agreement prior to July 1, 2004.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Since NTL acquired us in March 1999, a subsidiary of NTL has been providing infrastructure and management support services to us. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, in 2001 certain elements of our network operations and customer operations were integrated with NTL’s national and regional operations in order for us to gain the advantage of NTL’s scale.

     The related charges, which began in the fourth quarter of 1999, represent our portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. We were charged £46.5 million and £48.1 million for the six months ended June 30, 2003 and 2002, respectively. For 2003, £17.5 million was included in operating costs and £29.0 million was included in selling, general and administrative expense. For 2002, £19.7 million was included in operating costs and £28.4 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method is reasonable.

     In the six months ended June 30, 2003, we were also charged £778,000 representing our proportion of the costs of NTL’s internal restructuring. These costs included severance and other employee related costs. Restructuring charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

     As of June 30, 2003 and December 31, 2002, the due to affiliates balance includes payments made to third parties on our behalf by a subsidiary of NTL. We have reduced direct transactions with third parties as a result of our continued integration with NTL. We have therefore had our liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on our behalf represent directly attributable expenses incurred by us.

10.	Commitments and Contingent Liabilities

     As of June 30, 2003, we had no commercial commitments.

     We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

11.	Condensed Consolidating Financial Statements

     On February 6, 1998, our subsidiary, Diamond Holdings, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). We have fully and unconditionally guaranteed the 1998 Notes as to principal, interest and other amounts due. We have no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to us except for funds to pay interest on our Notes and £5.0 million annually. We present the following condensed consolidating financial information as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003, on January 1, 2003 and three and six months ended June 30, 2002 as required by Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

	Three months ended June 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
Statements of operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£46,265	£—	£46,265

Costs and expenses
Operating costs	—	—	(20,423)	—	(20,423)
Selling, general and administrative expenses	—	—	(14,814)	—	(14,814)
Other charges	—	—	(647)	—	(647)
Depreciation and amortization	—	—	(14,713)	—	(14,713)

	—	—	(50,597)	—	(50,597)

Operating loss	—	—	(4,332)	—	(4,332)
Other income (expense)
Interest income	211	4,700	15	(4,911)	15
Interest expense and amortization of debt discount and expenses	—	(7,428)	(25)	—	(7,453)
Interest expense to affiliates	(198)	—	(4,911)	4,911	(198)
Foreign currency gains (losses), net	(1,389)	657	3,055	—	2,323
Equity in net loss of subsidiary	(8,269)	(6,198)	—	14,467	—

Net (loss) income	(£9,645)	(£8,269)	(£6,198)	£14,467	(£9,645)

	Three months ended June 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
Statements of operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£43,666	£—	£43,666

Costs and expenses
Operating costs	—	—	(22,203)	—	(22,203)
Selling, general and administrative expenses	3	4	(13,573)	—	(13,566)
Other charges	(8)	(15)	—	—	(23)
Depreciation and amortization	—	—	(15,385)	—	(15,385)

	(5)	(11)	(51,161)	—	(51,177)

Operating loss	(5)	(11)	(7,495)	—	(7,511)
Other income (expense)
Interest income	28,859	4,694	86	(33,553)	86
Interest expense and amortization of debt discount and expenses	(10,454)	(5,240)	(34,540)	33,553	(16,681)
Interest expense to affiliates	—	—	—	—	—
Foreign currency gains (losses), net	(2,036)	123	66,249	—	64,336
Equity in net loss of subsidiary	23,866	24,300	—	(48,166)	—

Net (loss) income	£40,230	£23,866	£24,300	(£48,166)	£40,230

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

	Six months ended June 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
Statements of operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£91,455	£—	£91,455

Costs and expenses
Operating costs	—	—	(41,137)	—	(41,137)
Selling, general and administrative expenses	—	—	(29,005)	—	(29,005)
Other charges	—	—	(778)	—	(778)
Depreciation and amortization	—	—	(29,126)	—	(29,126)

	—	—	(100,046)	—	(100,046)

Operating loss	—	—	(8,591)	—	(8,591)
Other income (expense)
Interest income	3,453	9,367	65	(12,820)	65
Interest expense and amortization of debt discount and expenses	—	(14,905)	(51)	—	(14,956)
Interest expense to affiliates	(29,479)	—	(12,820)	12,820	(29,479)
Foreign currency gains, net	4,591	666	852	—	6,109
Equity in net loss of subsidiary	(25,417)	(20,545)	—	45,962	—

Net (loss) income	(£46,852)	(£25,417)	(£20,545)	£45,962	(£46,852)

	Six months ended June 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
Statements of operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Revenue	£—	£—	£90,196	£—	£90,196

Costs and expenses
Operating costs	—	—	(44,936)	—	(44,936)
Selling, general and administrative expenses	—	—	(28,389)	—	(28,389)
Other charges	(15)	(15)	—	—	(30)
Depreciation and amortization	—	—	(31,065)	—	(31,065)

	(15)	(15)	(104,390)	—	(104,420)

Operating loss	(15)	(15)	(14,194)	—	(14,224)
Other income (expense)
Interest income	58,959	9,523	181	(68,482)	181
Interest expense and amortization of debt discount and expenses	(37,330)	(10,557)	(68,573)	68,482	(47,978)
Interest expense to affiliates	—	—	—	—	—
Foreign currency gains (losses), net	(3,339)	(3)	46,739	—	43,397
Equity in net loss of subsidiary	(36,899)	(35,847)	—	72,746	—

Net (loss) income	(£18,624)	(£36,899)	(£35,847)	£72,746	(£18,624)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

	January 1, 2003

					Consolidated
	Diamond	Diamond			Diamond
Statements of operations	Cable	Holdings	Subsidiaries	Adjustments	Cable

Interest expense to affiliates	(£59,850)	£—	£—	£—	(£59,850)
Fresh start adoption	676,092	47,441	(35,105)	—	688,428
Equity in net loss of subsidiary	12,336	(35,105)	—	22,769	—

Net income (loss)	£628,578	£12,336	(£35,105)	£22,769	£628,578

	June 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
Balance sheets	Cable	Holdings	Subsidiaries	Adjustments	Cable

Current assets	£70	£78	£17,797	£—	£17,945
Investments in and advances to subsidiaries	315,963	470,639	—	(786,602)	—
Fixed and non current assets	—	3,170	497,212	—	500,382

	£316,033	£473,887	£515,009	(£786,602)	£518,327

Current liabilities	£198	£8,153	£33,383	£—	£41,734
Long-term debt	—	159,144	1,614	—	160,758
Due to affiliates	10,000	—	202,127	(202,127)	10,000
Deferred income taxes	921	—	—	—	921
Shareholders’ equity (deficiency)	304,914	306,590	277,885	(584,475)	304,914

Total liabilities and shareholders’ equity (deficiency)	£316,033	£473,887	£515,009	(£786,602)	£518,327

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

	December 31, 2002

					Consolidated
	Diamond	Diamond			Diamond
Balance sheets	Cable	Holdings	Subsidiaries	Adjustments	Cable

Current assets	£238	£239	£28,141	£—	£28,618
Investments in and advances to subsidiaries	315,549	(468,266)	—	152,717	—
Fixed and non current assets	6,169	3,515	553,105	—	562,789

	£321,956	(£464,512)	£581,246	£152,717	£591,407

Current liabilities	£—	£—	£47,682	£—	£47,682
Long-term debt	—	—	—	—	—
Due to affiliates	—	—	1,206,489	(1,206,489)	—
Liabilities subject to compromise	807,653	221,769	—	—	1,029,422
Deferred income taxes	921	—	—	—	921
Shareholders’ equity (deficiency)	(486,618)	(686,281)	(672,925)	1,359,206	(486,618)

Total liabilities and shareholders’ equity (deficiency)	£321,956	(£464,512)	£581,246	£152,717	£591,407

	Six months ended June 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
Statements of cash flows	Cable	Holdings	Subsidiaries	Adjustments	Cable

Net cash (used in) provided by operating activities	£—	(£20,118)	(£12,934)	£20,118	(£12,934)
Investing activities:
(Advances to) repayments from subsidiaries, net	(10,000)	10,118	—	(118)	—
Purchase of property and equipment	—	—	(8,965)	—	(8,965)

Net cash provided by (used in) investing activities	(10,000)	10,118	(8,965)	(118)	(8,965)

Financing activities:
Principal payments	—	—	(145)	—	(145)
Loan payable to affiliates	10,000	10,000	10,000	(20,000)	10,000

Net cash provided by (used in) financing activities	10,000	10,000	9,855	(20,000)	9,855

Decrease in cash	—	—	(12,044)	—	(12,044)
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	(£16)	£—	£124

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

	Six months ended June 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
Statements of cash flows	Cable	Holdings	Subsidiaries	Adjustments	Cable

Net cash (used in) provided by operating activities	(£12,222)	(£10,498)	£15,857	£10,818	£3,955
Investing activities:
(Advances to) repayments from subsidiaries, net	250	10,568	—	(10,818)	—
Purchase of property and equipment	—	—	(10,317)	—	(10,317)

Net cash provided by (used in) investing activities	250	10,568	(10,317)	(10,818)	(10,317)

Financing activities:
Principal payments	—	—	(95)	—	(95)
Capital lease payments	—	—	(89)	—	(89)
Loan payable to affiliates	12,961	—	—	—	12,961

Net cash provided by (used in) financing activities	12,961	—	(184)	—	12,777

Increase in cash	989	70	5,356	—	6,415
Cash and cash equivalents at beginning of period	—	—	4,535	—	4,535

Cash and cash equivalents at end of period	£989	£70	£9,891	£—	£10,950

January 1, 2003

Consolidated
	Diamond	Diamond			Diamond
Statements of cash flows	Cable	Holdings	Subsidiaries	Adjustments	Cable

Net cash (used in) provided by operating activities	£—	£—	£—	£—	£—
Investing activities:
Net cash provided by (used in) investing activities	—	—	—	—	—
Financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—

(Decrease) increase in cash	—	—	—	—	—
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	£12,028	£—	£12,168

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     We are a holding company that holds all of the shares of various companies that operate broadband communications networks for telephone, cable television and Internet services in the United Kingdom. We hold these shares through an intermediate holding company, Diamond Holdings Limited (“Diamond Holdings”).

     NTL’s Completed Restructuring

     We are a wholly owned subsidiary of NTL Incorporated. On May 8, 2002, NTL Incorporated (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries, including us and Diamond Holdings, filed a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL Incorporated and NTL Europe, Inc. Also on May 8, 2002, Diamond Holdings and we filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time NTL Incorporated, our parent company, Diamond Holdings and we, emerged from Chapter 11 reorganization and administration.

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

     Upon consummation of the Plan on January 10, 2003:

     •       our 13-1/4% Senior Discount Notes due 2004, 11-3/4% Senior Discount Notes due 2005 and 10-3/4% Senior Discount Notes due 2007 were acquired by NTL Incorporated and the former holders of these Senior Discount Notes were issued shares of common stock of NTL Incorporated. Subsequently on February 4, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

     •       the Senior Notes issued by Diamond Holdings were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon); and

     •       our 30% Loan Notes were cancelled in exchange for the issuance to NTL Incorporated of one of our ordinary shares.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

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

     On April 16, 2002, the former NTL Incorporated announced that it and the unofficial committee of its public bondholders had reached an agreement in principle on a comprehensive recapitalization of the former NTL group. To implement the proposed recapitalization plan, on May 8, 2002, we, Diamond Holdings, our current parent company then known as NTL Communications Corp. (now NTL Incorporated), the former NTL Incorporated and another of its subsidiaries (collectively referred to in this report as the Debtors) filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the U.S. Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement (referred to as the “DIP facility”) committing to provide a wholly-owned subsidiary of the current NTL Incorporated with up to $500 million in new debt financing (NTL (Delaware), Inc committed to provide up to an additional $130 million under the DIP facility).

     As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of the former NTL Incorporated and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, including the notes issued by us and Diamond Holdings, other than debt of NTL (Triangle) LLC.

     The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, the former NTL Incorporated negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to the current NTL Incorporated and its subsidiaries, including us. The Plan became effective on January 10, 2003 (referred to as the Effective Date), at which time the Debtors emerged from Chapter 11 reorganization. In connection with its emergence from Chapter 11 reorganization, the current NTL Incorporated and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010 (the Exit Notes) on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of the current NTL Incorporated’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, the current NTL Incorporated and its lending banks amended its existing credit facilities.

     Liquidity and Capital Resources

     We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. We are reliant upon the support of NTL and its subsidiaries to continue our operations.

     Although we currently expect that our cash from operations will be sufficient to fund our working capital including our capital expenditures and debt service requirements in the twelve months from July 1, 2003 to June 30, 2004, we expect to require additional cash owing to the timing of our cash flows. We believe that cash and cash equivalents on hand at June 30, 2003 and cash from NTL Incorporated will be sufficient for our cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

     Over the long term, we will continue to require cash to fund our operations, service or repay our remaining debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from our operations and may also need to issue additional debt or equity securities or may need to secure additional bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Description of Indebtedness

Loan Note payable to NTL Incorporated

     On March 31, 2003, we entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. On July 31, 2003, we borrowed a further $16 million. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand, but subordinated to the Diamond Holdings' Senior Notes. NTL has indicated that it does not intend to demand payment on the loan agreement prior to July 1, 2004.

     Diamond Holdings Senior Notes

     In February 1998, Diamond Holdings issued 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 (collectively, the “Senior Notes”). We have guaranteed the Senior Notes as to payment of principal, interest and any other amounts due. In connection with the issuance of the Senior Notes, we terminated our existing bank facility. The Senior Notes are redeemable at Diamond Holdings’ option on or after February 1, 2003.

     As of June 30, 2003, Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1. The Senior Notes are redeemable at Diamond Holdings’ option on or after February 1, 2003.

     Upon consummation of the Plan on January 10, 2003, the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon).

     Contractual Obligations and Commercial Commitments

     We had no significant commercial commitments as of June 30, 2003.

     The following table includes aggregate information about our contractual obligations as of June 30, 2003 and the periods in which payments are due. The following table excludes the repayment of the loan note payable to NTL of £10.0 million as of June 30, 2003 because the loan note does not have a definite due date.

Payments due by period

		Less than			After
Contractual obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	£203.4	£0.3	£0.5	£202.0	£0.6
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	£203.4	£0.3	£0.5	£202.0	£0.6

     Condensed Consolidated Statements of Cash Flows

     We used £12.9 million in cash for our operating activities in the six months ended June 30, 2003. This was principally owing to the payment that we made on emergence from Chapter 11 of the outstanding interest due August 1, 2002, on Diamond Holdings Senior Notes. This interest had accrued from February 1, 2002.

     In the six months ended June 30, 2003, we spent £9.0 million on fixed asset purchases and construction. We will continue to minimize purchases of fixed assets in 2003 in an effort to conserve cash.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     In the six months ended June 30, 2003, we received £10 million from NTL Incorporated. We also made payments on our mortgage loan of £0.1 million as and when they fell due. In the prior period, we received £13 million from our parent company and made payments totaling £0.2 million on our mortgage loan and capital leases.

Selected Operating Data

     We set forth in the following table certain data concerning our franchises at June 30, 2003 and December 31, 2002:

	June 30,	December 31,
	2003	2002

Homes passed (1)	794,000	794,000
Homes marketed (2)	697,544	712,600
Total customers (4)	338,057	331,553
Digital cable subscribers	112,153	107,877
Analog cable subscribers	78,413	87,819
Broadband internet subscribers	114,937	75,826
Dial-up internet subscribers	68,559	80,198
Telephone subscribers	313,478	309,462
Penetration (homes marketed) (3)	48.5%	46.5%
Annualized Churn	12.6%	15.6%

1.	Homes passed is the number of homes that have had ducting buried outside.

2.	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed. Homes marketed at June 30, 2003 reflects an ongoing data cleansing exercise.

3.	Penetration rate is calculated by dividing the number of total customers by the number of homes marketed.

4.	Total customers at December 31, 2002 have been restated to include Master Antenna Television (MATV) customers.

Results of Operations

     We provide a broad range of telecommunication services, including telephony, analog and digital television, Internet access and interactive services. We derive our revenue principally from monthly fees and usage charges. Our packaging and pricing are designed to encourage our customers to use multiple services such as dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

     The principal components of our expenses include (1) costs to connect our network to other networks (referred to as interconnection); (2) television programming costs; (3) payroll and other employee related costs; (4) repairs and maintenance; (5) facility related costs, such as rent, utilities and rates; (6) marketing and selling costs; and (7) provisions for doubtful accounts. A significant portion of our operating costs and all of our selling, general and administrative expenses are charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

     We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

to improve one of the main tools they use to provide customer service. This effort is at a relatively early stage although they have continued to make progress through June 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by the third quarter of 2004. The total project cost is estimated to be approximately £75.0 million, of which NTL has incurred £36.6 million through June 30, 2003. NTL cannot be certain that this project will be successful. If the full integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

     Our plan to control churn and to increase average revenue per customer (referred to as ARPU) includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

     On May 8, 2002, Diamond Holdings and we filed a prearranged joint reorganization plan (the “Plan”) under Chapter 11 of Title 11 of the US Bankruptcy Code. We filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Communications Cable Funding Corp. Also, on May 8, 2002, we filed proceedings for Administration in England. Our operating subsidiaries were not included on the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time we emerged from Chapter 11 reorganization and administration.

     We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

     The emergence from Chapter 11 and the adoption of fresh-start reporting as of January 1, 2003 resulted in the following items of income (expense) that were recognized on that date (in £’000s):

January 1,
2003

Predecessor
company

Interest expense to affiliate	(£59,850)
Fresh-start adoption - intangible assets	78,860
Fresh-start adoption - long-term debt	723,533
Fresh-start adoption - fixed assets	(113,965)

Net income	£628,578

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Three months ended June 30, 2003 and 2002

     We present below summarized consolidated financial information for the three months ended June 30, (in £’000s, “NM” denotes percentage is not meaningful):

	Three months ended
	June 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£46,265	£43,666	2,599	6.0
Operating costs	(20,423)	(22,203)	(1,780)	(8.0)
Selling, general and administrative expenses	(14,814)	(13,566)	1,248	9.2
Other charges	(647)	(23)	624	NM
Depreciation and amortization	(14,713)	(15,385)	(672)	(4.4)

Operating loss	(4,332)	(7,511)	(3,179)	(42.3)
Interest expense	(7,453)	(16,681)	(9,228)	(55.3)
Interest expense to affiliate	(198)	—	198	NM
Interest income	15	86	(71)	(82.6)
Exchange gains	2,323	64,336	(62,013)	(96.4)

Net (loss) income	(£9,645)	£40,230	(49,875)	(124.0)

     Between 2002 and 2003 we have introduced a number of price increases including the introduction of charges for our dial-up internet service (which was previously available without charge) resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the three months ended June 30, 2003 and 2002, we were charged £8.8 million and £10.1 million, respectively for these services.

     Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In the three months ended June 30, 2003 and 2002, we were charged £14.8 million and £13.6 million, respectively, for these services.

     Other charges of £647,000 in 2003 were allocated to us by a subsidiary of NTL and include employee severance and related costs.

     In accordance with SOP 90-7, we adopted fresh-start reporting on January 1, 2003. We engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of our assets. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values. Consequently, depreciation is charged on the revised fair value of the fixed assets over the remaining useful economic life at January 1, 2003. In addition, we are amortizing the fair value of our customer lists over approximately five years.

     Interest expense in the current period represents the interest we incur on Diamond Holdings’ Senior Notes, our mortgage loan and the amortization of the difference between the principal amount of the Senior Notes and their fair value adopted on January 1, 2003. On emergence from Chapter 11, NTL Incorporated acquired our outstanding Discount Notes and subsequently released us from any further obligation to pay interest and/or principal on February 4, 2003. Accordingly, we recorded no interest on our Discount Notes in the three months ended June 30, 2003. In the comparative period, interest expense includes interest on our Discount Notes to May 8, 2002. In accordance with the Plan and SOP 90-7, beginning May 8, 2002 we discontinued accruing interest on our Discount Notes. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     A substantial portion of our existing debt obligations are denominated in U.S. dollars, while our revenues and expenses are generated and stated in UK pounds sterling. During the three months ended June 30, 2003 and 2002, we recognized net foreign exchange gains of £2.3 million and £64.3 million, respectively, primarily owing to the unrealized gains on translation of our Discount Notes and Diamond Holdings’ Senior Notes. Changes in foreign currency exchange rates may affect our ability to satisfy our obligations under these debt instruments as they become due.

     Six months ended June 30, 2003 and 2002

     We present below summarized consolidated financial information for the six months ended June 30, (in £’000s, “NM” denotes percentage is not meaningful):

	Six months ended
	June 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£91,455	£90,196	1,259	1.4
Operating costs	(41,137)	(44,936)	(3,799)	(8.5)
Selling, general and administrative expenses	(29,005)	(28,389)	616	2.2
Other charges	(778)	(30)	748	NM
Depreciation and amortization	(29,126)	(31,065)	(1,939)	(6.2)

Operating loss	(8,591)	(14,224)	(5,633)	(39.6)
Interest expense	(14,956)	(47,978)	(33,022)	(68.8)
Interest expense to affiliate	(29,479)	—	29,479	NM
Interest income	65	181	(116)	(64.1)
Exchange gains	6,109	43,397	(37,288)	(85.9)

Net loss	(£46,852)	(£18,624)	28,228	151.6

     Between 2002 and 2003 we have introduced a number of price increases including the introduction of charges for our dial-up internet service (which was previously available without charge) resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

     Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the six months ended June 30, 2003 and 2002, we were charged £17.5 million and £19.7 million, respectively for these services.

     Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In the six months ended June 30, 2003 and 2002, we were charged £29.0 million and £28.4 million, respectively, for these services.

     Other charges of £778,000 in 2003 were allocated to us by a subsidiary of NTL and include employee severance and related costs.

     In accordance with SOP 90-7, we adopted fresh-start reporting on January 1, 2003. We engaged an independent financial advisor to assist in the determination of the reorganization value (or fair value) of our assets. This determination resulted in the fresh-start reporting adjustments to write-down fixed assets and write-up intangible assets to their fair values.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Consequently, depreciation is charged on the revised fair value of the fixed assets over the remaining useful economic life at January 1, 2003. In addition, we are amortizing the fair value of our customer lists over approximately five years.

     Interest expense in the current period represents the interest we incur on Diamond Holdings’ Senior Notes, our mortgage loan and the amortization of the difference between the principal amount of the Senior Notes and their fair value adopted on January 1, 2003. On emergence from Chapter 11, NTL Incorporated acquired our outstanding Discount Notes and subsequently released us from any further obligation to pay interest and/or principal on February 4, 2003. Accordingly, we have included interest to February 4, 2003 on our Discount Notes and amortization of the difference between the principal amount of our Discount Notes and their fair value adopted on January 1, 2003 within interest payable to affiliates in the six months ended June 30, 2003. In the comparative period, interest expense includes interest on our Discount Notes to May 8, 2002. In accordance with the Plan and SOP 90-7, beginning May 8, 2002 we discontinued accruing interest on our Discount Notes. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim.

     A substantial portion of our existing debt obligations are denominated in U.S. dollars, while our revenues and expenses are generated and stated in UK pounds sterling. During the six months ended June 30, 2003 and 2002, we recognized net foreign exchange gains of £6.1 million and £43.4 million, respectively, primarily owing to the unrealized gains on translation of our Discount Notes and Diamond Holdings’ Senior Notes. Changes in foreign currency exchange rates may affect our ability to satisfy our obligations under these debt instruments as they become due.

     Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. At June 30, 2003, we have no unconsolidated affiliates. Therefore, we do not expect the effectiveness of FIN 46 to impact our financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 is not expected to have a significant effect on our results of operations, financial condition or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 replaced EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity is recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost as defined is recognized at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard did not have a significant effect on the results of our operations, financial condition or cash flows.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard did not have a significant effect on our results of operations, financial condition or cash flows.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

     Certain statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include, among others, those set forth under the caption “Risk Factors” in this Form 10-Q as well as: the impact of our organizational restructuring and integration actions; our ability to maintain contracts that are critical to our operations; potential adverse developments with respect to our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, retain and compensate key executives and associates; our ability to attract and retain customers; general economic and business conditions; technological developments; our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, all in a timely manner at reasonable costs and on satisfactory terms and conditions; assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services; the impact of new business opportunities requiring significant up-front investment; and interest rate and currency exchange rate fluctuations. We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Since 1998, we have not entered into derivative financial instruments.

     Foreign Exchange Risk

     The principal form of market risk to which we are exposed is foreign exchange rate risk. Diamond Holdings’ Senior Notes, which constitute a substantial portion of our existing debt obligations, are denominated in U.S. dollars, while our revenues are generated and stated in UK pounds sterling. In the future, we may from time to time enter into foreign currency contracts based on our assessment of foreign currency market conditions and its effect on our operations and financial condition. Changes in currency exchange rates may have a material effect on the results of our operations and our ability to satisfy our obligations, including obligations under outstanding debt instruments, as they become due.

     Interest Rate Risk

     We are exposed to interest rate risk on the fair market value of our long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     The following table provides information as of June 30, 2003 about our long-term fixed interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	Year ended June 30,							Fair value
								June 30,
	2004	2005	2006	2007	2008	Thereafter	Total	2003

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	$110.0	—	$110.0	$101.8
Average interest rate					9.125%
Average forward exchange rate					0.662
UK Pound
Fixed rate	—	—	—	—	£135.0	—	£135.0	£124.2
Average interest rate					10.0%

ITEM 4. CONTROLS AND PROCEDURES

     (a)  Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL Incorporated*, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of NTL Incorporated have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

     (b)  Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     *    We have no Chief Executive Officer or Chief Financial Officer. Barclay Knapp and Scott E. Schubert are our directors, and are the Chief Executive Officer and Chief Financial Officer, respectively, of NTL Incorporated, our parent company.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

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

     We are an intermediate holding company with no independent operations or significant assets other than investments in and advances to our subsidiaries. We may not generate sufficient cash flow from our operations to fund our operational expenses and interest payments. We may have to meet our cash requirements through debt or equity from NTL Incorporated and other subsidiaries of NTL Incorporated. Thus, we are dependent on NTL’s financial health for our own.

     NTL’s business is very capital intensive and has always required significant amounts of cash. Historically, construction, operating expenditures and interest costs have resulted in negative cash flow. NTL has also incurred and expects to continue to incur substantial losses. NTL cannot be certain that it will achieve or sustain profitability in the future. Failure to achieve profitability could diminish NTL’s ability to meet our cash flow needs, sustain operations, meet financial covenants, obtain additional required funds and make required payments on any indebtedness it has incurred or may incur.

     NTL had net losses for the six months ended June 30, 2003 of $537.2 million, and for the years ended December 31:

•	2002: $2,375.8 million

•	2001: $11,837.0 million (including an asset impairment charge of $8,160.6 million)

•	2000: $2,388.1 million

•	1999: $716.5 million

•	1998: $534.6 million

     As of December 31, 2002, NTL’s accumulated deficit was $18.6 billion.

     Moreover, NTL currently expects that it will require between £5.0 million and £15.0 million to fund its working capital including debt service and capital expenditures, net of cash from operations, in the twelve months from July 1, 2003 to June 30, 2004. NTL believes that its cash and cash equivalents on hand of $594.0 million as of June 30, 2003 will be sufficient for its cash requirements during the twelve months from July 1, 2003 to June 30, 2004.

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

     We are an intermediate holding company with no independent operations or significant assets other than our investments in and advances to our subsidiaries. We depend, in part, upon the receipt of sufficient funds from our subsidiaries to meet our obligations. In addition, the terms of existing and future indebtedness of our subsidiaries and us and the laws of the

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

jurisdictions under which those subsidiaries are organized limit the payment of dividends, loan repayments and other distributions to us under many circumstances.

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

     NTL is, and, for the foreseeable future will continue to be, highly leveraged. As of June 30, 2003, the accreted value of NTL’s total long-term indebtedness less unamortized discount of $6,487.7 million represents 72.3% of its total capitalization.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

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

     We are subject to significant competition in each of our business areas and we expect that competition will intensify - if we are unable to compete successfully, our financial conditions and results of operations could be adversely affected.

     We face significant competition from established and new competitors in each of our businesses. In particular, in two of our three key lines of business - telephony and television - the markets are dominated by our competitors (BT and BSkyB, respectively), who have very large market shares and generally have less financial and operating constraints than we do. Moreover, we may also be required to reduce prices if our competitors reduce prices, or as a result of any other downward pressure on prices for telecommunications services, which could have an adverse effect on us.

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

     NTL remains subject to the risks of successfully integrating the acquisitions through which it has historically grown its business. In particular, NTL is in the process of integrating its various billing and operation platforms - if it does not complete this integration, NTL could experience an adverse effect on its customer service, churn rate and operating costs.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

failures related to billing and collecting revenue from its customers, which, depending on the severity of the failure, could have a material adverse effect on its business.

     Moreover, the integration process has involved a number of internal reorganizations of NTL’s business as NTL continues to strive for better performance. These reorganizations have typically involved, among other things, the termination of employees made redundant as a result of the process. It is likely these internal reorganizations have negatively impacted employee morale. However, the results of the recent employee survey indicated that an increasing number of employees are proud to work for NTL and would recommend NTL as an employer. Negative effects on employee morale can have a negative effect on NTL’s operations generally.

     One of NTL’s key strategies is to control customer churn. However there can be no assurance that NTL will successfully accomplish this or that its churn rate will not increase.

     In order to control churn in the future, we aim to improve customer service. This improvement will be difficult to obtain without an integrated billing system and a customer database across NTL’s entire network. If the integration of NTL’s various billing systems is not successful, it could experience an adverse effect on customer service and, in turn, its churn rate.

     NTL plans to increase its customer base and revenue generating units (referred to in this quarterly report as RGUs) in 2003. If demand for NTL’s products and services is greater than anticipated, its customer service call centers could experience a higher than expected volume of calls. If customer service suffered as a result, it could contribute to churn. NTL’s business plan also includes the migration of its customers from analog to digital service. The migration process could also increase churn levels.

     NTL’s ability to control churn could also be adversely affected by the availability of competing services in the UK, such as the digital satellite and digital terrestrial television services offered by BSkyB and the BBC, and telephone, Internet and broadband services offered by BT. BT and BSkyB have regularly launched strong direct and indirect win-back campaigns to entice NTL’s customers to churn and move to these competing services.

     Another part of our strategy to control churn is to increase take up of broadband services by our existing customers. If this increased level of take up does not materialize we may have difficulties in controlling churn levels, which would adversely impact our results of operations.

     NTL’s prospects will depend in part on its ability to control its costs while maintaining and improving service levels.

     NTL’s prospects will depend in part on its ability to control costs and operate more efficiently, while maintaining and improving existing service levels. In particular, in order to reduce costs we are in the process of negotiating with several of our vendors for better terms under existing and future agreements. We cannot be certain that such negotiations will conclude successfully.

     Failure to market successfully broadband to NTL’s existing customer base will adversely impact NTL’s revenue and results of operations.

     A significant component of NTL’s strategy is to market successfully broadband products to its existing consumer customer base. NTL believes that its “triple play” offering of telephony, broadband access to the Internet and digital television will prove attractive to its existing customer base and allow it to increase its average revenue per user. However, NTL faces significant competition in these markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as the DSL service offered by BT and Freeserve. Additionally, some of NTL’s competitors have substantially greater financial and technical resources than NTL does. If NTL is unable to charge the prices for broadband services that are anticipated in its business plan in response to competition or if NTL’s competition offers a better product to its customers, NTL’s results of operations will be adversely affected.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Our actual results of operations and financial condition may differ from our reported results of operations and financial condition due to the use of estimates and assumptions in the preparation of our financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimates related to the amount of costs to be capitalized in connection with the construction and installation of our network and facilities and estimates related to the value of long-lived assets and goodwill.

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

     NTL’s business is dependent on many sophisticated critical systems, which support all of the various aspects of its operations from its network to its billing and customer service systems. The hardware supporting a large number of critical systems is housed in a relatively small number of locations. If one or more of these locations were to be subject to fire, natural disaster, terrorism, power loss, or other catastrophe, it could have a material adverse effect on and cause irreparable harm to NTL’s business. NTL is currently studying ways to improve its disaster recovery to prevent or mitigate such a potential failure. However, despite any disaster recovery, security and service continuity protection measures NTL has or may in the future undertake, there can be no assurance that these measures will be sufficient. In addition, although NTL builds its network in resilient rings to ensure the continuity of network availability in the event of any damage to its underground fibers, should any ring be cut twice in different locations, it is likely that no transmission signals will be able to pass, which could cause significant damage to NTL’s business. This is especially so in relation to NTL’s Sirius undersea ring connecting the UK to the Republic of Ireland: any simultaneous cut of the Northern and Southern routes would isolate NTL’s Irish networks from its UK networks for an extended period.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

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

     NTL’s broadcast services and carrier telecommunications businesses are dependent upon ITV and other contracts.

     NTL’s broadcast services business has contracts for the provision of television broadcasting transmission services with the ITV national network of 15 affiliated television stations, Channel 4/S4C and Channel 5. The majority of the prices that NTL may charge these companies for transmission services are subject to regulation by the Office of the Director of Telecommunications (referred to in this quarterly report as OFTEL). Although, historically, the ITV companies and Channel 4/S4C have renewed their contracts with NTL, there can be no assurance that they will do so upon expiration of the current contracts, that they will not negotiate terms for provision of transmission services by NTL on a basis less favorable to it or that they would not seek to obtain from third parties a portion of the transmission services that NTL currently provides.

     Other contracts important to NTL’s broadcast services business include a contract for the provision of communication services to the Metropolitan Police. This contract is subject to renewal and there can be no assurance that the renewal will be on the same basis, or that the Metropolitan Police will not seek other parties to provide the services.

     NTL’s carrier services and mobile business has a contract with Orange plc for the design, build and operation of elements of its mobile network. The minimum term of this contract is scheduled to expire in 2006 and there can be no assurance that it will be renewed.

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

     Under the present arrangements for analog broadcast services, one of the parties is the owner, lessor or licensor of each site and the other party is entitled to request a license to use specified facilities at that site. Each site license granted pursuant to the site sharing agreement is for an initial period expiring on December 31, 2005, subject to title to the site and to the continuation in force of the site sharing agreement. Each site sharing agreement provides that, if requested by the sharing party, it will be extended for further periods. Either party may terminate the agreement by giving 5 years’ written notice until December 31, 2005 or at any date that is a date 10 years or a multiple of 10 years after December 31, 2005. With respect to digital broadcast services, NTL and Crown Castle U.K. Ltd. are negotiating a formal arrangement pending finalization of a separate digital site sharing agreement that is envisaged to be on terms similar to the existing analog site sharing agreement. Presently the parties are operating under an informal arrangement pending finalization of the formal arrangement. Although NTL believes that such formalization will be concluded successfully, it cannot be certain of that conclusion.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

     Some provisions of the agreements governing the indebtedness of NTL Incorporated, us and our respective subsidiaries, certain provisions of our respective certificates of incorporation and NTL Incorporated’s stockholder rights plan could delay or prevent transactions involving a change of control of us or NTL Incorporated.

     We and NTL Incorporated may, under some circumstances involving a change of control, be obligated to offer to repurchase substantially all of our respective outstanding notes, and repay other indebtedness (including bank facilities). There can be no assurance that NTL Incorporated, or we, as the case may be, will have available financial resources necessary to repurchase such notes or indebtedness in those circumstances.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED JUNE 30, 2003

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On August 12, 2003, NTL Incorporated announced that Barclay Knapp, President and Chief Executive Officer has decided to step down from this current role. Simon Duffy, who is currently NTL’s Chief Operating Officer, will become Chief Executive Officer effective as of close of business on August 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

31	Certifications of CEO and CFO pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

We filed no reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND CABLE COMMUNICATIONS LIMITED

Date: August 13, 2003	By:	/s/ Barclay Knapp

Barclay Knapp
Director

Date: August 13, 2003	By:	/s/ Scott E. Schubert

Scott E. Schubert
Director