Form 10-Q
period 2003-09-30
DIAMOND CABLE COMMUNICATIONS LTD
filed 2003-11-14
CIK 929649

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ x ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to

Commission File Number 33-83740

DIAMOND CABLE COMMUNICATIONS LIMITED
(Exact name of registrant as specified in its charter)

England and Wales	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NTL House, Bartley Wood Business Park, Hook,
Hampshire, RG27 9UP, England
011 44 1256 752000

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

As of September 30, 2003, there were 59,138,852 shares of the Registrant’s Ordinary Shares of 2.5 pence each outstanding. The Registrant is a wholly owned subsidiary of NTL Incorporated and there is no market for the Registrant’s shares.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ x ] No [ ]

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

INDEX

Page
Number

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and December 31, 2002	1
Condensed Consolidated Statements of Operations for Three and Nine Months Ended September 30, 2003 and 2002 and January 1, 2003 (Unaudited)	2
Condensed Consolidated Statement of Shareholder’s Equity (Deficiency) for the Nine Months Ended September 30, 2003 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and January 1, 2003 (Unaudited)	4
Notes to the Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29
PART II. OTHER INFORMATION
Item 5. Other Information	30
Item 6. Exhibits and Reports on Form 8-K	31
SIGNATURES	32

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(in £’000s)

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

	(Unaudited)	(See Note)
Assets
Current assets
Cash and cash equivalents	£3,265	£12,168
Accounts receivable, less allowance for doubtful accounts of £1,665 (2003) and £2,847 (2002)	16,482	15,952
Other current assets	266	498

Total current assets	20,013	28,618
Fixed assets, net	349,488	486,142
Deferred financing costs, net of accumulated amortization of £695 (2003) and £15,468 (2002)	2,997	9,684
Goodwill	—	66,647
Franchise costs	—	316
Customer list, net of accumulated amortization of £9,421 (2003)	57,140	—
Reorganization value in excess of amounts allocable to identifiable assets	79,262	—

Total assets	£508,900	£591,407

Liabilities and shareholder’s equity (deficiency)
Current liabilities
Accrued expenses	£8,150	£10,542
Interest payable	3,256	—
Deferred revenue	4,929	4,525
Due to affiliates	14,019	30,655
Current portion of long-term debt	252	1,960

Total current liabilities	30,606	47,682
Liabilities subject to compromise	—	1,029,422
Long-term debt, less current portion	162,760	—
Loan from affiliates	19,607	—
Deferred income taxes	921	921
Commitments and contingent liabilities
Shareholder’s equity (deficiency)
Ordinary shares of 2.5p each: 150,000,060 authorized;
59,138,852 (2003) and 59,138,851 (2002) issued and outstanding	1,478	1,478
Additional paid-in capital	350,288	317,506
Accumulated deficit	(56,760)	(805,602)

Total shareholder’s equity (deficiency)	295,006	(486,618)

Total liabilities and shareholder’s equity (deficiency)	£508,900	£591,407

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in £’000s)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

	Reorganized	Predecessor	Reorganized	Predecessor
	company	company	company	company

Revenue	£46,659	£42,965	£138,114	£133,161

Costs and expenses
Operating costs (exclusive of depreciation shown below)	(19,748)	(21,354)	(60,885)	(66,290)
Selling, general and administrative expenses	(14,519)	(13,698)	(43,524)	(42,087)
Other charges	(69)	(2,926)	(847)	(2,956)
Depreciation	(11,839)	(14,873)	(34,685)	(45,938)
Amortization	(3,141)	—	(9,421)	—

	(49,316)	(52,851)	(149,362)	(157,271)

Operating loss	(2,657)	(9,886)	(11,248)	(24,110)
Other income (expense)
Interest expense and amortization of debt discount and expenses	(7,472)	(5,841)	(22,428)	(53,819)
Interest expense to affiliate	(332)	—	(29,811)	—
Interest income	45	164	110	345
Exchange gains	508	26,161	6,617	69,558

	(7,251)	20,484	(45,512)	16,084

Net (loss) income	(£9,908)	£10,598	(£56,760)	(£8,026)

January 1,
2003

Predecessor
company

Interest expense to affiliate	(£59,850)
Fresh-start adoption — intangible assets	78,860
Fresh-start adoption — long-term debt	723,533
Fresh-start adoption — fixed assets	(113,965)

Net income	£628,578

     See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (DEFICIENCY)
(Unaudited)
(in £’000s except number of shares)

				Compre-
			Additional	hensive
	Ordinary		paid-in	income	Accumulated
	shares	Par	capital	(loss)	deficit	Total

Predecessor company
Balance at December 31, 2002	59,138,851	£1,478	£317,506		(£805,602)	(£486,618)
Net income				£628,578	628,578	628,578

Exit transactions	1	—	14,380		—	14,380
Fresh start adjustment	—	—	(177,024)		177,024	—

Reorganized company
Balance at January 1, 2003	59,138,852	1,478	154,862		—	156,340
Release of debt obligations	—	—	195,426		—	195,426
Net loss				(£56,760)	(56,760)	(56,760)

Balance at September 30, 2003	59,138,852	£1,478	£350,288		(£56,760)	£295,006

     See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in £’000s)

	Nine months ended
	September 30,

	2003	2002

	Reorganized	Predecessor
	company	company

Net cash (used in) provided by operating activities	(£16,166)	£12,976

Investing activities
Purchases of fixed assets	(12,528)	(16,717)
Proceeds from disposition of fixed assets	—	31

Net cash used in investing activities	(12,528)	(16,686)

Financing activities
Principal payments	(132)	(218)
Capital lease payments	—	(476)
Loans from affiliate	19,923	12,961
Contributions from NTL Communications Corp.	—	140

Net cash provided by financing activities	19,791	12,407

(Decrease) increase in cash and cash equivalents	(8,903)	8,697
Cash and cash equivalents, beginning of period	12,168	4,535

Cash and cash equivalents, end of period	£3,265	£13,232

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£30,143	£23,598

January 1,
2003
Predecessor
company

Net cash (used in) provided by operating activities	£—

Investing activities
Net cash used in investing activities	—

Financing activities
Net cash provided by financing activities	—

(Decrease) increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	12,168

Cash and cash equivalents, end of period	£12,168

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—

     See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

Organization and Business

We are a limited company incorporated under the laws of England and Wales. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Leicestershire and Nottinghamshire regions of the UK. These interests are held through our subsidiary, Diamond Holdings Limited. We are a wholly owned subsidiary of NTL Incorporated (“NTL”) and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Chapter 11 Reorganization

On May 8, 2002, Diamond Holdings and we filed a prearranged joint reorganization plan (the “Plan”) under Chapter 11 of Title 11 of the US Bankruptcy Code. We filed jointly with NTL Europe, Inc. (formerly NTL Incorporated), NTL (Delaware), Inc., NTL Incorporated (formerly NTL Communications Corp.) and Communications Cable Funding Corp. Also, on May 8, 2002, we filed proceedings for Administration in England. Our operating subsidiaries were not included in the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time we emerged from Chapter 11 reorganization and administration.

Basis of Presentation

We have prepared our accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Our operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying values of assets and liabilities were adjusted. The carrying value of assets was adjusted to their reorganization value that is equivalent to their estimated fair value. The carrying value of liabilities was adjusted to their present value. Since fresh-start reporting materially changed the carrying values recorded in our consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Certain prior period amounts have been reclassified to conform to the current presentation.

Reorganization Value

We engaged an independent financial adviser to assist in the determination of our reorganization value as defined in SOP 90-7. Our independent financial advisor and we determined that our reorganization value was £556.3 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to our operations. Certain factors that were incorporated into the determination of our reorganization value included the following:

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Fresh-Start Reporting

In accordance with SOP 90-7, we adopted fresh-start reporting on January 1, 2003. We adopted fresh-start reporting because the holders of NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of NTL’s voting shares of the emerging company, and because our reorganization value is less than our post-petition liabilities and allowed claims, as shown below (in £’000s):

Allowed claims:
Liabilities subject to compromise	£1,029,422
Post petition liabilities
Current liabilities	47,682
Deferred income taxes	921

1,078,025
Reorganization value	(556,302)

£521,723

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
QUARTER ENDED SEPTEMBER 30, 2003

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Pro Forma Results of Operations

The unaudited condensed consolidated pro forma results of our operations for the three and nine months ended September 30, 2002 assuming we emerged from Chapter 11 reorganization and adopted fresh-start reporting on January 1, 2002 follows (in £’000s). The pro forma results of our operations are not necessarily indicative of the results that would have occurred had we emerged from Chapter 11 reorganization and adopted fresh-start reporting on January 1, 2002, or that might occur in the future.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2002	2002

Total revenue	£42,965	£133,161
Net (loss) income	(£16,652)	(£44,339)

2.	Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

3.	Comprehensive (Loss) Income

Consolidated comprehensive (loss) income for the three months ended September 30, 2003 and 2002 was £9.9 million (loss) and £10.6 million (income), respectively. Consolidated comprehensive (loss) for the nine months ended September 30, 2003 and 2002 was £56.8 million and £8.0 million, respectively.

4.	Fixed assets

Fixed assets consists of (in £000’s):

	Estimated	September 30,	December 31,
	Useful Life	2003	2002

		Reorganized	Predecessor
		company	company

		(unaudited)
Operating equipment	5-30 years	£370,355	£771,778
Other equipment	5-30 years	13,818	24,575
Construction in progress		—	4,742

		384,173	801,095
Accumulated depreciation		(34,685)	(314,953)

		£349,488	£486,142

The change in fixed assets is primarily the result of the £114.0 million reduction in the carrying value upon the adoption of fresh-start reporting as of January 1, 2003.

5.	Intangible assets

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

6.	Liabilities subject to compromise

Liabilities subject to compromise consist of (in £’000s):

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

	(unaudited)
Diamond Cable:
13 1/4% Senior Discount Notes	£—	£177,136
11 3/4% Senior Discount Notes	—	329,887
10 3/4% Senior Discount Notes	—	261,262
Diamond Holdings:
10% Senior Sterling Notes	—	135,000
9 1/8% Senior Notes	—	68,282
Other
30% Loan Note	—	12,117
Accrued interest	—	45,738

	£—	£1,029,422

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, NTL acquired all of our outstanding public notes except for the Diamond Holdings Notes. On February 4, 2003, NTL released us from any further obligations to pay interest and/or principal on the Diamond Cable Notes. The Diamond Holdings Notes remain outstanding.

7.	Long-term debt

Long-term debt consists of the following Notes payable (in £000’s):

	September 30,	December 31,
	2003	2002

	Reorganized	Predecessor
	company	company

	(unaudited)
10% Senior Sterling Notes, less unamortized discount of £23,016 (2003)	£111,984	£—
9 1/8% Senior Notes, less unamortized discount of £16,925 (2003)	49,200	—
Mortgage loan	1,828	1,960

	163,012	1,960
Less current portion	(252)	(1,960)

	£162,760	£—

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

8.	Related Party Transactions

On March 31, 2003, we entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. On July 31, 2003, we borrowed a further $16 million. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand, but are subordinated to Diamond Holdings’ Senior Notes. NTL has indicated that it does not intend to demand payment on the loan agreement prior to October 1, 2004.

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

The related charges, which began in the fourth quarter of 1999, represent our portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. We were charged £69.3 million, and £70.5 million for the nine months ended September 30, 2003 and 2002, respectively. For 2003, £25.8 million was included in operating costs and £43.5 million was included in selling, general and administrative expense. For 2002, £28.4 million was included in operating costs and £42.1 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had we operated as an unaffiliated entity. In the opinion of our management, the allocation method is reasonable.

In the nine months ended September 30, 2003, we were also charged £0.8 million representing our proportion of the costs of NTL’s internal restructuring. These costs included severance and other employee related costs. Restructuring charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

As of September 30, 2003 and December 31, 2002, the due to affiliates balance includes payments made to third parties on our behalf by a subsidiary of NTL. We have reduced direct transactions with third parties as a result of our continued integration with NTL. We have therefore had our liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on our behalf represent directly attributable expenses incurred by us.

9.	Commitments and Contingent Liabilities

As of September 30, 2003, we had no significant commercial commitments.

We are involved in certain disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operations or cash flows.

10.	Condensed Consolidating Financial Statements

On February 6, 1998, our subsidiary, Diamond Holdings, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $109.9 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). We have fully and unconditionally guaranteed the 1998 Notes as to principal, interest and other amounts due. We have no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to us except for funds to pay interest on our notes and £5.0 million annually. We present the following condensed consolidating financial information as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003, on January 1, 2003 and three and nine months ended September 30, 2002 as required by Article 3-10(c) of Regulation S-X.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

	Three months ended September 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of operations
Revenue	£—	£—	£46,659	£—	£46,659

Costs and expenses
Operating costs	—	—	(19,748)	—	(19,748)
Selling, general and administrative expenses	—	—	(14,519)	—	(14,519)
Other charges	—	—	(69)	—	(69)
Depreciation and amortization	—	—	(14,980)	—	(14,980)

	—	—	(49,316)	—	(49,316)

Operating loss	—	—	(2,657)	—	(2,657)
Other income (expense)
Interest expense and amortization of debt discount and expenses	—	(7,448)	(24)	—	(7,472)
Interest expense to affiliate	(332)	—	(5,061)	5,061	(332)
Interest income	346	4,715	45	(5,061)	45
Exchange gains (losses)	431	(650)	727	—	508
Equity in net loss of subsidiaries	(10,353)	(6,970)	—	17,323	—

Net (loss) income	(£9,908)	(£10,353)	(£6,970)	£17,323	(£9,908)

	Three months ended September 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of operations
Revenue	£—	£—	£42,965	£—	£42,965

Costs and expenses
Operating costs	—	—	(21,354)	—	(21,354)
Selling, general and administrative expenses	—	—	(13,698)	—	(13,698)
Other charges	(1,175)	(1,174)	(577)	—	(2,926)
Depreciation and amortization	—	—	(14,873)	—	(14,873)

	(1,175)	(1,174)	(50,502)	—	(52,851)

Operating loss	(1,175)	(1,174)	(7,537)	—	(9,886)
Other income (expense)
Interest expense and amortization of debt discount and expenses	(753)	(5,061)	(32,107)	32,080	(5,841)
Interest expense to affiliate	—	—	—	—	—
Interest income	27,469	4,611	164	(32,080)	164
Exchange gains (losses)	(1,975)	(7)	28,143	—	26,161
Equity in net loss of subsidiaries	(12,968)	(11,337)	—	24,305	—

Net (loss) income	£10,598	(£12,968)	(£11,337)	£24,305	£10,598

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

	Nine months ended September 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of operations
Revenue	£—	£—	£138,114	£—	£138,114

Costs and expenses
Operating costs	—	—	(60,885)	—	(60,885)
Selling, general and administrative expenses	—	—	(43,524)	—	(43,524)
Other charges	—	—	(847)	—	(847)
Depreciation and amortization	—	—	(44,106)	—	(44,106)

	—	—	(149,362)	—	(149,362)

Operating loss	—	—	(11,248)	—	(11,248)
Other income (expense)
Interest expense and amortization of debt discount and expenses	—	(22,353)	(75)	—	(22,428)
Interest expense to affiliate	(29,811)	—	(17,881)	17,881	(29,811)
Interest income	3,799	14,082	110	(17,881)	110
Exchange gains (losses)	5,022	16	1,579	—	6,617
Equity in net loss of subsidiaries	(35,770)	(27,515)	—	63,285	—

Net (loss) income	(£56,760)	(£35,770)	(£27,515)	£63,285	(£56,760)

	Nine months ended September 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of operations
Revenue	£—	£—	£133,161	£—	£133,161

Costs and expenses
Operating costs	—	—	(66,290)	—	(66,290)
Selling, general and administrative expenses	—	—	(42,087)	—	(42,087)
Other charges	(1,190)	(1,189)	(577)	—	(2,956)
Depreciation and amortization	—	—	(45,938)	—	(45,938)

	(1,190)	(1,189)	(154,892)	—	(157,271)

Operating loss	(1,190)	(1,189)	(21,731)	—	(24,110)
Other income (expense)
Interest expense and amortization of debt discount and expenses	(38,083)	(15,618)	(100,680)	100,562	(53,819)
Interest expense to affiliate	—	—	—	—	—
Interest income	86,428	14,134	345	(100,562)	345
Exchange gains (losses)	(5,314)	(10)	74,882	—	69,558
Equity in net loss of subsidiaries	(49,867)	(47,184)	—	97,051	—

Net (loss) income	(£8,026)	(£49,867)	(£47,184)	£97,051	(£8,026)

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

	January 1, 2003

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of operations
Interest expense to affiliate	(£59,850)	£—	£—	£—	(£59,850)
Fresh start adoption	676,092	47,441	(35,105)	—	688,428
Equity in net loss of subsidiaries	12,336	(35,105)	—	22,769	—

Net income (loss)	£628,578	£12,336	(£35,105)	£22,769	£628,578

	September 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Balance sheet
Current assets	£—	£—	£20,013	£—	£20,013
Investments in and advances to subsidiaries	316,060	457,680	—	(773,740)	—
Fixed and non current assets	—	2,997	485,890	—	488,887

	£316,060	£460,677	£505,903	(£773,740)	£508,900

Current liabilities	£526	£3,256	£26,824	£—	£30,606
Long-term debt	—	161,184	1,576	—	162,760
Due to affiliates	19,607	—	206,588	(206,588)	19,607
Deferred income taxes	921	—	—	—	921
Shareholder’s equity (deficiency)	295,006	296,237	270,915	(567,152)	295,006

Total liabilities and shareholder’s equity (deficiency)	£316,060	£460,677	£505,903	(£773,740)	£508,900

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

	December 31, 2002

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(in £'000s)
Balance sheet
Current assets	£238	£239	£28,141	£—	£28,618
Investments in and advances to subsidiaries	315,549	(468,266)	—	152,717	—
Fixed and non current assets	6,169	3,515	553,105	—	562,789

	£321,956	(£464,512)	£581,246	£152,717	£591,407

Current liabilities	£—	£—	£47,682	£—	£47,682
Long-term debt	—	—	—	—	—
Due to affiliates	—	—	1,206,489	(1,206,489)	—
Liabilities subject to compromise	807,653	221,769	—	—	1,029,422
Deferred income taxes	921	—	—	—	921
Shareholder’s equity (deficiency)	(486,618)	(686,281)	(672,925)	1,359,206	(486,618)

Total liabilities and shareholder’s equity (deficiency)	£321,956	(£464,512)	£581,246	£152,717	£591,407

	Nine months ended September 30, 2003

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of cash flows
Net cash (used in) provided by operating activities	£—	(£30,068)	(£6,103)	£20,005	(£16,166)
Investing activities:
(Advances to) repayments from subsidiaries, net	(19,993)	10,075	—	9,918	—
Purchases of fixed assets	—	—	(12,528)	—	(12,528)

Net cash provided by (used in) investing activities	(19,993)	10,075	(12,528)	9,918	(12,528)

Financing activities:
Principal payments	—	—	(132)	—	(132)
Loans from affiliate	19,923	19,923	10,000	(29,923)	19,923

Net cash provided by (used in) financing activities	19,923	19,923	9,868	(29,923)	19,791

Decrease in cash and cash equivalents	(70)	(70)	(8,763)	—	(8,903)
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£—	£—	£3,265	£—	£3,265

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

	Nine months ended September 30, 2002

					Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

	(unaudited) (in £'000s)
Statement of cash flows
Net cash (used in) provided by operating activities	(£13,246)	(£10,568)	£25,937	£10,853	£12,976
Investing activities:
(Advances to) repayments from subsidiaries, net	215	10,568	—	(10,783)	—
Purchases of fixed assets	—	—	(16,717)	—	(16,717)
Proceeds from disposition of fixed assets	—	—	31	—	31

Net cash provided by (used in) investing activities	215	10,568	(16,686)	(10,783)	(16,686)

Financing activities:
Principal payments	—	—	(218)	—	(218)
Capital lease payments	—	—	(476)	—	(476)
Loans from affiliate	12,961	—	—	—	12,961
Contributions from NTL Communications Corp.	140	70	—	(70)	140

Net cash provided by (used in) financing activities	13,101	70	(694)	(70)	12,407

Increase in cash and cash equivalents	70	70	8,557	—	8,697
Cash and cash equivalents at beginning of period	—	—	4,535	—	4,535

Cash and cash equivalents at end of period	£70	£70	£13,092	£—	£13,232

January 1, 2003

Consolidated
	Diamond	Diamond			Diamond
	Cable	Holdings	Subsidiaries	Adjustments	Cable

(unaudited) (in £'000s)
Statement of cash flows
Net cash (used in) provided by operating activities	£—	£—	£—	£—	£—
Investing activities:
Net cash provided by (used in) investing activities	—	—	—	—	—
Financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	£12,028	£—	£12,168

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

We are a limited company incorporated under the laws of England and Wales. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Leicestershire and Nottinghamshire regions of the UK. These interests are held through our subsidiary, Diamond Holdings Limited. We are a wholly owned subsidiary of NTL Incorporated, or NTL, and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Selected Operating Data

We set forth in the following table certain data concerning our franchises at September 30, 2003 and December 31, 2002:

	September 30,	December 31,
	2003	2002

Homes passed (1)	794,000	794,000
Homes marketed (2)	701,006	712,600
Total customers (4)	343,405	331,553
Digital cable subscribers	113,487	107,877
Analog cable subscribers	77,465	87,819
Broadband Internet subscribers	125,398	75,826
Dial-up Internet subscribers	66,657	80,198
Telephone subscribers	315,956	309,462
Penetration (homes marketed) (3)	49.0%	46.5%
Annualized Churn	12.6%	15.6%

(1)	Homes passed is the number of homes that have had ducting buried outside.

(2)	Homes marketed is the number of homes for which the initial marketing phase (including door to door direct marketing) has been completed. Homes marketed at September 30, 2003 reflects an ongoing data cleansing exercise.

(3)	Penetration rate is calculated by dividing the number of total customers by the number of homes marketed.

(4)	Total customers at December 31, 2002 have been restated to include Master Antenna Television (MATV) customers.

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our operating and selling, general and administrative expenses include (1) payroll and other employee related costs; (2) interconnection costs paid to other carriers related to telephone services; (3) television programming costs; (4) marketing and selling costs; (5) repairs and maintenance; (6) facility related costs, such as rent, utilities and rates; and (7) provisions for bad debt. A significant portion of our operating costs and all of our selling, general and administrative expenses are charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

We continue to focus on improving our customer service and increasing our service offering to customers in an effort to curtail and control churn. NTL is in the process of integrating its various billing systems and customer databases in an effort to improve one of the main tools it uses to provide customer service. This effort is at a relatively early stage although NTL has continued to make progress through September 30, 2003. Although the new system does not yet support NTL’s full suite of services, NTL expects to complete the project substantially by late 2004. The total project cost is estimated to be approximately £75 million, of which NTL has incurred £46 million through September 30, 2003. If the integration is not successful, we could experience an adverse effect on our customer service, our churn rate and our share of the costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenue from our customers, which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Our plan to control churn and to increase average revenue per customer, referred to as ARPU, includes an increase in broadband services to our existing customers. We believe that our triple play offering of telephony, broadband access to the Internet and digital television will continue to prove attractive to our existing customer base, which will result in higher ARPU as revenues per existing customer increase. However, there is still significant competition in our markets, through digital satellite and digital terrestrial television and through alternative Internet access media, such as DSL offered by BT. If in the future we are unable to charge the prices for these services that we anticipate in our business plan in response to competition or if our competition is able to attract our customers, our results of operations will be adversely affected.

Three months ended September 30, 2003 and 2002

We present below summarized consolidated financial information for the three months ended September 30, (in £’000s, “NM” denotes percentage is not meaningful):

	Three months ended
	September 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£46,659	£42,965	3,694	8.6
Operating costs	(19,748)	(21,354)	(1,606)	(7.5)
Selling, general and administrative expenses	(14,519)	(13,698)	821	6.0
Other charges	(69)	(2,926)	(2,857)	(97.6)
Depreciation and amortization	(14,980)	(14,873)	107	0.7

Operating loss	(2,657)	(9,886)	(7,229)	(73.1)
Interest expense	(7,472)	(5,841)	1,631	27.9
Interest expense to affiliate	(332)	—	332	NM
Interest income	45	164	(119)	(72.6)
Exchange gains	508	26,161	(25,653)	(98.1)

Net (loss) income	(£9,908)	£10,598	(20,506)	(193.5)

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

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the three months ended September 30, 2003 and 2002, we were charged £8.3 million and £8.7 million, respectively for these services.

Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In the three months ended September 30, 2003 and 2002, we were charged £14.5 million and £13.7 million, respectively, for these services.

Other charges of £69,000 in 2003 were allocated to us by a subsidiary of NTL and include employee severance and related costs. Other charges of £2.9 million in 2002 include recapitalization items of £2.4 million incurred in connection with the reorganization under Chapter 11 and £577,000 of costs related to NTL’s restructuring of operations.

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

Interest expense in the current period represents the interest we incur on Diamond Holdings’ Senior Notes, our mortgage loan and the amortization of the difference between the principal amount of the Senior Notes and their fair value adopted on January 1, 2003. On emergence from Chapter 11, NTL acquired our outstanding Discount Notes and subsequently released us from any further obligation to pay interest and/or principal on February 4, 2003. Accordingly, we recorded no interest on our Discount Notes in the three months ended September 30, 2003. In the comparative period, interest expense includes only interest on Diamond Holding’s Senior Notes and the mortgage loan. In accordance with the Plan and SOP 90-7, beginning May 8, 2002, we discontinued accruing interest on our Discount Notes. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim.

Interest expense to affiliate relates to the interest charged on the outstanding amounts borrowed under the loan agreement with NTL.

A substantial portion of our existing debt obligations are denominated in U.S. dollars, while our revenues and expenses are generated and stated in UK pounds sterling. During the three months ended September 30, 2003 and 2002, we recognized net foreign exchange gains of £0.5 million and £26.2 million, respectively, primarily owing to the unrealized gains on translation of our Discount Notes and Diamond Holdings’ 9 1/8% Senior Notes. Changes in foreign currency exchange rates may affect our ability to satisfy our obligations under these debt instruments as they become due.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Nine months ended September 30, 2003 and 2002

We present below summarized consolidated financial information for the nine months ended September 30, (in £’000s, “NM” denotes percentage is not meaningful):

	Nine months ended
	September 30,		Increase (decrease)

	2003	2002	£	%

Revenues	£138,114	£133,161	4,953	3.7
Operating costs	(60,885)	(66,290)	(5,405)	(8.2)
Selling, general and administrative expenses	(43,524)	(42,087)	1,437	3.4
Other charges	(847)	(2,956)	(2,109)	(71.3)
Depreciation and amortization	(44,106)	(45,938)	(1,832)	(4.0)

Operating loss	(11,248)	(24,110)	(12,862)	(53.3)
Interest expense	(22,428)	(53,819)	(31,391)	(58.3)
Interest expense to affiliate	(29,811)	—	29,811	NM
Interest income	110	345	(235)	(68.1)
Exchange gains	6,617	69,558	(62,941)	(90.5)

Net loss	(£56,760)	(£8,026)	48,734	607.2

Between 2002 and 2003 we have introduced a number of price increases including the introduction of charges for our dial-up Internet service, which was previously available without charge, resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Over the respective periods, we have seen a reduction in our operating costs. We have benefited from the efficiencies that NTL has gained in the network and negotiated reductions in the costs of interconnection and television programming. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephony network for carriage of our telephony traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services. In the nine months ended September 30, 2003 and 2002, we were charged £25.8 million and £28.4 million, respectively for these services.

Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. In the nine months ended September 30, 2003 and 2002, we were charged £43.5 million and £42.1 million, respectively, for these services.

Other charges of £847,000 in 2003 were allocated to us by a subsidiary of NTL and include employee severance and related costs. Other charges of £3.0 million in 2002 include recapitalization items of £2.4 million incurred in connection with the reorganization under Chapter 11 and £577,000 of costs related to NTL’s restructuring of operations.

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

Interest expense in the current period represents the interest we incur on Diamond Holdings’ Senior Notes, our mortgage loan and the amortization of the difference between the principal amount of the Senior Notes and their fair value adopted on January 1, 2003. On emergence from Chapter 11, NTL acquired our outstanding Discount Notes and subsequently released us from any further obligation to pay interest and/or principal on February 4, 2003. Accordingly, we have included interest to February 4, 2003 on our Discount Notes and amortization of the difference between the principal amount of our Discount Notes and their fair value adopted on January 1, 2003 within interest payable to affiliates in the nine months ended September 30, 2003. In the comparative period, interest expense includes interest on our Discount Notes to May 8, 2002. In accordance with the Plan and SOP 90-7, beginning May 8, 2002 we discontinued accruing interest on our Discount Notes. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Interest expense to affiliate relates to the interest charged on the outstanding amounts borrowed under the loan agreement with NTL and the interest to February 4, 2003 on our Discount Notes and amortization of the difference between the principal amount of our Discount Notes and their fair value adopted on January 1, 2003.

A substantial portion of our existing debt obligations are denominated in U.S. dollars, while our revenues and expenses are generated and stated in UK pounds sterling. During the nine months ended September 30, 2003 and 2002, we recognized net foreign exchange gains of £6.6 million and £69.6 million, respectively, primarily owing to the unrealized gains on translation of our Discount Notes and Diamond Holding’s 9 1/8% Senior Notes. Changes in foreign currency exchange rates may affect our ability to satisfy our obligations under these debt instruments as they become due.

Condensed Consolidated Statements of Cash Flows

We used £16.2 million in cash for our operating activities in the nine months ended September 30, 2003. This was principally owing to the payment that we made on emergence from Chapter 11 of the outstanding interest due August 1, 2002, on Diamond Holdings Senior Notes. This interest had accrued from February 1, 2002.

In the nine months ended September 30, 2003, we spent £12.5 million on fixed asset purchases, including connecting new customers to our networks.

In the nine months ended September 30, 2003, we received £19.9 million from NTL. We also made payments on our mortgage loan of £0.1 million as and when they fell due. In the prior period, we received £13.1 million from our parent company and made payments totaling £0.7 million on our mortgage loan and capital leases.

Liquidity and Capital Resources

We have historically incurred operating losses and negative operating cash flow. In addition, we required and expect to continue to require significant amounts of capital to finance construction of our networks, connection of customers to the networks, other capital expenditures and for working capital needs including debt service requirements. We are reliant on the support of NTL and its subsidiaries to continue our operations.

Although we currently expect that our cash from operations will be sufficient to fund our working capital including our capital expenditures and debt service requirements in the twelve months from October 1, 2003 to September 30, 2004, we expect to require additional cash owing to the timing of our cash flows. We believe that cash and cash equivalents on hand at September 30, 2003 and cash from NTL will be sufficient for our cash requirements during the twelve months from October 1, 2003 to September 30, 2004.

Over the long term, we will continue to require cash to fund our operations, service or repay our remaining debt and implement our strategy. In order to fund these requirements, we anticipate that we will use cash flow from our operations and may also need to issue additional debt or equity securities or may need to secure bank financing. Given the restrictions on incurring additional debt that are in the indentures governing our outstanding notes, there can be no assurance that these sources of funds will be available to us.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Description of Indebtedness

Loan Note payable to NTL Incorporated

On March 31, 2003, we entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. On July 31, 2003, we borrowed a further $16 million. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand, but subordinated to the Diamond Holdings’ Senior Notes. NTL has indicated that it does not intend to demand payment on the loan agreement prior to October 1, 2004.

Diamond Holdings Senior Notes

In February 1998, Diamond Holdings issued 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008, collectively referred to as the Senior Notes. We have guaranteed the Senior Notes as to payment of principal, interest and any other amounts due. In connection with the issuance of the Senior Notes, we terminated our existing bank facility. The Senior Notes are redeemable at Diamond Holdings’ option on or after February 1, 2003.

As of September 30, 2003, Diamond Holdings has £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $109.9 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1. The Senior Notes are redeemable at Diamond Holdings’ option on or after February 1, 2003.

Upon consummation of the Plan on January 10, 2003, the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid, with accrued interest thereon.

Contractual Obligations and Commercial Commitments

We had no significant commercial commitments as of September 30, 2003.

The following table includes aggregate information about our contractual obligations as of September 30, 2003 and the periods in which payments are due. The following table excludes the repayment of the amounts borrowed under the loan agreement with NTL of £19.6 million as of September 30, 2003 because the loans do not have a definite due date.

Payments due by period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual obligations
Long-term debt	£203.0	£0.3	£0.5	£201.6	£0.6
Capital lease obligations	—	—	—	—	—
Operating leases	—	—	—	—	—
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	£203.0	£0.3	£0.5	£201.6	£0.6

NTL’s Completed Restructuring

On May 8, 2002, NTL (then known as NTL Communications Corp.), NTL Europe, Inc. (then known as NTL Incorporated and the former parent company of NTL Communications Corp.) and certain of their subsidiaries, including us and Diamond Holdings, filed a pre-arranged joint reorganization plan, referred to in this Report as the Plan, under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL and NTL Europe. Also on May 8, 2002, Diamond Holdings and we filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time NTL, Diamond Holdings and we, emerged from Chapter 11 reorganization and administration.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Pursuant to the Plan, NTL Europe and its subsidiaries and affiliates were split into two separate groups, and NTL and NTL Europe each emerged as independent public companies. NTL became the holding company for NTL Europe’s principal UK and Ireland assets, and NTL Europe became the holding company for its continental European and certain other assets. We are no longer affiliated with NTL Europe.

Upon consummation of the Plan on January 10, 2003:

•	Our 13-1/4% Senior Discount Notes due 2004, 11-3/4% Senior Discount Notes due 2005 and 10-3/4% Senior Discount Notes due 2007 were acquired by NTL and the former holders of these Senior Discount Notes were issued shares of common stock of NTL. Subsequently on February 4, 2003, we were released from any further obligations to pay interest and/or principal on such notes.

•	The Senior Notes issued by Diamond Holdings were reinstated and accrued interest due but not paid on August 1, 2002 was paid (with accrued interest thereon).

•	Our 30% Loan Notes were cancelled in exchange for the issuance to NTL of one of our ordinary shares.

Background of Restructuring

Both the equity and debt capital markets experienced periods of significant volatility in 2001 and 2002, particularly for securities issued by telecommunications and technology companies. As a result, the ability of our former ultimate parent company, NTL Europe and its subsidiaries, including us, to access those markets as well as its ability to obtain financing from its bank lenders and equipment suppliers became severely restricted. In addition, NTL Europe and its subsidiaries, including us, had no further funds available, or were unable to draw upon funds under their credit facilities. As a result of these factors, together with its substantial leverage, on January 31, 2002, NTL Europe announced that it had appointed professional advisors to advise on strategic and recapitalization alternatives to strengthen its balance sheet, reduce debt and put an appropriate capital structure in place for its business.

Promptly upon obtaining the requisite waivers from the lenders under its credit facilities, in March 2002, NTL Europe commenced negotiations with a steering committee of the unofficial committee of its bondholders and the committee’s legal and financial advisors.

NTL Europe and its subsidiaries, including us, failed to make interest payments on some of our and their outstanding notes starting on April 1, 2002. NTL Europe also failed to declare or pay dividends on certain series of its outstanding preferred stock, due to a lack of available surplus under Delaware law.

On April 16, 2002, NTL Europe announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the NTL Europe group. To implement the proposed recapitalization plan, on May 8, 2002, we, Diamond Holdings, NTL, NTL Europe and another of its subsidiaries, collectively referred to in this report as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to as the DIP facility, committing to provide NTL with up to $500 million in new debt financing.

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of NTL Europe and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, including the notes issued by us and Diamond Holdings, other than debt of NTL (Triangle) LLC.

The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, NTL Europe negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL and its subsidiaries, including us. The Plan became effective on January 10, 2003, or the Effective Date, at which time the Debtors emerged from Chapter 11 reorganization. In connection with its emergence from Chapter 11 reorganization, NTL and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010, or the Exit Notes, on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of NTL’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility (which was repaid on the Effective Date) and to purchase from NTL (Delaware), Inc. a £90 million note of NTL (UK) Group Inc. and to repay certain other obligations. Also on January 10, 2003, NTL and its lending banks amended its existing credit facilities.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Fresh start reporting

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
QUARTER ENDED SEPTEMBER 30, 2003

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Various statements contained herein constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in NTL’s Form 8-K filed on November 3, 2003, for example:

•	potential adverse developments with respect to NTL’s and our liquidity or results of operations;

•	NTL’s significant debt payments commencing in 2005 and its and our other contractual commitments coming due over the next several years;

•	NTL’s and our ability to fund and execute its and our business plan;

•	the impact of new business opportunities requiring significant up-front investments;

•	our ability to attract and retain customers, increase our overall market penetration and react to competition from providers of alternative services;

•	NTL’s ability to integrate its billing systems;

•	NTL’s significant management changes;

•	NTL’s and our ability to develop and maintain back-up for its critical systems;

•	our ability to respond adequately to technological developments;

•	NTL’s and our ability to maintain contracts that are critical to our operations;

•	our ability to continue to design networks, install facilities, obtain and maintain any required governmental licenses or approvals and finance construction and development, in a timely manner at reasonable costs and on satisfactory terms and conditions;

•	interest rate and currency exchange rate fluctuations;

•	the impact of NTL’s recent reorganization and subsequent organizational restructuring; and

•	risks related to NTL’s rights offering.

We assume no obligation to update the forward-looking statements contained herein to reflect actual results, changes in assumptions or changes in factors affecting these statements.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have a significant effect on our results of operations, financial condition or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” which requires variable interest entities to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. The implementation of this interpretation is not expected to have a significant effect on our results of operations, financial condition or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a significant effect on our results of operations, financial condition or cash flows.

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

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for us on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible fixed assets and the associated asset retirement costs. The adoption of this standard has not had a significant impact on our results of operations, financial condition or cash flows.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

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

The following table provides information as of September 30, 2003 about our long-term fixed interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates. The following table excludes the amounts borrowed under the loan agreement with NTL of £19.6 million as of September 30, 2003.

Interest Rate Sensitivity
Principal Amount by Expected Maturity
Average Interest Rate

	Three months
	ending	Year ending December 31,						Fair Value
	December 31,							September 30,
	2003	2004	2005	2006	2007	Thereafter	Total	2003

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	—	$109.9	$109.9	$108.8
Average interest rate						9.125%
Average forward exchange rate						0.662
UK Pound
Fixed rate	—	—	—	—	—	£135.0	£135.0	£131.0
Average interest rate						10.0%

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL *, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer of NTL have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

*	We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our directors, and the latter is the Chief Financial Officer of NTL.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Officers and Directors

Barclay Knapp ceased employment with NTL as its president and chief executive officer and resigned as a director as of August 15, 2003. Mr. Knapp serves as a consultant to NTL through December 31, 2003. Simon P. Duffy replaced Mr. Knapp as NTL’s chief executive officer. Mr. Duffy has served as NTL’s chief operating officer since March 2003.

On September 16, 2003, Charles Gallagher was appointed to NTL’s board of directors as a non-executive director.

Rights Offering

On September 26, 2003, NTL filed a registration statement on Form S-1 (Registration No. 333-109194) with the Commission relating to a proposed common stock rights offering. On November 4, 2003, NTL declared a dividend to stockholders of record of its common stock as of close of business on November 7, 2003, at no charge, of 0.702243 transferable rights for each share of its common stock they hold on the record date. Each right entitles stockholders to purchase one share at a purchase price of $40.00. In addition, in the event all rights are not exercised, holders of rights may purchase additional shares through the exercise of an over subscription privilege. The rights offering period will expire on November 17, 2003.

If all rights are exercised, NTL will issue 35,750,000 shares and receive gross proceeds of $1,430.0 million. NTL expects to use the net proceeds of approximately $1,370.0 million to:

•	repay in full all obligations under the Exit Notes of $599.7 million. This amount reflects:

•	$502.8 million, the accreted value of the Exit Notes as of September 30, 2003,

•	$50.5 million, the accreted value as of September 30, 2003 of the additional Exit Notes used to make the July 1, 2003 interest payment,

•	$29.2 million, the accrued interest outstanding on the Exit Notes and additional Exit Notes as of September 30, 2003, plus,

•	$17.2 million, the accrued interest and the increase in accreted value through the redemption date of the Exit Notes and the additional Exit Notes outstanding as of September 30, 2003;

•	pay approximately $616.2 million, representing 80% of the net proceeds remaining after repayment of the Exit Notes as required under NTL’s senior credit and working capital facilities, together with cash on hand of $69.1 million, as permanent repayment in full of all of NTL’s obligations under its working capital facility;

•	transfer by inter-company funding of $102.7 million to NTL’s subsidiary NTL Communications Ltd. and some of its subsidiaries as required by NTL’s senior credit and working capital facilities, representing two-thirds of the net proceeds remaining after repayment of the Exit Notes and a repayment of a portion of the principal amount of its working capital facility as described above; and

•	the balance for general corporate purposes.

Two of NTL’s stockholders, W.R. Huff Asset Management Co., L.L.C. and Franklin Mutual Advisers, have agreed to exercise all of the rights to be distributed to them, subject to customary conditions. These stockholders, who owned in the aggregate approximately 21.3% of NTL’s outstanding shares as of September 30, 2003, will purchase 7,626,309 shares as a result of the exercise of their rights. The rights offering is being underwritten by Deutsche Bank Securities Inc, Goldman, Sachs & Co. and J.P. Morgan Securities Inc. as lead underwriters and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston LLC and UBS Securities LLC as co-managers. The underwriters have committed to purchase up to 28,123,691 of the shares at the same purchase price to be paid by stockholders, subject to customary conditions.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

31	Certifications of CEO and CFO* pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certification of CEO and CFO* pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     We filed no reports on Form 8-K during the quarter ended September 30, 2003.

* We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our Directors and the latter is the Chief Financial Officer of NTL.

DIAMOND CABLE COMMUNICATIONS LIMITED
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	DIAMOND CABLE COMMUNICATIONS LIMITED

	By:	/s/ Robert Mackenzie

Robert Mackenzie Director and Secretary

Date: November 14, 2003	By:	/s/ Scott E. Schubert

Scott E. Schubert Director

Exhibit 31

CERTIFICATIONS

I, Robert Mackenzie, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diamond Cable Communications Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Robert Mackenzie

Robert Mackenzie Director and Secretary*

     *We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our Directors and the latter is the Chief Financial Officer of NTL.

Exhibit 31

CERTIFICATIONS

I, Scott E. Schubert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Diamond Cable Communications Limited;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	/s/ Scott E. Schubert

Scott E. Schubert Director*

     *We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our Directors and the latter is the Chief Financial Officer of NTL.

Exhibit 32

CERTIFICATION OF CEO AND CFO PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Diamond Cable Communications Limited (the “Company”) for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), Robert Mackenzie and Scott E. Schubert, as Directors of the Company, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert Mackenzie

Name: Robert Mackenzie
Title: Director and Secretary*
Date: November 14, 2003

/s/ Scott E. Schubert

Name: Scott E. Schubert
Title: Director*
Date: November 14, 2003

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934.

*We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our Directors and the latter is the Chief Financial Officer of NTL.