Form 10-K
period 2003-12-31
DIAMOND CABLE COMMUNICATIONS LTD
filed 2004-03-29
CIK 929649

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 33-83740

Diamond Cable Communications Limited

(Exact name of registrant as specified in the charter)

England and Wales	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

ntl House Bartley Wood Business Park Hook, Hampshire, RG27 9UP England 011 44 1256 752000
(Address and telephone number of Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities Registered Pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐  No ☒

As of March 23, 2004, there were 59,138,852 shares of the Registrant’s ordinary shares, of 2.5 pence each, outstanding. The Registrant is an indirect, wholly-owned subsidiary of NTL Incorporated, or NTL, and there is no market for the Registrant’s ordinary shares.

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

Various statements contained in this document constitute “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995. Words like “believe,” “anticipate,” “should,” “intend,” “plan,” “will,” “expects,” “estimates,” “projects,” “positioned,” “strategy,” and similar expressions identify these forward-looking statements, which involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or industry results to be materially different from those contemplated, whether expressed or implied, by these forward-looking statements. These factors include those set forth under the caption “Risk Factors” in the Form 10-K filed on March 11, 2004 by our parent, NTL Incorporated, or NTL, such as:

•                                          potential adverse developments with respect to NTL’s and our liquidity or results of operations;

•                                          NTL’s significant debt payments commencing in 2005 and its and our other contractual commitments coming due over the next several years;

•                                          the success of NTL’s proposed refinancing transaction;

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

•                                          NTL’s significant management changes;

•                                          NTL’s and our ability to develop and maintain back-up for its and our critical systems;

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

•                                          interest rate and currency exchange rate fluctuations; and

•                                          the impact of NTL’s recent reorganization and subsequent organizational restructuring.

We assume no obligation to update these forward-looking statements contained in this Annual Report to reflect actual results, changes in assumptions or changes in factors affecting these statements.

PART I

NTL CORPORATE STRUCTURE

NTL’s and Our Completed Restructuring

We are a wholly-owned subsidiary of NTL. On May 8, 2002, NTL, then known as NTL Communications Corp., NTL Europe, Inc., NTL Europe, then known as NTL Incorporated and the former parent company of NTL Communications Corp., and certain of their subsidiaries, including us and Diamond Holdings Limited, Diamond Holdings, filed a pre-arranged joint reorganization plan, referred to in this Annual Report on Form 10-K as the Plan, under Chapter 11 of the US Bankruptcy Code. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL and NTL Europe. Also on May 8, 2002, Diamond Holdings and we filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time we, Diamond Holdings and NTL, our parent company, emerged from Chapter 11 reorganization and Administration.

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

Upon consummation of the Plan on January 10, 2003:

•                                          our 13 1/4% Senior Discount Notes due 2004, 11 3/4% Senior Discount Notes due 2005 and 10 3/4% Senior Discount Notes due 2007, collectively referred to as the Senior Discount Notes, were acquired by NTL and the former holders of the Senior Discount Notes were issued shares of common stock of NTL; on February 3, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

•                                          the 10% Senior Notes due February 1, 2008 and 9 1/8% Senior Notes due February 1, 2008 issued by Diamond Holdings, collectively referred to as the Senior Notes, were reinstated and accrued interest due but not paid on August 1, 2002 was paid, with accrued interest thereon; and

•                                          the 30% Loan Notes that we issued to NTL, the Loan Notes, were cancelled in exchange for the issuance to NTL of one of our shares.

Historical Structure of the Company

We are a limited company incorporated under the laws of England and Wales. We are a holding company that holds all of the shares of various companies which own broadband communications networks for telephone, cable television and Internet services in the Leicestershire and Nottinghamshire regions of the United Kingdom. We hold these shares through Diamond Holdings, an intermediate holding company.

In May 1999, Diamond Holdings and we converted from public limited companies to limited companies and thereby changed our names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

We were acquired by NTL on March 8, 1999, through a share exchange, and remain a wholly-owned subsidiary of NTL. Our principal executive office is located at ntl House, Bartley Wood Business Park, Hook, Hampshire, RG27 9UP.

Summary Corporate Structure

The following chart shows on a condensed basis the corporate structure of NTL through which its operations are conducted as of December 31, 2003. It does not show NTL’s operating or other intermediate companies.

*                                         Includes our wholly-owned subsidiary Diamond Holdings Limited, or Diamond Holdings, the issuer of the 10% Senior Notes due 2008 and 9 1/8% Senior Notes due 2008 and us, the guarantor of those notes.

**                                  Includes the subsidiaries which secure NTL’s Senior Credit Facility.

***                           Includes NTL (Triangle) LLC, or NTL Triangle, the issuer of the 11.2% Senior Discount Debentures due 2007.

Exchange rates

The following table sets forth, for the periods indicated, the high, low, period average and period end noon buying rate in the City of New York for cable transfers as certified for customs purposes by the Federal Reserve Bank of New York expressed as US dollars per £1.00. The noon buying rate of the UK pound on March 23, 2004 was $1.85 per £1.00.

Year Ended December 31,	Period End	Average(1)	High	Low

1999	1.62	1.61	1.68	1.55
2000	1.49	1.51	1.65	1.40
2001	1.45	1.44	1.50	1.37
2002	1.61	1.51	1.61	1.41
2003	1.78	1.64	1.78	1.55
2004 (through March 23, 2004)	1.85	1.83	1.90	1.79

(1)                                  The average rate is the average of the noon buying rates on the last day of each month during the relevant period.

The above rates may differ from the actual rates used in the preparation of the consolidated financial statements and other financial information appearing in this Annual Report on Form 10-K. Our inclusion of these exchange rates is not meant to suggest that the UK pound amounts actually represent these US dollar amounts or that these amounts could have been converted into US dollars at any particular rate, if at all.

Unless we otherwise indicate, all US dollar amounts as of December 31, 2003 are translated to UK pound sterling at an exchange rate of $1.7842 to £1.00, and all amounts disclosed for the year ended December 31, 2003 are based on an average exchange rate of $1.6348 to £1.00. All amounts disclosed as of December 31, 2002 are based on an exchange rate of $1.6095 to £1.00, and all amounts disclosed for the year ended December 31, 2002 are based on an average exchange rate of $1.5025 to £1.00. All amounts disclosed as of December 31, 2001 are based on an exchange rate of $1.4543 to £1.00, and all amounts disclosed for the year ended December 31, 2001 are based on an average exchange rate of $1.4392 to £1.00.

Item 1.  Business

RECENT DEVELOPMENTS

On March 8, 2004, NTL entered into a commitment letter with Credit Suisse First Boston, Deutsche Bank, AG London, Goldman Sachs International and Morgan Stanley Senior Funding, Inc relating to a £2.425 billion new credit facility. The commitment by these lenders is subject to customary conditions as well as the issuance by NTL Cable PLC, a newly-formed wholly-owned subsidiary of NTL, of up to approximately £800 million equivalent in sterling, US dollars and euro denominations of ten-year senior notes. The proceeds of the high-yield bond offering, together with the proceeds from the new credit facility, will be used to repay in full NTL’s existing senior credit facilities, the existing notes issued by Diamond Holdings and the debentures issued by NTL (Triangle) LLC. The aim of any new financing is to extend the maturity of NTL’s indebtedness and to reduce NTL’s weighted average cost of debt. NTL cannot provide any assurance that this refinancing transaction will be consummated.

ABOUT DIAMOND CABLE COMMUNICATIONS LIMITED

We are a limited company incorporated under the laws of England and Wales. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Leicestershire and Nottinghamshire regions of the UK. These interests are held through our subsidiary, Diamond Holdings. We are a wholly owned subsidiary of NTL and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Franchise Area

We operate a telecommunications and cable television business focused on the East Midlands area of England, in 15 franchise areas that form a contiguous cluster of approximately 1.2 million homes centered around the cities of Nottingham and Leicester. Our network can serve approximately 1.2 million homes and an estimated 61,000 businesses within this area.

Operations

Our operations are fully integrated into the operations of NTL. As of December 31, 2003, approximately 794,000 homes in our franchise area had been passed. Homes passed is a cable industry term for the number of homes that can be connected to our network without further extending the cable distribution plant. In January 2000, NTL commenced the rollout of digital cable television services within our franchise and in 2001 commenced Broadband Internet Access services. As of December 31, 2003, we serviced 191,992 cable television customers including 118,274 digital cable customers, 321,356 residential telephone lines and 136,536 broadband customers, representing a total of 350,677 customers with a penetration level of homes marketed of 49.8%. Our business is managed both locally and by NTL Group Limited, NTLG, a subsidiary of NTL from headquarters in Hook, Hampshire. NTL and we believe that management of our business as an integral part of the larger NTL group reaps the benefits of synergy and maximizes returns. NTLG performs a variety of management functions and procures services on behalf of us. Pursuant to an agreement between NTLG and us, we have the legal right to offset amounts receivable from NTLG against amounts payable to NTLG. Consequently, the net balance payable by us to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

Accordingly, as an integrated part of NTL’s UK operations, the following business description describes the portion of NTL’s UK operations of which we comprise a part.

NTL’s Business

NTL is a leading broadband and communications services company in the UK based on total residential subscriber numbers. NTL provides the following communication services to its customers:

•                                          ntl: home provides residential telephone, cable television and Internet services, as well as wholesale Internet access solutions to Internet Service Providers, or ISPs, in the UK; and

•                                          ntl: business provides data, voice and Internet services to large businesses, public sector organizations and small- and medium-sized enterprises, or SMEs, located near our existing residential broadband network in the UK.

ntl: home

NTL’s ntl: home segment provides residential telephone, cable television and Internet services in the UK as well as wholesale Internet access solutions to UK ISPs. NTL is the largest direct provider of residential broadband services in the UK. NTL refers to each service NTL provides as a revenue generating unit, or RGU. For example, if NTL provided one customer with broadband Internet and telephone services, this customer would represent two RGUs. As of December 31, 2003, NTL had approximately 2.9 million ntl: home customers, representing approximately 5.5 million RGUs. As of December 31, 2003, NTL’s customer penetration rate was approximately 36.9%. The customer penetration rate measures the number of customers for NTL’s services divided by the number of homes within NTL’s service area that can potentially be served by NTL’s network with minimal connection costs. For the year ended December 31, 2003, ntl: home revenues increased by 14.2% to $2,442.5 million from $2,139.0 million in 2002, and expressed in UK pounds revenues increased by 4.9% to £1,494.1 million from £1,423.7 million during the same period.

During 2003, ntl: home added 181,500 net new customers compared with a net loss of 174,300 customers in 2002. This achievement is primarily the result of NTL’s efforts since 2002 to improve the pricing and packaging of its services, improve its customer service experience and re-build a sales force that had previously been scaled back. NTL’s gross activation’s increased to 557,800 in 2003 from 292,800 in 2002. In addition, NTL’s deactivations declined from 467,100, or a 16.8% average customer churn rate in 2002 to 376,300, or a 13.4% average customer churn rate in 2003. Customer churn is a cable industry term for the percentage of customers that stop using a provider’s services.

ntl: home services

Bundling advantage

In addition to providing its customers with better service, NTL also continues its efforts to cross-sell or up-sell its services to existing customers. As of December 31, 2003, NTL had approximately 949,200 broadband Internet subscribers. NTL’s packaging and pricing are designed to encourage its customers to use multiple services like dual telephone and broadband Internet access, dual telephone and narrowband Internet access, dual telephone and television, or triple telephone, television and Internet access. For example, NTL’s Family Pack bundle offers over 100 television channels and a telephone line rental, and is subscribed for by approximately 70% of its DTV customers. In addition, NTL offers subscribers “two-for-one” incentives, like a free basic DTV subscription (for 12 months) with the purchase of our 24 hour unlimited UK call package.

NTL believes that it is uniquely positioned in its service areas to use bundling to increase its customer base, reduce its customer churn rate and increase its profitability. As of December 31, 2003, over 70% of its customers received multiple services from NTL, and each of its ntl: home customers represented on average approximately two RGUs. In its service areas, NTL is the only service provider that can provide the full range of services that NTL offers. The table below shows other typical service providers who offer their services in NTL’s areas:

ntl: home service bundling
	ntl: home	BT(1)	BSkyB(1)	Broadband Resellers(2)	Telephone Resellers(3)	Freeview

Telephone	*	*	X	X	*	X
Broadband	*	*	X	*	*	X
Dial Up	*	*	X	*	*	X
Television	*	X	*	X	X	*
Bundled Services	*	X	X	X	X	X

*                                         = service available.

X                                       = service not available.

(1)                                  Although BT Group plc, or BT, and British Sky Broadcasting Group plc, or BSkyB co-market each other’s telephone and television services, customer and technical support remains distinct and customers are required to retain and pay for the different services separately.

(2)                                  For example, Freeserve, Tiscali, AOL Europe and Virgin.net.

(3)                                  For example, Alpha Telecom, One.Tel, Tesco and Carphone Warehouse.

Broadband Internet access

NTL was the first communications provider in the UK to launch a high-speed cable modem Internet service. This service links customers of its local cable networks to the Internet at up to 20 times the speed possible over standard telephone lines. Broadband Internet usage by residential customers remains a relatively new and undeveloped market. As of December 31, 2003, out of approximately 6.8 million homes currently able to receive broadband Internet service from NTL, NTL had approximately 949,200 residential broadband customers, a penetration rate of 14.0%.

Unlike standard dial-up Internet, NTL’s broadband Internet service is an “always on” service, eliminating logging-on delays and the need to log off while using the telephone. NTL offers three tiers of broadband Internet services to its customers: 150Kb/s, 600Kb/s and 1024Kb/s, or 1Mb/s. NTL’s 600Kb/s service provides an advantage over competing digital subscriber line, or DSL, services, which are generally offered at speeds of approximately

512Kb/s.

Cable television

NTL offers both analog television, ATV, and digital television, DTV, to its customers. NTL has a number of ATV packages, which can be supplemented with premium channels and/or pay per view services. NTL also offers a wide range of digital services, including access to over 150 channels, advanced interactive features and a range of pay per view services. The selection of cable channels that NTL currently offers to its customers varies based on the particular area in which the service is provided. This variation is a result of the different channels offered by the various cable networks NTL acquired over the past several years and will decrease as DTV continues to be rolled out. In addition to offering many of the popular channels available on BSkyB’s satellite platform, NTL also offers to all of its digital customers, through its joint venture with Telewest, a cable-only movie, sport and special events pay per view television service called “Front Row.” Front Row represented the first alternative in the UK to BSkyB in the provision of films and sports events through pay television.

NTL’s DTV technology enables a significant range of interactive services to be delivered that make use of the always-on return path. Examples of interactive services include game playing, television email and access to news, entertainment and information services from an on-screen menu.

As of December 31, 2003, NTL provided cable television services to approximately 2.0 million residential customers, of which approximately 1.3 million received its DTV service and approximately 693,600 received its ATV service. This represents a decrease since December 31, 2002 of approximately 31,700 residential television customers, which includes an increase of approximately 101,000 DTV service customers and a decrease of approximately 132,700 ATV service customers. As of December 31, 2003, the penetration rate for NTL’s residential cable television services was approximately 26.0%.

Telephone

NTL provides local, national and international telephone services to its residential customers. NTL tiers its product offering with attractive pricing that includes “Talk Plans” that enable customers to make unlimited local and national calls for a fixed monthly fee in addition to the standard line rental. NTL believes that this combination of product tiering and pricing adds value to its offerings and enhances its market competitiveness. As of December 31, 2003, NTL provided telephone service to approximately 2.5 million residential customers, an increase of approximately 113,500 telephone service customers since December 31, 2002. As of December 31, 2003, the penetration rate for NTL’s residential telephone services was approximately 33.5%.

ntl: home Strategy

NTL’s network infrastructure enables NTL to offer existing and new customers within its service areas bundled services that include telephone, television and Internet services. NTL continues to focus on increasing customer penetration of relatively higher margin services like broadband Internet and telephone services through its competitively-priced bundled packages. NTL believes this will enable it to increase customer use of its services, thereby increasing its RGUs and average revenues per customer. From time to time, NTL has discussed with some of its suppliers of television programming content, including BSkyB, more favorable pricing or bundling terms. NTL and BSkyB have reached agreement on the main principles of a marketing incentive scheme that will provide NTL with improved economic terms based on increased sales of BSkyB’s premium movie and sports channels. Conclusion of this deal is subject to certain matters, including the negotiation of a long form carriage agreement. Accordingly, there can be no assurance that any changes to the terms of NTL’s current agreement will be made. NTL also continues to focus on improving its customer service in order to minimize its customer churn rate while continuing to decrease its operating costs. NTL expects to improve customer call center efficiencies, provide customers with on-line access to their accounts and improve overall customer satisfaction with the integration of its different billing systems to a common platform.

ntl: business

ntl: business provides a wide range of voice, data and Internet based communications services for NTL’s business customers. ntl: business targets large businesses, public sector organizations and SMEs. NTL generally divides its customers into three categories based on revenues generated or revenues expected to be generated by that customer:

•                                          Tier 1—each Tier 1 customer generally provides NTL with more than £100,000 of revenues annually.

•                                          Tier 2—each Tier 2 customer generally provides NTL with between £25,000 and £100,000 of revenues annually.

•                                          Tier 3—each Tier 3 customer generally provides NTL with less than £25,000 of revenues annually.

This segmentation of existing customers enables divisional directors to devote resources and provide levels of service appropriate to levels of customer revenues. We primarily focus on our Tier 1 and Tier 2 customers. For the year ended December 31, 2003, ntl: business revenues decreased by 1.8% to $461.2 million from $469.8 million in 2002, and revenues expressed in UK pounds decreased by 9.8% to £282.1 million from £312.7 million.

For the year ended December 31, 2003, Tier 1 and Tier 2 customers accounted for a majority of ntl: business’s revenues, with Tier 1 customers accounting for a significant portion of those revenues.

ntl: business Services

Voice Services

Business Exchange Lines

NTL’s business exchange lines provide its business customers with analog telephone services that connect to customer telephone handsets or private automatic branch exchanges, or PABXs. Revenues for this service are derived from service installation, line rental and usage charges.

Business Line ISDN 30

NTL’s Business Line ISDN 30 service delivers 30 digital exchange lines over a single physical access link. The exchange lines may be used for voice or data applications or a mix of both. The number of digital exchange lines is sized to a customer’s needs. Revenues for this service are derived from service installation, line rental and usage charges.

Centrex

NTL’s single and multi-site Centrex solutions provide customers with the facilities of a PABX without the need to invest in the provision and maintenance of a local PABX. Telephone calls between users within a building or in different buildings are handled through NTL’s network but appear to the user to be transferred through a local PABX. Revenues for this service are derived from installation, equipment rental, line rental and call charges.

Data Services

Leased Lines

NTL’s leased line services provide high quality dedicated connections between two customer locations. Customers use leased lines for voice, data and video applications, and for forming the basis of private networks. Service speeds are available at 2Mb/s, 10Mb/s, 34Mb/s, 45Mb/s, 100Mb/s, 155Mb/s and 1000Mb/s or 1Gb/s. Revenues for this service are derived from service installation and recurring rental charges based on distance.

Virtual Private Network

NTL provides virtual private connections between customer locations. Virtual private networks deliver several connections over a single access link. This provides the benefits of a dedicated private network at a lower cost. Revenues for this service are derived from installation, access circuit rental and virtual connection rental charges.

Structured Cabling

NTL provides in-building structured cabling services which include design, installation and project management of cable installations and upgrades. Revenues for this service are determined on a project by project basis.

LAN Services

NTL provides design, installation and maintenance services for its customers’ local area networks, or LANs. Revenues for this service are determined on a project by project basis.

Internet

Dedicated Internet Access

NTL provides high speed dedicated Internet access to organizations that support web services from their own locations as well as organizations that have heavy demands for access to the Internet. Because NTL owns its network, NTL can provide competitively priced Internet access at higher speeds. In addition, NTL also provides cable modem access to its smaller customers. NTL’s pricing is based on installation charges and recurring rental charges that vary based on the speed of access.

ntl: business Strategy

NTL’s network infrastructure passes within 200 meters of more than 570,000 business premises in the UK. NTL uses its network infrastructure and brand to offer voice, data and Internet services to these business customers. NTL is currently focused on its existing business customer base with an emphasis on providing them a full set of services at competitive prices. NTL has also undertaken a detailed review of its cost base in this segment, with a view to right-sizing the organization for its customer base and improving profitability. For example, ntl: business decreased its headcount from approximately 2,100 employees in December 2002 to approximately 1,300 employees in December 2003. NTL plans to return to selective, capital-efficient customer growth in 2004.

NTL’s Network

NTL’s business is underpinned by significant investment by NTL and the companies it has acquired in NTL’s network infrastructure. NTL believes that it can successfully grow its business by generating additional revenue from its existing assets with limited infrastructure upgrade and capital investment.

ntl: networks operates, manages and maintains the core network infrastructure that transports NTL’s voice, Internet, data, optical and DTV services. The networks group governs the architecture of all of NTL’s networks, plans and implements network capacity and operates NTL’s telephone, data and backbone transmission networks. It plans network strategy and creates architecture for national and local access networks, setting technical standards for the whole network. It also manages NTL’s network security and the radio frequency spectrum on the broadband local access network. There are two dedicated network sites.

Infrastructure

NTL’s broadband communications network in the UK currently passes approximately 8.4 million homes. NTL’s high-capacity two-way local broadband fiber networks serve entire communities throughout NTL’s regional franchise areas. NTL’s fiber optic cables also pass a significant number of businesses in these areas and are connected to distribution points or nodes.

The core network has a fiber backbone that is approximately 9,900 kilometers long. This includes 7,600 kilometers which are owned or operated by NTL and approximately 2,300 kilometers which are leased fiber from other network owners. A total of 99 switches direct telephone traffic around the core and local networks. In addition, NTL has more than 500 hub sites, points of presence, repeater nodes or other type of network site, and over 140 radio sites.

The transmission network uses synchronous digital hierarchy. This technology allows high-speed data transmission and redirects transmissions in the event of a problem to prevent any disruption. NTL’s backbone network also provides asynchronous transfer mode, or ATM, and Internet protocol, or IP, services. The duct network was built with sufficient duct capacity to accommodate up to 2,300 fibers on the majority of the network. This network was designed to enable the placement of active components, like routing devices, close to NTL’s customers, allowing NTL to offer a broad range of voice and data services. The backbone transmission network connects all NTL’s voice switches and broadband Internet protocol routers.

NTL has a variety of alternative methods to carry NTL’s national telecommunications network over the “last mile” to the premises of those customers which are located outside of NTL’s cabled areas. NTL:

•                                          obtains permits to construct telecommunications networks, and build out its network to reach its customers. Although this is often the most costly means of reaching a customer, the expense can be justified in the case of larger customers or where a significant level of traffic is obtained from a customer;

•                                          leases circuits on the local networks of other service providers to connect to its customer’s premises. Although this may reduce the operating margin on a particular account, it requires significantly less capital expenditure than a direct connection, and can often be put in place relatively quickly and can be replaced with a direct connection at a later date if traffic volumes justify it; and

•                                          connects customers to its national telecommunications network via its extensive tower infrastructure by implementing point-to-point microwave radio links between tower sites and its customers.

IT

NTL outsources the management of the primary elements of its IT systems to IBM, pursuant to an agreement with IBM which terminates in 2013. NTL retains control of its IT activities that are fundamental to its competitive advantage and key to the development of its intellectual property. The services IBM provides include:

•                                          management of our mid-range IT equipment;

•                                          software application development;

•                                          software application maintenance and support;

•                                          management of our internal voice and data network;

•                                          end-user help desk services; and

•                                          end-user desk top and lap top computing support.

On September 30, 2003, NTL amended its agreement with IBM. Under this amended agreement, prices for services previously provided to NTL by IBM were renegotiated on terms more favorable to NTL. IBM will also provide additional services to NTL. Under the amended agreement, annual service charges may be reduced if NTL successfully implements its integrated billing systems and, as a result, achieves cost savings. Although this agreement terminates in accordance with its terms in 2013, NTL has the right to terminate it, with or without cause, on or after May 23, 2006, subject to paying a termination fee. If we terminate the contract on or before December 31, 2010, we must pay a termination fee equal to £15 million. This fee decreases each subsequent year to approximately £5.0 million in 2013.

Competition

NTL faces significant competition from established and new competitors in the areas of residential telephone services, business telecommunications services, Internet and cable television.

ntl: home

NTL competes primarily with BT in providing telephone services to residential customers in the UK. BT occupies an established market position and manages fully built networks and has resources substantially greater than NTL’s. In addition to BT, other telecommunications companies, like Alpha Telecom, One.Tel, Tesco and Carphone Warehouse, compete with NTL in the residential telecommunications market. In particular, carrier pre-selection may increase the appeal of indirect access operators. These carriers offer discounted call charges that may undercut NTL’s prices. BSkyB currently markets residential telecommunications services on an indirect access basis. Indirect access typically requires the customer to dial additional digits before entering the primary telephone number. This diverts calls onto another operator’s network.

NTL also competes with mobile telephone networks that may threaten the competitive position of its networks, particularly if call charges are reduced further on the mobile networks. However, NTL expects that any decrease in demand for telephone services as a result of competition from mobile telephone networks may be at least partially offset by increased demand for its services to mobile telecommunications operators.

NTL’s cable television service competes with digital terrestrial television services like Freeview, a service provided by DTV Services Limited, a joint venture between BSkyB, Crown Castle International Corp. and the BBC, digital satellite television services offered by BSkyB and satellite master antenna systems. In addition, pay television and pay per view services offered by NTL compete to varying degrees with other communications and entertainment media, including home video, cinema exhibition of feature films, live theater and newly emerging multimedia services. NTL expects that, in the future, it may face competition from programming provided by video-on-demand services.

NTL’s Internet services compete with BT and resellers of BT’s Internet services. Competition in the Internet services market has been increasing. For example, the launch by Freeserve of aggressive retail price discounts may, if successful, encourage other ISPs to also introduce discounted prices and other similar offers. NTL expects the level of competition in the Internet service market to increase significantly.

NTL believes that it has a competitive advantage in the residential market because it offers integrated telephone, cable television, telecommunications services, including Internet, interactive television and online services, as well as multi-product packages designed to encourage customers to subscribe to multiple services. The packages NTL currently offers to the majority of its UK residential customers comprise telephone service, narrowband Internet access service, broadband Internet access services, all of the current terrestrial television channels and access to multi-channel television, including pay per view and interactive television services. NTL’s packaging and pricing are designed to encourage its customers to use multiple services from NTL like dual telephone and broadband, dual telephone and narrowband, dual telephone and television, or triple telephone, television and

Internet access. Of NTL’s peers, only Telewest, which does not offer its services in NTL’s service areas, is able to offer the full range of services NTL provides.

ntl: business

NTL faces a wide range of competitors in the UK market. The nature of this competition varies depending on geography, service offerings and size of the marketable area. Only BT and Telewest have both extensive local access networks and a national backbone network. However, as Telewest’s local networks do not overlap with NTL’s networks, NTL does not compete with Telewest to any material extent. BT is a major competitor in almost all of NTL’s market opportunities. Cable and Wireless plc, or C&W, and Energis own national backbone networks and they tend to focus on the large enterprise/corporate markets. However, these companies do not own extensive local access networks and generally rely on wholesale arrangements to supply their customers.

COLT Telecom Group plc has an extensive network particularly in London and also focuses on large enterprise and corporate accounts. Thus Group plc has its network in Scotland, principally in Edinburgh and Glasgow, and United Utilities plc has its network in Manchester. NTL faces these competitors on a local basis mainly in the medium to large end of the SME market and in the market for larger corporate accounts and public sector organizations. In addition, for voice services NTL compete with a number of resellers who purchase wholesale minutes from BT and others and compete aggressively in the retail market.

Although many customers have a dual supplier sourcing policy, competition remains based on price and quality of service. NTL expects price competition to intensify as existing and other new entrants compete aggressively. Most of these competitors have substantial resources and NTL cannot assure you that these or other competitors will not expand their businesses in its existing markets or that NTL will be able to continue to compete successfully with these competitors in the business telecommunications market.

Government Regulation

Regulation by the European Union

The European Union, or EU, regulates NTL’s business through various legislative means. In February 2002, the EU adopted a package of legislative measures, which set out a new framework for electronic communication to ensure that the legislation is more technology neutral. The new regulatory framework, or NRF, consists of:

•                                          five harmonization directives, including a framework directive and four specific directives on authorization, access and interconnection, universal service and users’ rights, and data protection in telecommunications services;

•                                          a regulation on unbundling the local loop;

•                                          a draft liberalization directive; and

•                                          a decision on EU radio spectrum policy.

The UK government implemented these directives into law by the enactment of the Communications Act 2003 and the Communications Regulations Act 2002. See “–Regulation in the UK”.

Regulation in the UK

NTL is subject to statutory regulation under the Communications Act 2003 and the Broadcasting Acts 1990 and 1996.

Under the Communications Act 2003, companies intending to provide designated electronic communications networks, or ECNs, or designated electronic communications services, or ECSs, are required to give prior notification of their intention to do so, in accordance with various conditions. This notification procedure replaces the previous regime of individual licenses required by the Telecommunications Act 1984. As a prior holder of a public telecommunications operator license under the Telecommunications Act 1984, NTL is automatically deemed to operate under the new regime. NTL’s entitlement to provide services extends throughout the UK. The UK regulatory regime was supervised and enforced by the UK Office of the Director General of Telecommunications, OFTEL, until January 1, 2004, when enforcement powers were transferred to the Office of Communications, or OFCOM. A breach of any conditions, which apply to NTL, can lead to fines and ultimately to revocation of the right to provide a designated ECN or a designated ECS.

NTL also holds a number of television licensable content service licenses to provide television content services under the Communications Act 2003. These licenses are also supervised and enforced by OFCOM. Any breach of conditions of these licenses, which apply to NTL, can lead to fines and ultimately to revocation of the right to provide the service.

SMP and market reviews

The notification procedure contains certain conditions, which apply only where a service provider has been found to have significant market power, or SMP, in a relevant market. SMP is similar to the competition law concept of market dominance.

In 2003, OFTEL began a series of market reviews intended to identify which operators have SMP in a range of telecommunications and broadcasting markets. OFTEL’s provisional finding was that all fixed operators would have SMP in relation to the termination of voice calls on their own network. This finding is consistent with earlier findings that all mobile companies similarly enjoy SMP in relation to the termination of calls on their networks. The OFTEL finding was based upon OFTEL’s determination that the charges related to the termination of voice calls were not subject to competitive pressures because these charges are reflected on the bills of the calling parties who are not the operators’ own customers.

In August 2003, OFTEL issued a statement confirming this finding. OFTEL set out the obligations that NTL and others would be expected to adhere to in light of this finding. A condition of the notification procedure will require NTL to offer a fair and reasonable rate to interconnecting operators for the termination of calls on its network. OFTEL indicated that it would consider a fair and reasonable rate to be one that was no higher than the regulated rate that BT must offer to terminate calls on its network. As NTL already offered and received voice calls to BT and to other operators at a rate equivalent to the regulatory rate imposed on BT, it does not appear that this ruling has had a material effect on NTL.

With respect to all of NTL’s other voice, data and Internet markets, OFTEL’s conclusions, adopted by OFCOM, have been that NTL does not have SMP.

Regulation of BT

The regulation of BT is also key to NTL’s business in a number of ways. Because BT is the dominant provider of voice telephone services and NTL’s major rival in broadband services with a continued monopoly of the DSL local loop, it is important to NTL that BT is subject to strict controls regarding anti-competitive behavior. However, regulation in the form of retail price controls can also reduce pricing to unsustainable levels. Finally, “open access” regulation in either voice telephone services or data markets could facilitate entry by other providers, including service providers that do not own and run their own access infrastructure, intensifying the competitive threat to NTL.

BT is subject to the same notification procedures as NTL and also to the same process of market reviews to determine whether there is SMP. The reviews completed to date have all concluded that BT has SMP in several markets. The remaining reviews have made similar provisional findings. The effect of these reviews has been to subject BT to a large number of regulatory requirements at both the retail and wholesale levels.

BT will also be subject to a general presumption of market dominance in relation to its commercial behavior in relevant markets where it holds SMP, which is likely to lead to restrictions on its ability to price and bundle services.

OFTEL has stated that it intends to avoid retail price regulation wherever possible in favor of behavioral remedies, like fines for abusive conduct, and measures that stimulate competitive entry, like unbundling broadband services and carrier pre-selection for voice telephone services. Regulation is unlikely to reduce price directly but NTL could face an increase in the number of competitors using BT’s access infrastructure.

Other conditions of the General Authorization

As an ECN, NTL must satisfy a number of conditions, including:

•                                          requirements to offer outbound number portability to customers wishing to switch to another network, and to support inbound number portability when NTL acquires a customer from another network on reasonable terms, including charges. The number portability requirements are specified in detail in a functional specification that is subject to periodic review and modification. As a result, number portability requirements could become more onerous over time;

•                                          requirements to offer directory inquiry services to subscribers of all networks. In September 2001, OFTEL announced that the existing “192” directory inquiry number would be withdrawn and replaced with a new structure in which customers would have access to a range of service providers using different six-digit codes. The “192” directory inquiry number was withdrawn on August 24, 2003. NTL’s new directory inquiry number is 118 878;

•                                          requirements to provide directory inquiry information to third parties. This necessitates systems development costs to develop intra-industry transfers of data;

•                                          requirements to publish up-to-date price information;

•                                          powers to require operators to report and publish quality of service data; and

•                                          powers to enforce compliance with a recognized standard for auditing metering and billing systems.

Rights of way

Under the Communications Act 2003, service providers are eligible for enhanced legal rights in respect of access to private land, exemption from certain requirements of general planning law and, under the Electronic Communications Code, the right to install equipment in the public highway. The Electronic Communications Code therefore creates a legal framework for the installation and maintenance of a telecommunications network. These rights are subject to certain conditions relating to the use of powers which may be specified from time to time by the UK Department of Trade & Industry, or the DTI. Failure to adhere to these conditions could lead to fines or ultimately to the revocation of rights under the Electronic Communications Code.

Universal service obligations

The Communications Act 2003 introduced powers relating to universal service obligations. Following a direction by OFTEL, BT and Kingston Communications continued to be the only operators to be affected by universal service obligations, except the obligations to provide:

•                                          a text relay service for the hard of hearing at reasonable cost;

•                                          braille bills to the blind; and

•                                          priority fault repair to customers with disabilities.

However, OFTEL recommended that OFCOM should conduct a full review of universal service in 2004, including a review of the funding of the provision of universal services. This will form part of the strategic review of telecommunications described below. It is possible that this might recommend universal service obligations be imposed on service providers including NTL. Although BT and, in the city of Hull, Kingston Communications would be the primary obligated parties, other service providers could be required to contribute to a universal service fund that would in part compensate BT and Kingston Communications for the execution of their own universal service obligations.

Strategic review of telecommunications

OFCOM has decided that one of its first key tasks will be to review the UK telecommunications sector. The terms of reference are very wide and its conclusions will shape the strategy through which OFCOM promotes competition in the sector. The review is expected by the fall of 2004. However, OFCOM’s subsequent actions will still need to fit within the New Regulatory Framework of the EU. See “–Regulation by the European Union” above. Within those parameters, it is possible that OFCOM’s conclusions might lead to the further relaxation of regulation on BT; alternatively, they might recommend tighter regulation or even structural reorganization of BT which could potentially benefit NTL.

Competition Act 1998

The Competition Act 1998, which came into force in March 2000, introduced a prohibition on the abuse of a dominant position and on anti-competitive agreements. It also introduced third party rights, stronger investigative powers, interim measures and enforcement powers. These enforcement powers include fines of up to 10% of annual UK revenues for each year of a breach, up to a maximum of three years. The Competition Act 1998 is enforced by the Office of Fair Trading, or OFT, and gives concurrent enforcement powers to the sector regulator, OFCOM, and previously OFTEL. The Act also enables third parties to bring enforcement actions directly against persons, including telecommunications operators, who are in breach of the prohibitions and seek damages, rather than have to wait for OFCOM to undertake enforcement action.

In February 2000, OFTEL issued specific guidance on the application of the Competition Act 1998 in the telecommunications sector. This guidance stated that OFTEL would follow closely the general principles set out in the OFT’s guidance on the application of the Competition Act 1998 in its application of those prohibitions. In addition, the regulators are not permitted to reach decisions that are inconsistent with EU law.

The Competition Act 1998 limits the types of agreements and arrangements NTL can enter into. For example, NTL may be prohibited from establishing pricing arrangements or purchasing arrangements which have the effect of reducing competition in the market or forcing companies to behave in a certain way dictated by NTL.

Enterprise Act 2002

The competition and consumer protection provisions of the Enterprise Act 2002 came into force on June 20, 2003. These provisions introduced a range of measures to enhance business by strengthening the UK’s competition law framework. The main reforms in the Enterprise Act are:

Competition.  To a large extent, independent competition bodies rather than the DTI will now make decisions on merger and market investigations using competition-based tests. In the case of merger control, a competition-based test replaces the existing public interest test and will assess whether relevant mergers may lead to a “substantial lessening of competition.” In addition, a new jurisdictional threshold on revenues replaces the previous gross assets test. The acquisition of a business with annual sales in the UK of £70 million or more will constitute a merger that the OFT has a general duty, subject to certain exceptions, to refer for investigation by the Competition Commission if the OFT believes the merger may be expected to result in a substantial lessening of competition in the UK.

Under the new regime, the competition authorities are obliged to consult on and give reasons for all significant decisions. There is a new right of appeal to the Competition Appeal Tribunal, or CAT, in merger and market inquiries. Inquiries have to be completed within statutory maximum timetables. Reforms to the Competition Commission’s procedures allow for a more transparent and better-informed remedy-setting phase following the publication of provisional competition findings.

Individuals who cause or encourage the making of agreements between competitors designed to fix prices, share markets, limit supply or production and rig bids within the UK, can be prosecuted and punished by imprisonment for up to 5 years and unlimited fines. The courts may also order the disqualification for up to 15 years of directors whose companies have committed a breach of UK or EC competition law. Victims of anti-competitive behavior will have greater opportunities to gain redress, and will now find it easier to bring claims for damages for losses suffered owing to anti-competitive behavior. Where infringement has already been established by the OFT, CAT or the European Commission, the CAT can award damages for that infringement. Where there have been no such prior findings of infringement, claims may still be pursued in the High Court, although the claimant itself will in these circumstances need to establish that there has been an infringement.

Consumer Protection.  Stop now orders will now be available to protect consumers from traders who do not meet their legal obligations. The new enforcement regime will apply to infringements of a wide range of legislation protecting the economic interests of consumers, like failing to carry out a service to a reasonable standard. This will also ensure that honest traders, especially small businesses, do not face unfair competition from those who engage in unlawful conduct.

Designated consumer bodies will be empowered to make “super-complaints” to the OFT about features of a market that are harming consumers. The aim is to address situations where markets have failed to work for consumers, rather than the conduct of particular companies. The OFT will be required to specify what action it intends to take within 90 days of receiving a complaint.

Research and Development

NTL’s research and development activities involve the analysis of technological developments affecting its cable television, telephone and telecommunications business, the evaluation of existing services and sales and marketing techniques and the development of new services and techniques.

Patents, Trademarks, Copyrights and Licenses

NTL does not have any material patents or copyrights nor does it believe that patents play a material role in its business. NTL owns and has the right to use registered trademarks, which in some cases are, and in others may be, of material importance to its business, including the “ntl:” logo. In addition, NTL is substantially dependent on the authorizations granted by the legislative agencies which regulate its various businesses. The loss of any one or more of those authorizations could have a material adverse effect on NTL’s business and financial condition.

Customers

No material part of our business is dependent upon a single customer or a few customers. We do not believe that the loss of any one customer would have a materially adverse effect on our results of operations.

Employees

As the management of our business is performed by NTL, we do not have any employees on our payroll. At December 31, 2003, NTL had approximately 13,650 employees, approximately 13,100 of whom are permanent and approximately 550 of whom are temporary or contract employees. NTL believes that its relationship with its employees is generally good.

Item 2.  Properties

We own our regional office and head-end/switch site in Nottingham and our switch site in Shepshed, and we lease or rent additional properties for administrative and sales offices, hub, switch and head-end sites, warehouses and equipment sites. We believe that our facilities are presently adequate to serve our existing customers.

Item 3.  Legal Proceedings

We are involved in various disputes and litigation arising in the ordinary course of our business. None of these matters are expected to have a material adverse effect on our financial position, results of operation or cash flow.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters that were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

We are a wholly-owned subsidiary of NTL and there is no public market for our ordinary shares.

Item 6.  Selected Financial Data

The selected financial information of Diamond Cable Communications Limited presented below under the captions income statement data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and January 1, 2003, and balance sheet data as at December 31, 2003, 2002, 2001, 2000 and 1999 was derived from our financial statements audited by Ernst & Young LLP. This information should be read in conjunction with the consolidated financial statements and notes thereto and the information contained in our Management Discussion and Analysis appearing elsewhere in this Annual Report. Historical results are not necessarily indicative of future results.

We operated our business as a debtor-in possession subject to the jurisdiction of the Bankruptcy Court beginning on May 8, 2002, the date that NTL, NTL Europe, Diamond Holdings and we filed the Plan under Chapter 11 of the US Bankruptcy Code, until January 10, 2003. Accordingly, we have prepared our consolidated financial statements in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” or SOP 90-7.

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, NTL acquired the outstanding public notes of Diamond Cable Communications Limited. Diamond Holdings’ notes remain outstanding.

We adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the completion of the Plan as well as adjustments for fresh-start reporting have been recorded as of January 1, 2003. Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes. The carrying values of our assets were adjusted to their reorganization values, which are equivalent to their estimated fair values at January 1, 2003. The carrying values of our liabilities were adjusted to their present values at January 1, 2003. The term “Predecessor Company” refers to our subsidiaries and us for periods prior to and including December 31, 2002. The term “Reorganized Company” refers to our subsidiaries and us for periods subsequent to January 1, 2003. The effects of the completion of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions. All other results of operations on January 1, 2003 are Reorganized Company transactions.

Pursuant to SOP 90-7, beginning on May 8, 2002 we discontinued accruing interest expense on certain of our pre-petition obligations. Our reported interest expense in 2002 excludes £64.1 million of contractual interest for the period from May 8, 2002 to December 31, 2002. Also in 2002, recapitalization expense was £3.6 million. Recapitalization expense includes all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expenses include £1.9 million for employee retention related to substantially all of our UK employees and £1.7 million for financial advisory, legal, accounting and consulting costs.

	Year Ended December 31,
	Reorganized Company 2003	Predecessor Company 2002	Predecessor Company 2001	Predecessor Company 2000	Predecessor Company 1999
	(in £’000s)

Income Statement Data:

Revenues	£186,032	£176,617	£178,551	£150,359	£119,476
Operating (loss)(1)	(12,750)	(35,134)	(60,705)	(47,150)	(30,726)
Net (loss)	(60,713)	(7,012)	(207,073)	(212,018)	(137,226)

January 1, 2003
Predecessor Company

Revenues	£—
Operating income	—
Net income	628,578

	As at December 31,
	Reorganized Company 2003	Predecessor Company 2002	Predecessor Company 2001	Predecessor Company 2000	Predecessor Company 1999
	(in £’000s)

Balance Sheet Data:

Working Capital (deficit)	£(1,470)	£(19,064)	£(1,089,409)	£(55,527)	£30,948
Fixed assets	337,872	486,142	530,215	524,102	518,056
Total Assets	503,089	591,407	634,459	639,781	757,770
Long-term debt, including current portion(2)	161,843	1,031,382	1,059,662	1,008,227	889,868
Shareholder’s equity (deficit)(3)	291,052	(486,618)	(479,746)	(450,942)	(243,555)

(1)                                  Beginning in the fourth quarter of 1999, a subsidiary of NTL began charging us for infrastructure and management support services. These charges were £95.2 million, £94.5 million, £80.7 million, £35.7 million and £3.1 million in the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. These charges represent our portion of costs incurred by this subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge.

(2)                                  As of December 31, 2002, there was long-term debt of £1,960,000 classified as current and £983,684,000 classified as liabilities subject to compromise. The December 31, 2002 amount also includes £45,738,000 of accrued interest on our notes. As of December 31, 2001, there was long-term debt of £1,059,662,000 classified as current.

(3)                                  We received equity contributions from our parent of £140,000, £178.3 million and £4.6 million in 2002, 2001 and 2000, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a limited company incorporated under the laws of England and Wales. We are the holding company of subsidiaries that offer broadband and communications services providing telephone, cable television and Internet services to the home, as well as data, voice and Internet services to businesses in the Leicestershire and Nottinghamshire regions of the UK. These interests are held through our subsidiary, Diamond Holdings. We are a wholly owned subsidiary of NTL Incorporated (“NTL”), and we are reliant upon the support of NTL and its subsidiaries to continue our operations.

Selected Operating data

We set forth in the following table certain data concerning our franchises at December 31, 2003 and December 31, 2002.

	December 31, 2003	December 31, 2002

Homes passed(1)	794,000	794,000
Homes marketable(2)	703,867	712,600
Total customers	350,677	331,553
Digital cable subscribers	118,274	107,877
Analog cable subscribers	73,718	87,819
Broadband Internet subscribers	136,536	75,826
Dial-up Internet subscribers	64,911	80,198
Telephone subscribers	321,356	309,462
Penetration (homes marketed)(3)	49.8%	46.5%
Annualized Churn(4)	12.2%	15.6%

(1)                                  Homes passed is the number of homes that have had ducting buried outside.

(2)                                  Homes marketable refers to the number of homes within our service area that can potentially be served by our network with minimal connection costs. This is lower than homes passed owing to restrictions imposed by some landlords on accessing some multi-tenant buildings.

(3)                                  Penetration rate measures the number of subscribers for our services divided by the number of marketable homes that our services pass.

(4)                                  Our customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter.

Critical Accounting Policies

Our consolidated financial statements and related financial information are based on the application of accounting principles generally accepted in the United States, or GAAP. GAAP requires the use of estimates, assumptions, judgements and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported, as well as disclosures about contingencies, risks and financial condition. The following critical accounting policies have the potential to have a more significant impact on our financial statements. An impact could occur because of the significance of the financial statement item to which these policies relate, or because these policies require more judgement and estimation than other matters owing to the uncertainty related to measuring, at a specific point in time, transactions that are continuous in nature.

Fixed Assets:

•                                          Fixed assets, net, totaled £337.9 million and £486.1 million, representing 67.2% and 82.2% of total assets at December 31, 2003 and 2002, respectively. Fixed assets, net at December 31, 2002, are stated at cost less accumulated depreciation. In accordance with SOP 90-7, upon our emergence from Chapter 11 reorganization, we adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of our fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of our fixed assets at January 1, 2003. Fixed assets, net were written down by £114.0 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

•                                          The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of our operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable advanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

•                                          We assign fixed assets and intangible assets useful lives that impact the annual depreciation and amortization expense. The assignment of useful lives involves significant judgements and the use of estimates. Our managers use their experience and expertise in applying judgements about appropriate estimates. Changes in technology or changes in intended use of these assets may cause the estimated useful life to change, resulting in higher or lower depreciation charges or asset impairment charges.

Impairment of Long-lived Assets:

We review the carrying values of our long-lived assets, including fixed assets and amortizable definite lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. We assess the recoverability of the carrying value of long-lived assets, by first grouping our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. We estimate the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, we record an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. We determine fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

Reorganization value in excess of amounts allocable to identifiable assets, goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

As of December 31, 2003, we reviewed our long-lived assets for impairment. We engaged an independent financial adviser to assist in the impairment review. The independent financial adviser and we determined that there was no impairment of our long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to our operations. Certain factors that were incorporated into the impairment review included the following:

•                                          reporting unit 10 year cash flow projections;

•                                          corporate income tax rates of 30% in the UK;.

•                                          present value discount factor of 13.0%; and

•                                          residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

Our assessments of impairment of long-lived assets and our periodic review of the remaining useful lives of our long-lived assets are an integral part of our ongoing strategic review of the business and operations. Future changes in our strategy and other changes in our operations could impact the projected future operating results that are inherent in our estimates of fair value, resulting in impairments in the future. Additionally, other changes in the estimates and assumptions, including the discount rate and expected long-term growth rate, which drive the valuation techniques employed to estimate the fair value of long-lived assets could change and, therefore, impact the assessments of impairment in the future.

Revenue:

We recognize revenue only when it is realized or realizable and earned. We recognize revenue when all of the following are present:

•                                          persuasive evidence of an arrangement exists between us and our customers;

•                                          delivery has occurred or the services have been rendered;

•                                          the price for the service is fixed or determinable; and

•                                          collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone service and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. We apply the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. We apply the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone service and internet services, as well as cable television services, on the basis that we market and maintain a unified fiber network through which we provide all of these services.

Other Policies:

•                                          A subsidiary of NTL provides infrastructure and management support services to us. The related charges represent our portion of costs incurred by the subsidiary of NTL for the benefit of all UK operations within NTL. The charges are made on the basis of an allocation formula appropriate to each category of charge.

•                                          We maintain allowances for doubtful accounts and other receivables to reflect estimated losses resulting from the potential inability of our customers to make payments. These allowances are estimated based on the current aging of receivables, prior collection experience and future expectations of conditions that might impact the collectibility. If the financial condition of our customers were to deteriorate resulting in an impairment in their ability to make payments, additions to the allowances may be required.

•                                          Our determination of the treatment of contingent liabilities in the financial statements is based on a view of the expected outcome of the applicable contingency. We consult legal counsel on matters related to litigation. We consult both internal and external experts with respect to other matters that arise in the ordinary course of business. Examples of these matters that are based on assumptions, judgments and estimates include amounts to be paid to terminate some agreements included in restructuring charges and the amounts to be paid to settle some other liabilities. A liability is accrued if the likelihood of occurrence of an adverse outcome is probable and the amount is capable of estimation.

•                                          We incur interconnection and related costs from other carriers relating to the provision of telephone services. These carriers can make retrospective adjustments to charges for these services which requires us to estimate certain charges for a particular period. Actual charges may differ from those estimated.

These policies may need to be revised in the future in the event that changes to our business occur.

Results of Operations

We derive our revenue principally from monthly fees and usage charges. Our packaging of services and pricing are designed to encourage our customers to use multiple services like dual telephone and broadband, dual telephone and television or triple telephone, television and Internet access.

The principal components of our operating and selling, general and administrative expenses include payroll and other employee related costs; interconnection costs paid to other carriers related to telephone services; television programming costs; marketing and selling costs; repairs and maintenance; facility related costs, such as rent, utilities and rates; and allowances for doubtful accounts. A significant portion of our operating costs and all of our selling, general and administrative expenses are charged to us by a subsidiary of NTL. These charges include costs for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our subscription Internet service and digital cable services, the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment.

Factors affecting our business

Customer Churn.  An increase in our customer churn can lead to increased costs and reduced revenues. We continue to focus on improving our customer service and enhancing and expanding our service offerings to existing customers in an effort to manage our customer churn rate. Customer churn is a measure of the number of customers who stop using our services. Our annualized customer churn rate is calculated by dividing the number of customers lost in the most recent quarter, multiplied by four, by the average total number of customers we serviced during that quarter. Although our ability to reduce our customer churn rate beyond a base level is limited by factors like customers moving outside our network service area, in particular during the summer season, managing our customer churn rate is a significant component of our business plan. To help meet these objectives, NTL needs to integrate its billing systems and customer databases, including ours, across its entire network. Although NTL is in the process of integrating its billing systems and customer databases, including ours, there can be no assurance that it will be successful in reaching this goal. In addition, our customer churn rate may also increase if we are unable to deliver our services over our network without interruption.

Competition.  Our ability to acquire and retain customers and increase revenues depends on our competitive strength. There is significant competition in our markets through digital satellite offered by BSkyB and digital terrestrial television offered by Freeview, as well as through alternative Internet access services, like DSL, which is offered by BT. If competitive forces prevent us from charging the prices for these services that we plan to charge, or if our competition is able to attract our customers or potential customers we are targeting, our results of operations will be adversely affected.

Capital Expenditures.  Our business requires substantial capital expenditures on a continuing basis for various purposes, including expanding and upgrading our network, investing in new customer acquisitions, and offering new services. If we do not continue to invest in our network, our ability to retain and acquire customers may be hindered. Therefore, our liquidity and the availability of cash to fund capital projects are important drivers of our revenues. When our liquidity is restricted, so is our ability to meet our capital expenditure requirements. We believe that our cash on hand, together with cash from operations and cash from NTL, will be sufficient for our cash requirements in 2004. However, our cash requirements after that time may exceed, perhaps significantly, these sources of cash.

Currency Movements.  We encounter currency exchange rate risks because substantially all of our revenues and operating costs are earned and paid primarily in pounds but we pay interest and principal obligations with respect to a portion of our existing indebtedness in US dollars. To the extent that the pound declines in value against the US dollar, the effective cost of servicing our US dollar debt will be higher. Changes in the exchange rate result in foreign currency gains or losses.

Seasonality.  Certain revenue streams are subject to seasonal factors. For example, telephone usage revenues in ntl: home and ntl: business tend to be slightly lower during summer holiday months. Our customer churn rates include persons who disconnect service owing to moves, resulting in a seasonal increase in our churn rates during the summer months when higher levels of UK house moves occur and students leave their accommodations between school years.

Integration of Billing Systems.  NTL is in the process of integrating its various billing systems and customer databases, including ours, in an effort to improve one of the main tools it uses to provide customer service. NTL has numerous billing systems and customer databases owing to the many acquisitions it has made. NTL is seeking to complete this integration by late 2004. The total project cost is estimated to be approximately £75 million of which NTL incurred approximately £55 million through December 31, 2003. Approximately £33 million of this amount was incurred in 2003. If the integration is not successful, we could experience an adverse effect on our customer service, customer churn rate and costs of maintaining these systems going forward. We could also experience operational failures related to billing and collecting revenues from our customers which, depending upon on the severity of the failure, could have a material adverse effect on our business.

Years Ended December 31, 2003 and 2002

We present below summarized consolidated financial information for the years ended December 31, 2003 and 2002 (in £’000s):

	Year ended December 31,		Increase (decrease)
	2003	2002	£	%

Revenues	£186,032	£176,617	9,415	5.3
Operating costs	(78,991)	(87,232)	(8,241)	(9.4)
Selling, general and adminstrative expenses	(59,655)	(57,913)	1,742	3.0
Other charges	(956)	(5,750)	(4,794)	(83.4)
Depreciation and amortization	(59,180)	(60,856)	(1,676)	(2.8)

Operating loss	(12,750)	(35,134)	(22,384)	(63.7)
Interest expense	(29,746)	(59,549)	(29,803)	(50.0)
Interest expense to affiliate	(30,198)	(524)	29,674	5,663.0
Interest income	227	1,404	(1,177)	(83.8)
Recapitalization expense	—	(3,614)	(3,614)	(100.0)
Exchange gains	10,833	91,326	(80,493)	(88.1)
Income tax benefit (expense)	921	(921)	(1,842)	(200.0)

Net loss	£(60,713)	£(7,012)	53,701	765.8

Revenues

For the year ended December 31, 2003, revenues increased by 5.3% to £186.0 million from £176.6 million in 2002. Between 2002 and 2003 we have introduced a number of price increases resulting in an improvement in our revenues. Furthermore, we have sold additional services to our existing customers and gained more broadband subscribers. We expect revenue increases in the future to be achieved by further growth in services such as digital television and broadband services.

Expenses

Operating Costs.  For the year ended December 31, 2003, operating costs decreased by 9.4% to £79.0 million from £87.2 million in 2002. Operating costs as a percentage of revenues declined to 42.5% for the year ended December 31, 2003, from 49.4% for 2002. We have benefited from the efficiencies that NTL has gained in the negotiated reductions in the costs of television programming and reductions in the costs of interconnection owing to the more effective routing of outbound traffic. In addition, we have also benefited from a release of certain accruals in respect of favorable resolutions by NTL of billing matters with certain providers of interconnect related services. Our operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of our telephone traffic, as well as the provision of technical infrastructure and network capacity by NTL for our broadband Internet service and digital cable television services. We were charged £35.5 million in 2003 and £36.6 million in 2002 for these services.

Selling, general and administrative expenses.  For the year ended December 31, 2003, selling, general and administrative expenses increased by 3.0% to £59.7 million from £57.9 million in 2002. Selling, general and administrative expenses as a percentage of revenues declined to 32.1% for the year ended December 31, 2003, from 32.8% for 2002. Our selling, general and administrative expenses include certain costs that are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, human resources and facility services, and for the provision of IT services, including our use of the related IT equipment. We were charged £59.7 million in 2003 and £57.9 million in 2002 for these services. The increase in the amounts charged to us resulted from more marketing and selling activities in 2003, together with higher employee related costs associated with incentive compensation plans. These increases have been partly offset by further operational savings.

Other Charges

Other charges of £1.0 in 2003 were allocated to us by a subsidiary of NTL and include employee severance and related costs. Other charges of £5.8 million allocated to us in 2002 related to NTL’s restructuring of operations. Charges allocated to us by a subsidiary of NTL are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

Depreciation expense

For the year ended December 31, 2003, depreciation expense decreased to £46.6 million from £60.9 million in 2002, primarily as a result of the

£114 million decrease in the carrying value of fixed assets subject to depreciation effective January 1, 2003. This decrease in carrying value of fixed assets was owing to the adoption of fresh-start reporting, which included a reassessment of the remaining useful lives of these assets.

Amortization expense

For the year ended December 31, 2003, amortization expense increased to £12.6 million from £nil in 2002. This increase in amortization expense was as a result of the £66.6 million increase in the carrying value of customer lists, which became subject to amortization as of January 1, 2003 owing to the adoption of fresh-start reporting.

Interest expense

For the year ended December 31, 2003, interest expense including interest payable to NTL decreased to £59.9 million from £60.1 million in 2002. Interest expense in 2003 represents the interest we incur on the Senior Notes, our mortgage loan and the amortization of the difference between the principal amount of the Senior Notes and their fair value adopted on January 1, 2003. In 2002, interest expense includes interest on our Senior Discount Notes to May 8, 2002. In accordance with the Plan and SOP 90-7, beginning May 8, 2002 we discontinued accruing interest on our Senior Discount Notes. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it will be paid during the proceedings or that it is probable that it will be an allowed priority, secured or unsecured claim.

On emergence from Chapter 11, NTL acquired our outstanding Senior Discount Notes and subsequently released us from any further obligation to pay interest and/or principal on February 4, 2003. Accordingly, we have included interest to February 4, 2003 on our Senior Discount Notes and amortization of the difference between the principal amount of our Senior Discount Notes and their fair value adopted on January 1, 2003 within interest payable to NTL in 2003. In addition, interest expense to NTL includes the interest charged on the outstanding amounts borrowed under the loan agreement with NTL.

We paid interest in cash of £30.2 million in 2003 and £23.6 million in 2002.

Recapitalization expense

For the year ended December 31, 2003, we incurred no recapitalization expense. For the year ended December 31, 2002, recapitalization expense was £3.6 million. Recapitalization expense included all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense included £1.9 million for employee retention related to substantially all of our UK employees and £1.7 million for financial advisory, legal, accounting and consulting costs.

Foreign currency gains

For the year ended December 31, 2003, foreign currency gains were £10.8 million as compared with gains of £91.3 million for 2002. These gains in 2003 were primarily owing to the effect of changes in exchange rates on U.S. dollar denominated debt. Our results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax benefit (expense)

For the year ended December 31, 2003, income tax benefit was £0.9 million as compared with income tax expense of £0.9 million in 2002.

Net (loss)

For the year ended December 31, 2003, net loss was £60.7 million as compared with a net loss of £7.0 million in 2002. The increase in net loss is primarily attributable to the reduction in exchange gains and an increase in amortization expense, which have offset the reduction in net loss owing to:

•                                          our improved operating performance;

•                                          a reduction in depreciation expense because of our lower tangible fixed asset carrying value;

•                                          a reduction in restructuring charges for employee severance; and

•                                          the occurrence in 2002 of items that were not repeated in 2003, including the recapitalization expense relating to our reorganization under Chapter 11.

Years Ended December 31, 2002 and 2001

We present below summarized consolidated financial information for the years ended December 31, 2002 and 2001 (in £’000s, “NM” denotes percentage is not meaningful):

	Year ended December 31,		Increase (decrease)
	2002	2001	£	%

Revenues	£176,617	£178,551	(1,934)	(1.1)
Operating costs	(87,232)	(92,774)	(5,542)	(6.0)
Selling, general and adminstrative expenses	(57,913)	(77,765)	(19,852)	(25.5)
Other charges	(5,750)	(7,816)	(2,066)	(26.4)
Depreciation and amortization	(60,856)	(60,901)	(45)	(0.1)

Operating loss	(35,134)	(60,705)	(25,571)	(42.1)
Interest expense	(59,549)	(121,556)	(62,007)	(51.0)
Interest expense to affiliate	(524)	—	524	NM
Interest income	1,404	570	834	146.3
Recapitalization expense	(3,614)	—	3,614	NM
Exchange gains (losses)	91,326	(25,382)	(116,708)	(459.8)
Income tax expense	(921)	—	921	NM

Net loss	£(7,012)	£(207,073)	(200,061)	(96.6)

Revenues

For the year ended December 31, 2002, revenues decreased by 1.1% to £176.6 million from £178.6 million in 2001. Revenue decreased in 2002 compared with 2001 primarily as a result of a decrease in customers owing to capital constraints including reduced capital expenditures to connect new customers. This reduction was partly mitigated by price increases including the introduction of charges for our dial-up Internet service (which was previously available without charge), up-selling additional services to customers and from growth in broadband subscribers.

Expenses

Operating costs.  For the year ended December 31, 2002, operating costs, decreased by 6.0% to £87.2 million from £92.8 million in 2001. Operating costs as a percentage of revenues declined to 49.4% for 2002 from 52.0% for 2001. This reduction resulted from further economies of scale and efficiencies achieved by NTL from integrating the Group’s business into the rest of NTL’s UK business. In absolute terms, operating costs decreased from 2001 to 2002 as a result of reductions in interconnection and programming costs owing to usage. Operating costs include certain costs that are charged by a subsidiary of NTL for the provision of network services and support, the use of NTL’s national backbone telephone network for carriage of the Group’s telephone traffic, as well as the provision of the technical infrastructure and network capacity by NTL for the Group’s Internet service. In the years ended December 31, 2002 and 2001, these charges were £36.6 million and £29.8 million respectively. As a result of the continued integration of the Group into NTL, the Group has reduced direct transactions with third parties. Consequently, third party costs have decreased and costs incurred on the Group’s behalf by a subsidiary of NTL have increased. Furthermore, starting in the first quarter of 2002, a subsidiary of NTL began charging the Group for broadband and digital television services. In 2002, these charges totaled £2.8 million and £2.6 million, respectively.

Selling, general and administrative expenses.  For the year ended December 31, 2002, selling, general and administrative expenses decreased by 25.5% to £57.9 million from £77.8 million for 2001. Selling, general and administrative expenses as a percentage of revenues decreased to 32.8% for the year ended December 31, 2002 from 43.6% for 2001. Selling, general and administrative expenses decreased in 2002 compared with 2001 as a result of further economies of scale and efficiencies achieved by NTL from integrating the Group’s business into the rest of NTL’s UK business. Selling, general and administrative expense includes certain costs which are charged by a subsidiary of NTL for the provision of corporate services, including finance, legal, HR and facility services, and for the provision of IT services, including the Group’s use of the related IT equipment. These charges were £57.9 million and £50.9 million in 2002 and 2001 respectively. The increase in these charges is partly owing to the continued integration of the Group into NTL resulting in a reduction of the Group’s costs incurred directly from third parties and a rise in the costs incurred on the Group’s behalf by a subsidiary of NTL. Also, the increase is partly owing to a rise in the charge for the Group’s use of IT and other capital equipment. During 2002, this charge increased by approximately £3.9 million. Approximately £1.6 million of this increase was an expense related to the write-off of certain projects that had been abandoned.

Furthermore, the costs charged by a subsidiary of NTL in 2002 were affected by the following:

•                                          as a result of capital constraints imposed on its business, NTL reduced its expenditure in a number of areas, including those related to expanding its customer base, and those related to service arrangements with third parties that provide capital improvements as part of their services. These measures, as well as the significant restructuring of NTL’s business in 2002 in terms of headcount reduction and departmental reorganization, have caused NTL to reassess whether for some 2002 expenditures, assumptions and estimates relating to the allocation of those costs between capital and operating expense need to be revised. The result of this reassessment was to increase the Group’s costs for the year ended December 31, 2002 by £4.0 million; and

•                                          during the year NTL undertook a review of certain balance sheet accounts which identified that there were provisions that were no longer necessary in light of the resolution of the issues and other liabilities that such provisions sought to address. The review resulted in a decrease in the Group’s costs by £3.9 million.

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

Depreciation and amortization expense

Depreciation and amortization expense was £60.9 million and £60.9 million for the years ended December 31, 2002 and 2001, respectively. Amortization expense was £nil and £4.9 million in the years ended December 31, 2002 and 2001, respectively. The reduction in amortization expense was due to the adoption of SFAS No. 142 on January 1, 2002 which ended the amortization of goodwill and other indefinite lived intangible assets. Amortization expense in the year ended December 31, 2001, after deducting the amortization of goodwill and other indefinite lived intangible assets of £4.9 million, would have been zero.

Interest expense

Interest expense and amortization of debt discount and expenses was £59.5 million and £121.6 million for the years ended December 31, 2002 and 2001, respectively. This decrease was the result of the application of SOP 90-7. Pursuant to SOP 90-7, interest expense is included in the results of operations only to the extent that it would be paid during the bankruptcy proceeding or that it was probable that it would be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, we did not recognize interest expense on certain of our outstanding debt on or after May 8, 2002, the date of the filing of our Plan under Chapter 11 of the Bankruptcy Code. Our contractual interest for the year ended December 31, 2002 was £121.4 million. We paid interest in cash of £23.6 million and £90.1 million in the years ended December 31, 2002 and 2001, respectively.

Interest income movements are primarily attributable to variations in the average cash balances available for investment.

Recapitalization expense

Recapitalization expense was £3.6 million in the year ended December 31, 2002. Recapitalization expense includes all transactions incurred as a result of our Chapter 11 reorganization. Recapitalization expense included £1.9 million for employee retention related to substantially all of our UK employees and £1.7 million for financial advisory, legal, accounting and consulting costs.

Foreign currency gains (losses)

Foreign currency gains were £91.3 million in 2002 compared with foreign currency losses of £25.4 million in 2001. The change in exchange gains and losses was primarily the result of the impact of fluctuations in the valuation of the UK Pound Sterling on the Senior Discount Notes and the 9 1/8% Senior Notes, which are denominated in US Dollars. The Group’s results of operations will continue to be affected by foreign exchange rate fluctuations.

Income tax benefit (expense)

For the year ended December 31, 2002, income tax expense was £0.9 million as compared with £nil in 2001.

Net (loss)

Net loss was £7.0 million in the year ended December 31, 2002 and £207.1 million in the year ended December 31, 2001. This change was the result of the improvement in operating results of £25.6 million, the reduction in net interest of £62.3 million and the movement from exchange losses to exchange gains totaling £116.7 million, offsetting the increase in recapitalization expense of £3.6 million and the increase in income tax expense of £0.9 million.

Statement of Cash Flows

Year Ended December 31, 2003 and 2002

For the year ended December 31, 2003, cash used in operating activities was £4.1 million compared with cash provided by operating activities of £11.7 million in 2002. This movement is primarily owing to the improvement in operating results offset by a change in working capital as a result of the timing of receipts and disbursements and an increase in interest payments. For the year ended December 31, 2003, cash paid for interest, exclusive of amounts capitalized, increased to £30.2 million from £23.6 million in 2002 primarily as a result of our resumption of payment of interest due on our outstanding debt when we emerged from bankruptcy on January 10, 2003. These payments were suspended during our reorganization process.

For the year ended December 31, 2003, cash used in investing activities decreased to £13.5 million from £16.8 million in 2002. Purchases of fixed assets for the year ended December 31, 2003, which are primarily related to customer premise equipment, are lower than in 2002. During 2003, we continued to restrict purchases of fixed assets in an effort to conserve cash.

Cash provided by financing activities for the year ended December 31, 2003 was £19.8 million compared with £12.6 million in 2002. During 2003 we borrowed £10.0 million and a further $16.0 million under our loan agreement with NTL.

Year Ended December 31, 2002 and 2001

Net cash provided by (used in) operating activities amounted to £11.7 million in 2002 compared with £(114.1) million used in 2001. Net cash provided by (used in) operating activities includes £27.7 million received from affiliates in 2002 and £6.2 million paid to affiliates in 2001. Net cash used in operating activities in 2001 also includes cash used for the Joint Purchasing Alliance Agreement of £(20.3) million. The change in net cash provided by operating activities is partly owing to the cash paid for interest, which decreased to £23.6 million in 2002 from £90.1 million in 2001. The reduction is owing to the Chapter 11 reorganization process, which halted cash interest payments during the period of the reorganization process.

Net cash used in investing activities amounted to £16.8 million in 2002 and £66.3 million in 2001 primarily for continuing fixed asset purchases. The reduction in capital expenditure in 2002 was owing to our efforts to conserve cash.

Net cash provided by financing activities amounted to £12.6 million in 2002 and £176.7 million in 2001. During 2002, we issued a 30% Loan Note to NTL for $18.9 million (£13.3 million). Net cash provided by financing activities in 2002 and 2001, includes £140,000 and £178.3 million, respectively, in contributions from NTL.

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

Although we currently expect that our cash from operations will be sufficient to fund our working capital including our capital expenditures and debt service requirements in 2004, we may require additional cash owing to the timing of our cash flows. We believe that cash and cash equivalents on hand at December 31, 2003 and cash from NTL will be sufficient for our cash requirements during 2004.

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

Description of Outstanding Indebtedness

Loan Note payable to NTL Incorporated

On March 31, 2003, we entered into a loan agreement with NTL under which £10.0 million had been borrowed on April 2, 2003. On July 31, 2003, we borrowed a further $16.0 million. Interest is payable on any and all outstanding principal amounts from time to time from and including the date of the initial borrowing until such principal amounts are paid in full. The initial interest rate is 8.0% or such other rate as may be agreed from time to time. The outstanding principal and accrued and unpaid interest are payable upon demand, but subordinated to the Senior Notes. NTL has indicated that it does not intend to demand payment on the loan agreement prior to January 1, 2005.

Diamond Holdings Senior Notes

In February 1998, Diamond Holdings issued the Senior Notes. We have guaranteed the Senior Notes as to payment of principal, interest and any other amounts due. In connection with the issuance of the Senior Notes, we terminated our existing bank facility. The Senior Notes are redeemable at Diamond Holdings’ option on or after February 1, 2003.

As of December 31, 2003, Diamond Holdings had £135.0 million in principal amount of its 10% Senior Notes due February 1, 2008 and $109.9 million in principal amount of its 9 1/8% Senior Notes due February 1, 2008 outstanding. Interest on these notes is payable semiannually on February 1 and August 1.

Upon consummation of the Plan on January 10, 2003, the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid, with accrued interest thereon.

NTL has advised us that it intends to redeem the Senior Notes if it consummates its proposed refinancing.

Contractual Obligations and Commercial Commitments

We had no significant commercial commitments as of December 31, 2003.

The following table includes aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due. The following table excludes the repayment of the amounts borrowed under the loan agreement with NTL of £19.8 million as of December 31, 2003 because the loans do not have a definite due date.

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
(in millions)

Long-Term Debt	£198.4	£0.3	£0.5	£197.1	£0.5
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Unconditional Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	—	—	—	—	—
Total Contractual Cash Obligations	£198.4	£0.3	£0.5	£197.1	£0.5

Our Restructuring

On May 8, 2002, NTL, then known as NTL Communications Corp., NTL Europe, then known as NTL Incorporated and the former parent company of NTL Communications Corp., and certain of their subsidiaries, including us and Diamond Holdings, filed the Plan. Our operating subsidiaries were not included in the Chapter 11 filing, nor were the other operating subsidiaries of NTL and NTL Europe. Also on May 8, 2002, Diamond Holdings and we filed proceedings for Administration in England. The Plan became effective on January 10, 2003, at which time NTL, Diamond Holdings and we, emerged from Chapter 11 reorganization and Administration.

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

Upon consummation of the Plan on January 10, 2003:

•                                          our Senior Discount Notes were acquired by NTL and the former holders of the Senior Discount Notes were issued shares of common stock of NTL; on February 4, 2003, we were released from any further obligations to pay interest and/or principal on such notes;

•                                          the Senior Notes were reinstated and accrued interest due but not paid on August 1, 2002 was paid, with accrued interest thereon; and

•                                          our Loan Notes were cancelled in exchange for the issuance to NTL of one of our ordinary shares.

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

On April 16, 2002, NTL Europe announced that it and the unofficial committee of its bondholders had reached an agreement in principle on a comprehensive recapitalization of the NTL Europe group. To implement the proposed recapitalization plan, on May 8, 2002, we, Diamond Holdings, NTL, NTL Europe and another of its subsidiaries, collectively referred to in this Annual Report as the Debtors, filed cases and a pre-arranged joint reorganization plan under Chapter 11 of the US Bankruptcy Code. In connection with the filing, some members of the unofficial creditors’ committee of bondholders entered into a credit facility agreement, referred to as the DIP facility, committing to provide NTL with up to $500 million in new debt financing.

As a result of the payment defaults as well as the voluntary filing under Chapter 11 by the Debtors on May 8, 2002, there was an event of default under all of NTL Europe and its subsidiaries’ credit facilities and the indentures governing all of their publicly traded debt, including the notes issued by us and Diamond Holdings, other than debt of NTL (Triangle) LLC.

The Bankruptcy Court confirmed the Plan on September 5, 2002. During the fall of 2002, NTL Europe negotiated with a group of lenders to enter into a new financing arrangement to repay the DIP facility, to repay certain obligations and to provide liquidity to NTL and its subsidiaries, including us. The Plan became effective on January 10, 2003, referred to as the Effective Date, at which time the Debtors emerged from Chapter 11 reorganization. In connection with its emergence from Chapter 11 reorganization, NTL and certain of its subsidiaries issued $558.249 million aggregate principal face amount of 19% Senior Secured Notes due 2010, the Exit Notes, on January 10, 2003. Initial purchasers of the Exit Notes also purchased 500,000 shares of NTL’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500 million. The proceeds were used in part to repay all amounts outstanding under the DIP facility, which was repaid on the Effective Date, and to purchase from NTL (Delaware), Inc. a £90 million note of NTL (UK) Group, Inc. and to repay certain other obligations. Also on January 10, 2003, NTL and its lending banks amended its existing credit facilities.

Fresh start reporting

We operated our business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, our consolidated financial statements for periods prior to our emergence from Chapter 11 reorganization were prepared in accordance with SOP 90-7. In addition, we adopted fresh-start reporting upon our emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying unaudited condensed consolidated financial statements as of January 1, 2003.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Since 1998, we have not entered into derivative financial instruments.

The principal form of market risk to which we are exposed is foreign exchange rate risk. The 9 1/8% Senior Notes, which constitute a substantial portion of our existing debt obligations, are denominated in U.S. dollars, while our revenues are generated and stated in UK pounds sterling. In the future, we may from time to time enter into foreign currency contracts based on our assessment of foreign currency market conditions and its effect on our operations and financial condition. Changes in currency exchange rates may have a material effect on the results of our operations and our ability to satisfy our obligations, including obligations under outstanding debt instruments, as they become due.

We are exposed to interest rate risk on the fair market value of our long-term fixed interest rate debt. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In the following table, fair values were determined from quoted market prices.

The following table provides information by maturity as of December 31, 2003 about our long-term fixed interest rate debt that is sensitive to changes in interest rates and foreign currency exchange rates. The following table excludes the amounts borrowed under the loan agreement with NTL of £19.8 million as of December 31, 2003.

Interest Rate Sensitivity

Principal Amount by Expected Maturity

Average Interest Rate

	Year ending December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair value December 31, 2003
	(in millions)

Long-term debt including current portion
US Dollars
Fixed rate	—	—	—	—	$109.9	—	$109.9	$113.7
Average interest rate					9.125%
Average forward exchange rate					0.5966
UK Pound
Fixed rate	—	—	—	—	£135.0	—	£135.0	£139.4
Average interest rate					10.0%

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements, the notes thereto and the report of the independent auditors are on pages F-1 to F-29 of this Annual Report and are incorporated by reference. The following is a summary of selected quarterly results of operations for the years ended December 31, 2003 and 2002 (in £’000s):

	2003 Three months ended
	March 31	June 30	September 30	December 31

Revenue	£45,190	£46,265	£46,659	£47,918
Operating (loss)	(4,259)	(4,332)	(2,657)	(1,502)
Net (loss)(1)	(37,207)	(9,645)	(9,908)	(3,953)

	2002 Three months ended
	March 31	June 30	September 30	December 31

Revenue	£46,530	£43,666	£42,965	£43,456
Operating (loss)	(6,706)	(7,488)	(7,537)	(13,403)
Net (loss) income(2)	(58,854)	40,230	10,598	1,014

(1)                                  Included in net (loss) are foreign exchange gains of £3,786 for the three months ended March 31, 2003, £2,323 for the three months ended June 30, 2003, £508 for the three months ended September 30, 2003, and £4,216 for the three months ended December 31, 2003. Net loss for the three months ended March 31, 2003 includes £29,281 of interest payable to an affiliate relating to the Senior Discount Notes acquired by NTL for the period January 10 to February 4, 2003.

(2)                                  Included in net (loss) income are foreign exchange (losses) gains of £(20,939) for the three months ended March 31, 2002, £64,336 for the three months ended June 30, 2002, £26,161 for the three months ended September 30, 2002, and £21,768 for the three months ended December 31, 2002. Operating loss and net income for the three months ended December 31, 2002 included an allocation of restructuring charges included in other expenses of £5,750.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of the Chief Executive Officer and Chief Financial Officer of NTL*, have conducted an evaluation of the effectiveness of our disclosure controls and procedures, as this term is defined in Rule 13a-14(c) and Rule 15d-14(c) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Annual Report. Based on that evaluation, NTL’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this Report has been recorded, processed, summarized and reported in a timely basis.

(b)  Changes in Internal Controls.  Since the end of the period covered by this Annual Report, there have been no changes in our internal controls that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting covered by this Report.

*                                         We have no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are our directors, and the latter is the Chief Financial Officer of NTL.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table provides information about our directors and executive officers as of December 31, 2003:

Name	Age	Title

Robert Mackenzie	42	Director and Secretary
Scott E. Schubert	50	Director

Robert Mackenzie

Mr. Mackenzie has been our Secretary and Director since May 30, 2000. He joined International CableTel Incorporated in 1993, to establish the legal department in the UK and act as Company Secretary for the newly formed CableTel, subsequently renamed NTL. From 1988 to 1993, Mr. Mackenzie worked for Theodore Goddard as a Solicitor in the Corporate Finance department advising public and private companies on corporate finance, takeovers, domestic and international mergers and acquisitions. He was additionally seconded to corporate brokers Phoenix Securities Ltd. as Mergers & Acquisition Manager. Previously he worked for Mischon de Reya, handling High Court commercial litigation. He was admitted as a Solicitor in 1987, and graduated in law from King’s College, University of London. Law Society Finals were taken at College of Law, London.

Scott E. Schubert

Mr. Schubert is NTL’s chief financial officer and one of our directors. He joined NTL in March 2003. From June 1999 to March 2003, Mr. Schubert held a number of positions with WilTel Communications, including his last position as chief financial and corporate services officer. Prior to joining WilTel, from 1976 to June 1999, Mr. Schubert held various positions at Amoco Corporation, including international controller of exploration and production and vice president of Worldwide Financial Services. Following the merger of BP and Amoco in 1998, he was appointed vice president and head of BP Amoco’s Global Financial Services.

In April 2002, Williams Communications Group Inc. filed a petition for relief under Chapter 11 of the US Bankruptcy Code and emerged in October 2002 as WilTel Communications Group.

Item 11.  Executive Compensation

As the management of our business is performed by NTL, we do not have any employees on our payroll.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of NTL; there is no public market for our ordinary shares.

Item 13.  Certain Relationships and Related Transactions

Since we were acquired by NTL in March 1999, NTL has provided infrastructure and management support services to us. NTL performs a variety of management functions and procures services on our behalf. Benefits include usage of NTL network assets, network maintenance, marketing and shared overhead. Additionally, during 2001 certain elements of our network operations and customer operations have been integrated with NTL’s national and regional operations in order for us to gain the advantage of NTL’s scale.

Pursuant to an agreement between NTL and us, we have the legal right to offset amounts receivable from NTL against amounts payable to NTL. Consequently, the net balance payable by us to NTL is disclosed under accounts payable to affiliates and related parties in the accompanying financial statements.

The charges for NTL’s infrastructure and management support services, which began in the fourth quarter of 1999, represent our portion of costs incurred by NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. We were charged £95.2 million, £94.5 million and £80.7 million in 2003, 2002 and 2001, respectively. For 2003, £35.5 million was included in operating costs and £59.7 million was included in selling, general and administrative expense. For 2002, £36.6 million was included in operating costs and £57.9 million was included in selling, general and administrative expense. For 2001, £29.8 million was included in operating costs and £50.9 million was included in selling, general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had we operated as an unaffiliated entity.

Item 14.  Principal Accountants’ Fees and Services

Ernst & Young LLP are our principal accountants. We are not billed directly by Ernst & Young for services, but are allocated a proportion of the fees charged to NTL by Ernst & Young. We provide in the table below an analysis of the fees charged to NTL by Ernst & Young and allocated to us in the each of the two years ended December 31, 2003 and 2002 (in £’000s).

	Year ended December 31,
	2003	2002

Audit fees	£186	£181
Audit-Related fees	9	214
Tax fees	239	275
All other fees	—	—

	£434	£670

Audit fees.  Audit fees represent the aggregate services provided by Ernst & Young for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-K, including accounting consultations on matters addressed during the audit and interim reviews. These fees also include services that are provided in connection with our statutory and regulatory filings.

Audit-Related fees.  Audit-Related fees represent the aggregate fees charged for assurance and related services by Ernst & Young that are related to the audit or review of our financial statements, including other accounting consultations. Audit-Related services include advice relating to the Sarbanes-Oxley Act of 2002 including advice on reporting on internal controls under Section 404.

Tax fees.  Tax fees represent the aggregate fees charged for professional services rendered by Ernst & Young for tax compliance, tax advice and tax planning. Tax services included compliance work regarding the preparation and filing of our UK tax returns, and consulting and advising on issues arising from our bankruptcy.

All other fees.  All other fees represent the aggregate fees charged for products and services provided by Ernst & Young.

Audit Committee’s pre-approval policies and procedures

We have no Audit Committee. The Audit Committee of the board of directors of NTL reviews, acts on and reports to the board of directors of NTL with respect to various auditing and accounting matters. In this capacity, NTL’s Audit Committee acts on our behalf as necessary. The current members of NTL’s Audit Committee are Edwin M. Banks, who is its chairman, David Elstein, Charles K. Gallagher, who the board of directors has determined to be an audit committee financial expert, and George R. Zoffinger. The members of NTL’s Audit Committee are independent within the meaning of the Nasdaq National Markets listing standards currently applicable to NTL. Immediately following NTL’s 2004 annual stockholders’ meeting, Mr. Gallagher will become chairman of NTL’s Audit Committee and Mr. Banks will no longer serve as a member of NTL’s Audit Committee.

NTL’s Audit Committee’s policy on pre-approval requirements for audit and other services provided to NTL and us by Ernst & Young is as follows:

•                                          Annually, NTL’s Audit Committee agrees the terms, including fees, of the engagement for the services to be provided by Ernst & Young as part of the recurring annual audit.

•                                          Quarterly, NTL’s Audit Committee pre-approves the Audit-Related fees, Tax fees and Other fees for services to be provided by Ernst & Young to us in respect of services that are either a continuation of services already pre-approved, or services which are expected to commence during the following three months. These limits represent amounts that may not be exceeded without approval by the Audit Committee.

•                                          Between meetings, the Chairman of the Audit Committee has delegated authority to approve services on an ad-hoc basis to meet specific needs up to £100,000 per engagement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)                                  (1)           Financial Statements—See Index to Financial Statements on page F-1.

(2)                                  Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

(3)                                  Exhibits—See Exhibit Index on page 36.

(b)                                 The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2003.

(c)                                  Exhibits—See Exhibit Index on page 36.

(d)                                 Financial Statement Schedules—See list of Financial Statement Schedules on page F-1.

EXHIBIT INDEX

Exhibit No.

2.1

Second Amended Joint Plan of Reorganization of NTL Incorporated and Certain Subsidiaries, dated July 15, 2002 (as confirmed and subsequently modified) (Incorporated by reference to Exhibit 2.8 to the Registration Statement on Form S-1 filed by NTL Incorporated on February 12, 2003, File No. 333-103135)

2.2

Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Limited, dated as of June 16, 1998 (Incorporated by reference to Exhibit 99.1 to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999, File No. 000-27020)

2.3

Amendment No. 1, dated as of December 21, 1998, to the Share Exchange Agreement among NTL Incorporated and the Shareholders of Diamond Cable Communications Limited, dated as of June 16, 1998 (Incorporated by reference to Exhibit 99.2 to the Company’s 1998 Annual Report on Form 10-K, filed on March 31, 1999, File No. 000-27020)

3.1

Memorandum and Articles of Association of Diamond Cable Communications Limited (Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-1, filed on September 12, 1996, File No. 33-83740)

3.2

Memorandum and Articles of Association of Diamond Holdings plc (Incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

4.1

Indenture, dated as of February 6, 1998, among Diamond Holdings Plc, Diamond Cable Communications plc and The Bank of New York, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

4.2

Senior Note Depositary Agreement, dated February 6, 1998, among Diamond Holdings plc, The Bank of New York, as Global Depositary, and the Owners of Book-Entry Interests (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4, filed on March 20, 1998, File No. 333-48413)

21*	List of Subsidiaries of Diamond Cable Communications Limited

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13(a)—14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, or Exchange Act

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13(a)—14(a) and Rule 15d-14(a) of the Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 29, 2004

DIAMOND CABLE COMMUNICATIONS LIMITED (REGISTRANT)

By	/s/ ROBERT MACKENZIE
Director and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
Robert Mackenzie	Director and Secretary*	March 29, 2004
Scott E. Schubert	Director*	March 29, 2004

*                                         The Company has no Chief Executive Officer or Chief Financial Officer. Robert Mackenzie and Scott E. Schubert are Directors of the Company and the latter is Chief Financial Officer of NTL Incorporated.

FORM 10-K—Item 15(a)(1) and (2)

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Diamond Cable Communications Limited are included in Item 8:

The following consolidated financial statement schedules of Diamond Cable Communications Limited are included in Item 15(d):

Schedule I—Condensed Financial Information of Registrant	F-25
Schedule II—Valuation and Qualifying Accounts	F-29

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholder

Diamond Cable Communications Limited

We have audited the accompanying consolidated balance sheets of Diamond Cable Communications Limited and subsidiaries as of December 31, 2003 (Successor) and 2002 (Predecessor), and the related consolidated statements of operations, shareholder’s equity (deficit) and cash flows for the year ended December 31, 2003 for the Successor and for each of the two years in the period ended December 31, 2002 for the Predecessor. Our audits also included the financial statement schedule listed in the index at Item 15(d). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diamond Cable Communications Limited and subsidiaries as of December 31, 2003 (Successor) and 2002 (Predecessor), and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 for the Successor and for each of the two years in the period ended December 31, 2002 for the Predecessor, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, effective January 10, 2003 the Company emerged from bankruptcy and applied fresh start accounting. As a result, the consolidated balance sheet as of December 31, 2003 and the related statements of consolidated operations and cash flows for the year ended December 31, 2003 are presented on a different basis than that for the periods before fresh start and, therefore, are not comparable. As discussed in Note 2 of the consolidated financial statements, as of January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

Ernst & Young LLP
London, United Kingdom
March 26, 2004

DIAMOND CABLE COMMUNICATIONS LIMITED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in £’000s, except share data)

	December 31, 2003	December 31, 2002
	Reorganized company	Predecessor company

Assets
Current assets
Cash and cash equivalents	£14,312	£12,168
Accounts receivable, less allowance for doubtful accounts of £1,882 (2003) and £2,847 (2002)	14,686	15,952
Other current assets	133	498

Total current assets	29,131	28,618
Fixed assets, net	337,872	486,142
Deferred financing costs, net of accumulated amortization of £693 (2003) and £15,468 (2002)	2,824	9,684
Goodwill	—	66,647
Franchise costs	—	316
Customer list, net of accumulated amortization of £12,561 (2003)	54,000	—
Reorganization value in excess of amounts allocable to identifiable assets	79,262	—
Total assets	£503,089	£591,407

Liabilities and shareholder’s equity (deficit)
Current liabilities
Accrued expenses	£5,923	£10,542
Interest payable	7,967	—
Deferred revenue	4,843	4,525
Due to affiliates	11,616	30,655
Current portion of long-term debt	252	1,960

Total current liabilities	30,601	47,682
Liabilities subject to compromise	—	1,029,422
Long-term debt, less current portion	161,591	—
Loan from NTL Incorporated	19,845	—
Deferred income taxes	—	921
Commitments and contingent liabilities
Shareholder’s equity (deficit)
Ordinary shares of 2.5p each: 150,000,060 authorized; 59,138,852 (2003) and 59,138,851 (2002) issued and outstanding	1,478	1,478
Additional paid-in capital	350,287	317,506
Accumulated deficit	(60,713)	(805,602)
Total shareholder’s equity (deficit)	291,052	(486,618)
Total liabilities and shareholder’s equity (deficit)	£503,089	£591,407

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in £’000s)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Revenue	£186,032	£176,617	£178,551
Costs and expenses
Operating costs (exclusive of depreciation shown below)	(78,991)	(87,232)	(92,774)
Selling, general and administrative expenses	(59,655)	(57,913)	(77,765)
Other charges	(956)	(5,750)	(7,816)
Depreciation	(46,619)	(60,856)	(56,024)
Amortization	(12,561)	—	(4,877)

	(198,782)	(211,751)	(239,256)

Operating loss	(12,750)	(35,134)	(60,705)
Other income (expense)
Interest income and other, net	227	1,404	570
Interest expense (contractual interest £121,353 in 2002) and amortization of debt discount and expenses	(29,746)	(59,549)	(121,556)
Interest payable to NTL Incorporated (contractual interest £2,773 in 2002) and amortization of debt discount and expenses	(30,198)	(524)	—
Recapitalization expense	—	(3,614)	—
Foreign exchange gains (losses), net	10,833	91,326	(25,382)

(Loss) before income taxes	(61,634)	(6,091)	(207,073)
Income tax benefit (expense)	921	(921)	—
Net (loss)	£(60,713)	£(7,012)	£(207,073)

January 1, 2003
Predecessor Company

Interest expense to NTL Incorporated	£(59,850)
Fresh-start adoption—intangible assets	78,860
Fresh-start adoption—long-term debt	723,533
Fresh-start adoption—fixed assets	(113,965)
Net income	£628,578

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (DEFICIT)
(in £’000s, except share data)

	Ordinary Shares	Par	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholder’s (Deficit) Equity

Predecessor Company
Balance as at January 1, 2001	59,138,851	£1,478	£139,097		£(591,517)	£(450,942)
Contributions from NTL Incorporated			178,269			178,269
Net loss				£(207,073)	(207,073)	(207,073)

Balance as at December 31, 2001	59,138,851	1,478	317,366		(798,590)	(479,746)
Contributions from NTL Incorporated			140			140
Net loss				£(7,012)	(7,012)	(7,012)

Balance as at December 31, 2002	59,138,851	1,478	317,506		(805,602)	(486,618)
Exit transactions	1		14,380			14,380
Fresh-start adjustment			(177,024)		177,024	—
Net income				£628,578	628,578	628,578

Reorganized Company
Balance at January 1, 2003	59,138,852	1,478	154,862		—	156,340
Release of debt obligations			195,425			195,425
Net loss				£(60,713)	(60,713)	(60,713)

Balance as at December 31, 2003	59,138,852	£1,478	£350,287		£(60,713)	£291,052

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in £’000s)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Operating Activities:
Net (loss)	£(60,713)	£(7,012)	£(207,073)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	59,180	60,856	60,901
Foreign exchange losses or (gains), net	(10,833)	(91,326)	24,309
(Gain) loss on sale of assets	—	(31)	5,683
Provision for losses on accounts receivable	2,562	1,357	3,932
Amortization of deferred financing fees	868	2,801	2,749
Accretion of notes payable discount	29,268	3,748	28,664
Deferred income taxes	(921)	921	—
Change in operating assets and liabilities
Trade receivables	(1,295)	2,740	(7,074)
Due from / to affiliates	(19,037)	27,684	(6,212)
Other current assets	365	(286)	2,487
Accrued expenses	(3,472)	(4,852)	(601)
Accounts payable deposits	—	—	(20,280)
Interest payable	(371)	30,382	318
Other current liabilities	318	(15,245)	(1,912)
Net cash (used in) provided by operating activities	(4,081)	11,737	(114,109)

Investing activities
Purchase of property and equipment	(13,527)	(16,783)	(66,342)
Proceeds from disposition of property and equipment	—	31	89
Net cash used in investing activities	(13,527)	(16,752)	(66,253)

Financing activities
Principal payments	(171)	(280)	—
Capital lease payments	—	(476)	(1,538)
Loan from NTL Incorporated	19,923	—	—
Issue of 30% loan note	—	13,264	—
Contributions from NTL Communications Corp.	—	140	178,269
Net cash provided by financing activities	19,752	12,648	176,731
(Decrease) increase in cash and cash equivalents	2,144	7,633	(3,631)
Cash and cash equivalents, beginning of period	12,168	4,535	8,166
Cash and cash equivalents, end of period	£14,312	£12,168	£4,535

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Supplemental disclosure of cash flow
Cash paid during the year for interest	£30,166	£23,598	£90,100
Income taxes paid	—	—	—

January 1, 2003
Predecessor Company

Net cash (used in) operating activities	£—

Investing activities
Net cash provided by investing activites	—
Financing activities
Net cash provided by financing activities	—

Increase in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	12,168
Cash and cash equivalents, end of period	£12,168

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—

See notes to consolidated financial statements.

DIAMOND CABLE COMMUNICATIONS LIMITED AND SUBSIDIARIES
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

Completed Restructuring

On May 8, 2002, the Company and Diamond Holdings (together the “Debtors”) filed a prearranged joint reorganization plan (the “Plan”) under Chapter 11 of Title 11 of the US Bankruptcy Code. The Debtors filed jointly with NTL Incorporated, NTL (Delaware), Inc., NTL Communications Corp. and Communications Cable Funding Corp. Also, on May 8, 2002, the Debtors filed proceedings for Administration in England. The Company’s operating subsidiaries were not included on the Chapter 11 filing. The Plan became effective on January 10, 2003, (the “Effective Date”) at which time the Company emerged from Chapter 11 reorganization and Administration.

Pursuant to the Plan, the entity formerly known as NTL Incorporated and its subsidiaries and affiliates were split into two separate groups, and NTL Incorporated and NTL Europe, Inc. each emerged as independent public companies. The entity formerly known as NTL Communications Corp. was renamed “NTL Incorporated” and became the holding company for the former NTL group’s principal UK and Ireland assets including the Company. Prior to consummation of the Plan, the Company’s parent company, then known as NTL Communications Corp., was a wholly-owned subsidiary of the entity then known as NTL Incorporated, which, pursuant to the Plan, was renamed “NTL Europe, Inc.” and which became the holding company for the former NTL group’s continental European and certain other assets. Pursuant to the Plan, all of the outstanding securities of NTL Incorporated and NTL Europe, Inc. and certain of its subsidiaries were cancelled, and NTL Incorporated issued shares of its common stock and Series A warrants and NTL Europe, Inc. issued shares of its common stock and preferred stock to various former creditors and stockholders of NTL Europe, Inc and its subsidiaries including NTL Incorporated. The precise mix of new securities received by holders of each particular type of security of NTL Europe, Inc. and its subsidiaries was set forth in the Plan. The outstanding notes of Diamond Holdings Limited and NTL (Triangle) LLC were not cancelled and remain outstanding.

Historical Structure of the Company

In May 1999, the Company and Diamond Holdings converted from public limited companies to limited companies and thereby changed their names to Diamond Cable Communications Limited and Diamond Holdings Limited, respectively.

On March 8, 1999, the share exchange was completed whereby all of the holders of the Company’s ordinary and deferred shares exchanged their shares for newly issued common stock of NTL Incorporated (formerly NTL Communications Corp). The Company is an indirect wholly-owned subsidiary of NTL Incorporated (“NTL”).

2.                                      Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The Company operated its business as a debtor-in-possession subject to the jurisdiction of the Bankruptcy Court during the period from May 8, 2002 until January 10, 2003. Accordingly, the Company’s consolidated financial statements for periods prior to its emergence from Chapter 11 reorganization were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). In addition, the Company adopted fresh-start reporting upon its emergence from Chapter 11 reorganization in accordance with SOP 90-7. For financial reporting purposes, the effects of the consummation of the Plan as well as adjustments for fresh-start reporting have been recorded in the accompanying condensed consolidated financial statements as of January 1, 2003.

Pursuant to fresh-start reporting, a new entity was deemed created for financial reporting purposes and the carrying values of assets and liabilities were adjusted. The carrying values of assets were adjusted to their reorganization values that are equivalent to their estimated fair values. The carrying values of liabilities were adjusted to their present values. Since fresh-start reporting materially changed the carrying values recorded in the Company’s consolidated balance sheet, a black line separates the financial statements for periods after the adoption of fresh-start reporting from the financial statements for periods prior to the adoption.

The term “Predecessor Company” refers to the Company and its subsidiaries for periods prior to and including December 31, 2002. The term

“Reorganized Company” refers to the Company and its subsidiaries for periods subsequent to January 1, 2003. The effects of the consummation of the Plan as well as adjustments for fresh-start reporting recorded as of January 1, 2003 are Predecessor Company transactions and are presented in the accompanying consolidated statements of operations and cash flows dated January 1, 2003. All other results of operations and cash flows on January 1, 2003 are Reorganized Company transactions.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amounts charged to the Company by a subsidiary of NTL for infrastructure and management support services to the Company, the amount of uncollectible accounts receivable, the amount to be paid to terminate certain agreements included in restructuring costs, the amount to be paid for other liabilities, estimated costs for interconnection, estimates related to the amount of costs to be capitalized in connection with the construction and installation of the Company’s network and facilities and estimates related to the value of investments, long-lived assets and goodwill. Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and entities where the Company’s interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalents

Cash equivalents include highly liquid investments with original maturity of three months or less that are readily convertible to cash. There were no cash equivalents at December 31, 2003 and 2002.

Trade Receivables

The Company’s trade receivables are stated at outstanding principal balance, net of allowance for doubtful accounts. The allowance for doubtful accounts is £1.9 million at December 31, 2003.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers and their dispersion across geographic areas. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2003, the Company did not have significant credit risk concentrations. No single group or customer represents greater than 10% of total accounts receivable.

Fixed Assets

Fixed assets, net at December 31, 2002 are stated at cost less accumulated depreciation. In accordance with SOP 90-7, upon emergence from Chapter 11 reorganization, the Company adopted fresh-start reporting as of January 1, 2003. Pursuant to fresh-start reporting, the carrying values of fixed assets were adjusted to their reorganization values, which were equivalent to their estimated fair values. These adjusted carrying values became the revised cost basis of the Company’s fixed assets at January 1, 2003. Fixed assets, net were written down by £114.0 million to reflect this adjustment. Fixed assets acquired since January 1, 2003, are stated at cost less accumulated depreciation.

The cost of fixed assets includes amounts capitalized for labor and overhead expended in connection with the design and installation of the Company’s operating network equipment and facilities. Costs associated with initial customer installations, additions of network equipment necessary to enable enhanced services, acquisition of additional fixed assets and replacement of existing fixed assets are capitalized. The costs of reconnecting the same service to a previously installed premise are charged to expense in the period incurred. Costs for repairs and maintenance are charged to expense as incurred.

Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment—5 to 30 years and other equipment—5 to 30 years.

Intangible Assets

Intangible assets include goodwill, license acquisition costs, and customer lists. Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases which includes the portion of the purchase price allocated to the value of the workforce in place. License acquisition costs represent the portion of purchase price allocated to the cable television and telecommunications licenses acquired in business combinations. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill was amortized on a straight-line basis over the periods benefited of 20 years and license acquisition costs were amortized on a straight-line basis up to 23 years. Upon the adoption of SFAS No. 142, goodwill and license acquisition costs are no longer amortized. Instead these assets are reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Customer lists represent the portion of the purchase price allocated to the value of the customer base. Customer lists are amortized on a straight-line basis over 5 years.

In addition, the Company’s total reorganization value exceeded the amounts allocable to identifiable assets resulting in a new indefinite-lived intangible asset that is not amortized but is reviewed annually (or more frequently under certain conditions) for impairment in accordance with SFAS No. 142.

Upon the adoption of SFAS No. 142, the Company performed an analysis of its intangible assets acquired before July 1, 2001 to determine whether they should be classified and accounted for as part of or separate from goodwill. The Company reclassified the carrying value of workforce in place included in other intangibles to goodwill. The Company determined that license acquisition costs would no longer be subject to amortization since they are deemed to have an indefinite useful life. The Company also determined that no changes in the remaining useful lives of the customer lists were required.

The Company also performed an evaluation for impairment of its goodwill and license acquisition costs as of January 1, 2002 and determined that no impairment charge was required.

The following table shows the Company’s net (loss) for the year ended December 31, 2001 as adjusted for the adoption of SFAS No. 142, had SFAS No. 142 been in effect on January 1, 2001 (in £’000s).

December 31, 2001
Predecessor Company

Net (loss)—as reported	£(207,073)
Amortization of:
Goodwill	4,850
Franchise costs	27
Other	—

4,877

Net (loss)—as adjusted	£(202,196)

Asset Retirement Obligations

As of January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The adoption of SFAS 143 did not result in any recognition of liabilities during its fiscal year ended December 31, 2003.

The Company accrues for the liability in respect of dilapidations on its leasehold properties over the term of the lease in accordance with SFAS No. 13 Accounting for Leases.

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and amortizable definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company assesses the recoverability of the carrying value of long-lived assets, by first grouping its long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (the asset group) and, secondly, estimating the undiscounted future cash flows that are directly associated with and expected to arise from the use of and eventual disposition of such asset group. The Company estimates the undiscounted cash flows over the remaining useful life of the primary asset within the asset group. If the carrying value of the asset group exceeds the estimated undiscounted cash flows, the Company records an impairment charge to the extent the carrying value of the long-lived asset exceeds its fair value. The Company determines fair value through quoted market prices in active markets or, if quoted market prices are unavailable, through the performance of internal analysis of discounted cash flows or external appraisals. The undiscounted and discounted cash flow analyses are based on a number of estimates and assumptions, including the expected period over which the asset will be utilized, projected future operating results of the asset group, discount rate and long-term growth rate.

Reorganization value in excess of amounts allocable to identifiable assets, goodwill, license acquisition costs and other intangible assets that are not amortized are reviewed for impairment each year.

As of December 31, 2003, the Company reviewed its long-lived assets for impairment. The Company engaged an independent financial adviser to assist in the impairment review. The Company and the independent financial adviser determined that there was no impairment of the Company’s long-lived assets as of December 31, 2003. This determination was based upon various valuation methods, including discounted cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the operations of the Company. Certain factors that were incorporated into the impairment review included the following:

•                                          Reporting unit 10 year cash flow projections.

•                                          Corporate income tax rates of 30% in the UK.

•                                          Present value discount factor of 13.0%.

•                                          Residual value representing the sum of the value beyond 10 years into perpetuity calculated using the Gordon Growth Model.

Deferred Financing Costs

Deferred financing costs are £2.8 million and £9.7 million as of December 31, 2003 and 2002, respectively. Deferred financing costs are incurred in connection with the issuance of debt and are amortized over the term of the related debt using a straight-line basis, since this method is materially consistent with the effective interest basis.

Restructuring Costs

As of January 1, 2003, the Company adopted SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” and recognizes a liability for costs associated with restructuring activities when the liability is incurred. The adoption of SFAS 146 did not have a significant effect on the results of operations, financial condition or cash flows of the Company.

Prior to 2003, the Company recognized a liability for costs associated with restructuring activities at the time of a commitment to restructure was given in accordance with EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.

Revenue Recognition

The Company recognizes revenue only when it is realized or realizable and earned. The Company recognizes revenue when all of the following are present:

•                                          Persuasive evidence of an arrangement exists between the Company and its customers;

•                                          Delivery has occurred or the services have been rendered;

•                                          The price for the service is fixed or determinable; and

•                                          Collectibility is reasonably assured.

Revenues are invoiced and recorded as part of a periodic billing cycle, and are recognized as the services are provided. At the end of each period, adjustments are recorded to defer revenue relating to services billed in advance and to accrue for earned but unbilled services.

•                                          Telephone services and cable television revenues are recognized as the services are provided to customers.

•                                          Rental revenue in respect of line rentals and rental of equipment provided to customers is recognized on a straight-line basis over the term of the rental agreement.

•                                          Internet revenue in respect of broadband services provided to customers is recognized as the service is provided.

•                                          Bundled services revenue is recognized at the time the services are provided to the customer or the performance of all of the services have been completed. The Company applies the provisions of EITF No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” to assess whether the components of the bundled services should be recognized separately.

•                                          Installation revenues are recognized at the time the installation has been completed to the extent that those fees are less than direct selling costs. Installation fees in excess of direct selling costs are deferred and amortized over the expected life of the customer’s connection. The Company applies the provisions of SFAS No. 51 “Financial Reporting by Cable Television Companies” in relation to connection and activation fees for telephone services and internet services, as well as cable television services, on the basis that the Company markets and maintains a unified fiber network through which the Company provides all of these services.

Advertising Expense

The Company charges the cost of advertising to expense as incurred. Advertising costs allocated to the Company by a subsidiary of NTL were £3,138,000, £2,453,000 and £21,000 in 2003, 2002 and 2001, respectively.

3.                                      Reorganization and Emergence from Chapter 11

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

NTL Incorporated and its subsidiaries failed to make interest payments on some of the outstanding notes starting on April 1, 2002. NTL Incorporated also failed to declare or pay dividends on certain series of its outstanding preferred stock owing to a lack of available surplus under Delaware law.

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

Initial purchasers of the Company’s parent company’s Exit Notes also purchased 500,000 shares of the Company’s parent company’s common stock on that date. The gross proceeds from the sale of the Exit Notes and such shares totaled $500.0 million. The proceeds were used in part to repay amounts outstanding under the DIP facility and to purchase from NTL Delaware a £90.0 million note of NTL (UK) Group, Inc. and to repay certain other obligations. Also on January 10, 2003, the Company’s parent company and its lending banks amended its existing credit facilities.

Reorganization Value

The Company, together with its independent financial advisor, determined that the Company’s reorganization value was £556.3 million. This determination was based upon various valuation methods, including discounted projected cash flow analysis, selected comparable market multiples of publicly traded companies and other applicable ratios and economic information relevant to the Company’s operations. Certain factors that were incorporated into the determination of the Company’s reorganization value included the following:

•                                          Reporting unit 10 year cash flow projections

•                                          Corporate income tax rates of 30% in the UK

•                                          Present value discount factor of 15%

•                                          Residual value representing the sum of the value beyond 10 years into perpetuity was calculated using the Gordon Growth Model

The cash flow projections are based on economic, competitive and general business conditions prevailing when the projections were prepared. They are also based on a variety of estimates and assumptions which, though considered reasonable by the Company’s management, may not be realized, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control. A change in the estimates and assumptions about revenue, operating cash flow, tax rates and capital expenditures may have had a significant effect on the determination of the Company’s reorganization value.

The Company’s reorganization value computed as of the Effective Date of January 10, 2003 consisted of the following (in £’000s):

Present value of discounted cash flows of the emerging entity	£518,000
Current assets	28,618
Other assets	9,684

Reorganization value	£556,302

Recapitalization Expense

Recapitalization expense of £3.6 million in the year ended December 31, 2002 consist of charges made during the period with respect to matters involving the bankruptcy.

Recapitalization expense consisted of the following (in £’000s):

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Payroll and related	£—	£(1,865)	£—
Professional Fees	—	(1,749)	—

	£—	£(3,614)	£—

Fresh-start reporting

In accordance with SOP 90-7, the Company adopted fresh-start reporting on January 1, 2003. The following reconciliation of the Predecessor Company’s consolidated balance sheet as of December 31, 2002 to that of the Reorganized Company as of January 1, 2003 gives effect to the Company’s emergence from Chapter 11 reorganization and the adoption of fresh-start reporting.

The Company adopted fresh-start reporting because the holders of NTL’s voting common shares immediately before filing and confirmation of the Plan received less than 50% of NTL’s voting shares of the emerging company, and because the Company’s reorganization value is less than its post-petition liabilities and allowed claims, as shown below (in £’000s):

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

	December 31, 2002			January 1, 2003
	Predecessor company	Emergence from Chapter 11	Fresh-start	Reorganized company

Assets
Current assets
Cash and cash equivalents	£12,168	£—	£—	£12,168
Accounts receivable, net	15,952	—	—	15,952
Other current assets	498	—	—	498

Total current assets	28,618	—	—	28,618
Fixed assets, net	486,142	—	(113,965)	372,177
Deferred financing costs, net	9,684	—	—	9,684
Goodwill	66,647	—	(66,647)	—
Franchise costs	316	—	(316)	—
Customer list	—	—	66,561	66,561
Reorganization value in excess of amounts allocable to identifiable assets	—	—	79,262	79,262
Total assets	£591,407	£—	£(35,105)	£556,302

Liabilities and shareholder’s equity (deficit)
Liabilities not subject to compromise
Current liabilities
Accrued expenses	£10,542	£—	£—	£10,542
Interest payable	—	18,487	—	18,487
Deferred revenue	4,525	—	—	4,525
Due to affiliates	30,655	—	—	30,655
Current portion of long-term debt	1,960	—	(1,708)	252

Total current liabilities	47,682	18,487	(1,708)	64,461
Long-term debt, net of discount	—	203,282	(45,733)	157,549
Long-term debt due to affiliate	—	853,123	(676,092)	177,031
Deferred income taxes	921	—	—	921
Total liabilities not subject to compromise	48,603	1,074,892	(723,533)	399,962
Liabilities subject to compromise
Long-term debt, less current portion	971,567	(971,567)	—	—
Notes payable to affiliates	12,117	(12,117)	—	—
Accrued interest	45,738	(45,738)	—	—
Total liabilities subject to compromise	1,029,422	(1,029,422)	—	—

Shareholder’s equity (deficit)
Ordinary shares	1,478	—	—	1,478
Additional paid-in capital	317,506	14,380	(177,024)	154,862
Accumulated deficit	(805,602)	(59,850)	865,452	—
Total shareholder’s equity (deficit)	(486,618)	(45,470)	688,428	156,340

Total liabilities and shareholder’s equity (deficit)	£591,407	£—	£(35,105)	£556,302

Pro Forma Results of Operations

The condensed consolidated pro forma results of the Company’s operations for the year ended December 31, 2002 and 2001 assuming the Company emerged from Chapter 11 reorganization and adopted fresh-start reporting, and that NTL released the Company from its obligations to pay interest and/or principal on its Senior Discount Notes on January 1, 2001 follows (in £’000s). The pro forma results of the Company’s operations are not necessarily indicative of the results that would have occurred had the Company emerged from Chapter 11 reorganization and adopted fresh-start reporting, and that NTL released the Company from its obligations to pay interest and/or principal on its Senior Discount Notes on January 1, 2001, or that might occur in the future.

	Year Ended December 31,
	2002	2001
	Predecessor Company	Predecessor Company

Total revenue	£176,617	£178,551
Net (loss) income	£(57,264)	£(99,448)

4.                                      Other Charges

In 2003, NTL continued with its restructuring plan. Restructuring charges allocated to the Company in 2003, 2002 and 2001 were £1.0 million, £5.8 million and £7.8 million respectively and are reported in the income statement as other charges. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances. The components of the charges included costs incurred for employee severance, property exit costs and business rationalization consulting costs.

5.                                      Fixed Assets

Fixed assets consist of (in £’000s):

		December 31,
		2003	2002
	Estimated useful life	Reorganized Company	Predecessor Company

Operating equipment	5-30 years	£370,671	£771,778
Other equipment	5-30 years	13,820	24,575
Construction-in-progress		—	4,742

		384,491	801,095
Accumulated depreciation		(46,619)	(314,953)
		£337,872	£486,142

6.                                      Intangible Assets

The change in intangible assets is primarily the result of the £66.6 million increase in the value of customer lists and the £66.9 million decrease in the carrying value of goodwill and franchise costs upon the adoption of fresh-start reporting as of January 1, 2003.

Estimated aggregate amortization expense for each of the five succeeding fiscal years from December 31, 2003 is as follows: £12.6 million in 2004, £12.6 million in 2005, £12.6 million in 2006, £12.6 million in 2007 and £3.6 million in 2008.

7.                                      Liabilities Subject to Compromise

Liabilities subject to compromise at December 31, 2002 consist of the following (in £’000s):

December 31, 2002
Predecessor Company

Diamond Cable Communications Limited:
13 1/4% Senior Discount Notes	£177,136
11 3/4% Senior Disocunt Notes	329,887
10 3/4% Senior Discount Notes	261,262
Diamond Holdings Limited:
10% Senior Sterling Notes	135,000
9 1/8% Senior Notes	68,282
Other:
30% Loan Note	12,117
Acccrued Interest	45,738

£1,029,422

Upon emergence from Chapter 11 reorganization and in accordance with the Plan, NTL acquired all of the Company’s outstanding public notes. On February 4, 2003, NTL released the Company from any further obligations to pay interest and/or principal on these notes. The Diamond Holdings Notes remain outstanding.

8.                                      Long-term Debt

Long-term debt consists of the following (in £’000s):

	December 31, 2003	December 31, 2002
	Reorganized company	Predecessor company

10% Senior Sterling Notes, less unamortized discount of £21,689 (2003)	£113,311	£—
9 1/8% Senior Notes, less unamortized discount of £14,857 (2003)	46,739	—
Mortgage loan	1,793	1,960

	161,843	1,960
Less current portion	(252)	(1,960)
	£161,591	£—

Outstanding Public Notes

On February 6, 1998 Diamond Holdings issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”) at par. The Company has fully and unconditionally guaranteed the 1998 Notes as to principal, interest and any other amounts due. Net proceeds received by Diamond Holdings amounted to £195.0 million after issuance costs of £7.0 million. Interest on the 1998 Notes is payable semiannually in arrears from August 1, 1998. The 1998 Notes are redeemable, in whole or in part, at the option of Diamond Holdings at any time on or after February 1, 2003 at scheduled redemption rates.

Other Outstanding Indebtedness

The Group entered into a mortgage loan agreement of £2.5 million to fund the construction of the Company’s headquarters in Nottingham. The mortgage is repayable over a period of 20 years commencing July 31, 1995, the date of draw down, subject to a capital repayment moratorium which expired in September 1996. Interest is paid monthly at a rate of LIBOR + 1 1/2%.

Long-term debt repayments, excluding capital leases, are due as follows (in £’000s).

Year ended December 31:
2004	£252
2005	252
2006	252
2007	252
2008	196,848
Thereafter	528
Total debt payments	198,384
Less: current portion	£(252)
£198,132

9.                                      Income Taxes

The (benefit) expense for income taxes consists of the following (in £’000s):

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Current UK income taxes	£—	£—	£—
Deferred UK income taxes	(921)	921	—
Total tax (benefit) expense	£(921)	£921	£—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets are as follows (in £’000s):

	December 31,
	2003	2002
	Reorganized Company	Predecessor Company

Deferred tax assets:
Net operating loss carryforwards	£161,579	£170,442
Capital losses	386	386
Property and equipment	130,578	94,112
Other	3,210	884
Total deferred tax assets	295,753	265,824
Valuation allowance	(279,553)	(265,824)
Net deferred tax assets	16,200	—
Deferred tax liabilities:
Intangibles	16,200	—
Other	—	921
Total deferred tax liability	16,200	921
Net deferred tax liability	£—	£921

At December 31, 2003 and 2002, the Company had a valuation allowance against its deferred tax assets to the extent it was not more likely than not that such assets would be realized in the future.

On the adoption of Fresh-Start reporting, adjustments were made to the Company’s deferred tax position, resulting in an increase in both assets and liabilities. The net increase in assets was offset by an increase in the valuation allowance. To the extent the Company realizes a benefit attributable to the valuation allowance that existed as of January 10, 2003, such benefit would result in a decrease to excess reorganization value and then a pro-rata decrease among other long-lived assets.

At December 31, 2003, the Group has tax net operating losses carried forward of approximately £538 million and capital losses carried forward of approximately £1 million. The net operating losses have an unlimited carry forward under UK tax law (subject to restrictions on a loss carried forward where there is a change in group ownership, as occurred on 10 January 2003, and also a major change in the nature or conduct of the business or an increase of capital of the company) but are limited in their use to the type of business which generated the loss. Capital losses carried forward may only be set against capital gains.

The reconciliation of income taxes computed at the UK statutory rates to income tax (benefit) expense is as follows (in £’000s):

	Year Ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Expected (benefit) at statutory UK rate (30%)	£(18,490)	£(1,827)	£(62,122)
Non-deductible expenses	103	513	2,351
UK losses with no tax benefit	17,466	1,314	59,771
Other	—	921	—
Total tax (benefit) expense	£(921)	£921	£—

10.                               Fair Values of Financial Instruments

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

Cash and cash equivalents:  The carrying amounts reported in the consolidated balance sheets approximate fair value.

Marketable securities: The carrying amounts reported in the consolidated balance sheets approximate fair value.

Long-term debt:  The carrying amounts of the bank credit facilities approximate their fair values. The fair values of the Company’s other debt in the following table are based on the quoted market prices.

The carrying amounts and fair values of the Company’s financial instruments are as follows (in £’000s):

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	Reorganized Company		Predecessor Company

1994 Notes	£—	£—	£177,136	£21,256
1995 Notes	—	—	329,887	39,586
1997 Notes	—	—	261,262	31,351
1998 Notes	160,050	203,138	203,282	155,841
30% Loan Note	—	—	11,735	11,735

11.                               Related Party Transactions

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

The related charges, which began in the fourth quarter of 1999, represent the Group’s portion of costs incurred by a subsidiary of NTL for the benefit of all UK operations within NTL. These charges are made on the basis of an allocation formula appropriate to each category of charge. The Group was charged £95.2 million, £94.5 million and £80.7 million in 2003, 2002 and 2001, respectively. For 2003 £35.5 million was included in operating costs and £59.7 million was included in selling, general and administrative expense. For 2002 £36.6 million was included in operating costs and £57.9 million was included in selling, general and administrative expense. For 2001 £29.8 million was included in operating costs and £50.9 million was included in selling general and administrative expense. It is not practicable to determine the amount of these expenses that would have been incurred had the Group operated as an unaffiliated entity.

As of December 31, 2003, the due to affiliates balance includes payments made to third parties on behalf of the Group by a subsidiary of NTL. The Group has reduced direct transactions with third parties as a result of the continued integration of the Group with NTL. The Group has therefore had its liabilities to third parties significantly reduced, with a rise in amounts due to affiliates. The payments made on behalf of the Group represent directly attributable expenses incurred by the Group.

Other expenses of £5.8 million and reorganization items of £2.8 million in 2002 were allocated to the Group by a subsidiary of NTL. The 2002 expense includes employee severance and related costs. These charges are made on the basis of an allocation formula appropriate to each category of charge that is based on management’s judgement of a reasonable methodology given the facts and circumstances.

12.                               Commitments and Contingent Liabilities

As of December 31, 2003, the Group had no commercial commitments.

The Group is involved in certain disputes and litigation arising in the ordinary course of its business. None of these matters are expected to have a material adverse effect on the Group’s financial position, results of operations or cash flows.

13.                               Industry Segments

The Group has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Group’s operations are a single segment.

14.                               Condensed consolidated financial statements

On February 6, 1998, the Company’s subsidiary, Diamond Holdings, issued £135.0 million principal amount of its 10% Senior Notes due February 1, 2008 and $110.0 million principal amount of its 9 1/8% Senior Notes due February 1, 2008 (together, the “1998 Notes”). The Company has fully and unconditionally guaranteed the 1998 Notes as to principal, interest and other amounts due. The Company has no independent operations and no subsidiaries other than Diamond Holdings. Diamond Holdings is restricted in its ability to make funds available to the Company except for funds to pay interest on our notes and £5.0 million annually. The Company presents the following condensed consolidating financial information as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 and January 1, 2003 as required by Article 3-10(c) of Regulation S-X.

	Year ended December 31, 2003
Statements of operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Revenue	£—	£—	£186,032	£—	£186,032
Costs and expenses
Operating costs	—	—	(78,991)	—	(78,991)
Selling, general and administrative expenses	—	—	(59,655)	—	(59,655)
Other charges	—	—	(956)	—	(956)
Depreciation and amortization	—	—	(59,180)	—	(59,180)
	—	—	(198,782)	—	(198,782)
Operating loss	—	—	(12,750)	—	(12,750)
Other income (expense)
Interest income	4,200	18,698	227	(22,898)	227
Interest expense and amortization of debt discount and expenses	—	(29,648)	(98)	—	(29,746)
Interest expense to affiliates	(30,198)	(917)	(21,981)	22,898	(30,198)
Foreign currency gains (losses), net	5,573	(660)	5,920	—	10,833
Income tax benefit	921				921
Equity in net loss of subsidiary	(41,209)	(28,682)	—	69,891	—
Net (loss) income	£(60,713)	£(41,209)	£(28,682)	£69,891	£(60,713)

	January 1, 2003
Statements of operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Interest expense to affiliates	£(59,850)	£—	£—	£—	£(59,850)
Fresh start adoption	676,092	47,441	(35,105)	—	688,428
Equity in net loss of subsidiary	12,336	(35,105)	—	22,769	—
Net income (loss)	£628,578	£12,336	£(35,105)	£22,769	£628,578

	Year ended December 31, 2002
Statements of operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Revenue	£—	£—	£176,617	£—	£176,617
Costs and expenses
Operating costs	—	—	(87,232)	—	(87,232)
Selling, general and administrative expenses	—	—	(57,913)	—	(57,913)
Other charges	—	—	(5,750)	—	(5,750)
Depreciation and amortization	—	—	(60,856)	—	(60,856)
	—	—	(211,751)	—	(211,751)
Operating loss	—	—	(35,134)	—	(35,134)
Other income (expense)
Interest income	113,830	18,920	1,024	(132,370)	1,404
Interest expense and amortization of debt discount and expenses	(38,156)	(21,254)	(139)	—	(59,549)
Interest expense to affiliates	(524)	—	(132,370)	132,370	(524)
Foreign currency gains (losses), net	(8,081)	283	99,124	—	91,326
Recapitalization expense	(1,807)	(1,807)	—	—	(3,614)
Income tax expense	(921)	—	—	—	(921)
Equity in net loss of subsidiary	(71,353)	(67,495)	—	138,848	—
Net (loss) income	£(7,012)	£(71,353)	£(67,495)	£138,848	£(7,012)

	Year ended December 31, 2001
Statements of operations	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Revenue	£—	£—	£178,551	£—	£178,551
Costs and expenses
Operating costs	—	—	(92,774)	—	(92,774)
Selling, general and administrative expenses	(11)	(5)	(77,749)	—	(77,765)
Other charges	—	—	(7,816)	—	(7,816)
Depreciation and amortization	—	—	(60,901)	—	(60,901)
	(11)	(5)	(239,240)	—	(239,256)
Operating loss	(11)	(5)	(60,689)	—	(60,705)
Other income (expense)
Interest income	109,398	18,506	570	(127,904)	570
Interest expense and amortization of debt discount and expenses	(100,267)	(21,205)	(127,988)	127,904	(121,556)
Foreign currency gains (losses), net	(559)	—	(24,823)	—	(25,382)
Equity in net loss of subsidiary	(215,634)	(212,930)	—	428,564	—
Net (loss) income	£(207,073)	£(215,634)	£(212,930)	£428,564	£(207,073)

	December 31, 2003
Balance sheets	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Current assets	£—	£—	£29,131	£—	£29,131
Investments in and advances to subsidiaries	310,897	476,344	—	(787,241)	—
Fixed and non current assets	—	2,824	471,134	—	473,958
	£310,897	£479,168	£500,265	£(787,241)	£503,089

Current liabilities	£—	£7,967	£22,634	£—	£30,601
Long-term debt	—	160,050	1,541	—	161,591
Due to affiliates	19,845	19,845	206,342	(226,187)	19,845
Deferred income taxes	—	—	—	—	—
Shareholder’s equity (deficit)	291,052	291,306	269,748	(561,054)	291,052
Total liabilities and shareholder’s equity (deficit)	£310,897	£479,168	£500,265	£(787,241)	£503,089

	December 31, 2002
Balance sheets	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Current assets	£238	£239	£28,141	£—	£28,618
Investments in and advances to subsidiaries	315,549	(468,266)	—	152,717	—
Fixed and non current assets	6,169	3,515	553,105	—	562,789
	£321,956	£(464,512)	£581,246	£152,717	£591,407

Current liabilities	£—	£—	£47,682	£—	£47,682
Long-term debt	—	—	—	—	—
Due to affiliates	—	—	1,206,489	(1,206,489)	—
Liabilities subject to compromise	807,653	221,769	—	—	1,029,422
Deferred income taxes	921	—	—	—	921
Shareholder’s equity (deficit)	(486,618)	(686,281)	(672,925)	1,359,206	(486,618)
Total liabilities and shareholder’s equity (deficit)	£321,956	£(464,512)	£581,246	£152,717	£591,407

	Year ended December 31, 2003
Statements of cash flows	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £000s)

Net cash (used in) provided by operating activites	£—	£(30,068)	£5,982	£20,005	£(4,081)
Investing activities:
(Advances to) repayments from subsidiaries, net	(19,993)	10,075	—	9,918	—
Purchase of property and equipment	—	—	(13,527)	—	(13,527)
Net cash provided by (used in) investing activities	(19,993)	10,075	(13,527)	9,918	(13,527)
Financing activities:
Principal payments	—	—	(171)	—	(171)
Loan from NTL Incorporated	19,923	19,923	10,000	(29,923)	19,923

Net cash provided by (used in) financing activities	19,923	19,923	9,829	(29,923)	19,752

(Decrease) increase in cash and cash equivalents	(70)	(70)	2,284	—	2,144
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£—	£—	£14,312	£—	£14,312

January 1, 2003
Statements of cash flows	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
(in £’000s)

Net cash (used in) provided by operating activites	£—	£—	£—	£—	£—
Investing activities:
Net cash provided by (used in) investing activities	—	—	—	—	—
Financing activities:
Net cash provided by (used in) financing activities	—	—	—	—	—
Change in cash	—	—	—	—	—
Cash and cash equivalents at beginning of period	70	70	12,028	—	12,168

Cash and cash equivalents at end of period	£70	£70	£12,028	£—	£12,168

	Year ended December 31, 2002
Statements of cash flows	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Net cash (used in) provided by operating activites	£(13,799)	£(10,568)	£25,251	£10,853	£11,737
Investing activities:
Investment in subsidiaries	(70)	—	—	70	—
(Advances to) repayments from subsidiaries, net	285	10,568	—	(10,853)	—
Purchase of property and equipment	—	—	(16,783)	—	(16,783)
Proceeds from disposition of property and equipment	—	—	31	—	31
Net cash provided by (used in) investing activities	215	10,568	(16,752)	(10,783)	(16,752)
Financing activities:
Principal payments	—	—	(280)	—	(280)
Capital lease payments	—	—	(476)	—	(476)
Loan Notes payable to NTL Incorporated	13,264	—	—	—	13,264
Contributions from NTL Incorporated	140	70	—	(70)	140
Net cash provided by (used in) financing activities	13,404	70	(756)	(70)	12,648
(Decrease) increase in cash	(180)	70	7,743	—	7,633
Cash and cash equivalents at beginning of period	250	—	4,285	—	4,535
Cash and cash equivalents at end of period	£70	£70	£12,028	£—	£12,168

	Year ended December 31, 2001
Statements of cash flows	Diamond Cable	Diamond Holdings	Subsidiaries	Adjustments	Consolidated Diamond Cable
	(in £’000s)

Net cash (used in) provided by operating activites	£(20,011)	£(18,495)	£(75,436)	£(167)	£(114,109)
Investing activities:
Investment in subsidiaries	(143,176)	(139,658)	—	282,834	—
(Advances to) repayments from subsidiaries, net	(15,144)	14,977	—	167	—
Purchase of property and equipment	—	—	(66,342)	—	(66,342)
Proceeds from disposition of property and equipment	—	—	89	—	89
Net cash provided by (used in) investing activities	(158,320)	(124,681)	(66,253)	283,001	(66,253)
Financing activities:
Principal payments	—	—	—	—	—
Capital lease payments	—	—	(1,538)	—	(1,538)
Contributions from NTL Incorporated	178,269	143,176	139,658	(282,834)	178,269
Net cash provided by (used in) financing activities	178,269	143,176	138,120	(282,834)	176,731
Decrease in cash	(62)	—	(3,569)	—	(3,631)
Cash and cash equivalents at beginning of period	312	—	7,854	—	8,166
Cash and cash equivalents at end of period	£250	£—	£4,285	£—	£4,535

DIAMOND CABLE COMMUNICATIONS LIMITED

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
(in £’000s)

	December 31, 2003	December 31, 2002
	Reorganized company	Predecessor company

Assets
Current assets
Cash and cash equivalents	£—	£70
Other	—	168
Total current assets	—	238
Investments in and advances to subsidiaries	310,897	315,549
Deferred financing costs less accumulated amortization of £12,067 (2002)	—	6,169
Total assets	£310,897	£321,956

Liabilities and shareholder’s equity (deficit)
Liabilities not subject to compromise
Current liabilities
Other	£—	£—
Total current liabilities	—	—
Loans due to NTL Incorporated	19,845
Deferred income taxes	—	921
Liabilities subject to compromise	—	807,653
Shareholder’s deficiency:
Ordinary shares: 15,000,060 authorized: 59,138,951 issued and outstanding	1,478	1,478
Additional paid-in capital	350,287	317,506
Accumulated deficit	(60,713)	(805,602)
Total shareholder’s equity (deficit)	291,052	(486,618)

Total liabilities and shareholder’s equity (deficit)	£310,897	£321,956

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF OPERATIONS
(in £’000s)

	Year ended December 31,
	2003	2002	2001
	Reorganized Company	Predecessor Company	Predecessor Company

Costs and expenses
Selling, general and administrative and other	£—	£—	£11
Operating (loss)	—	—	(11)
Other income (expense)
Interest income	4,200	113,830	109,398
Interest expense and amortization of debt discount and expenses (contractual interest £100,858 in 2002)	—	(38,156)	(100,267)
Interest due to NTL Incorporated (contractual interest £2773 in 2002)	(30,198)	(524)	—
Foreign exchange gains (losses), net	5,573	(8,081)	(559)
Recapitalization expense	—	(1,807)	—
Equity in net loss of affiliates	(41,209)	(71,353)	(215,634)

Loss before income taxes	(61,634)	(6,091)	(207,073)
Income tax benefit (expense)	921	(921)	—

Net loss	£(60,713)	£(7,012)	£(207,073)

January 1, 2003
Predecessor company

Interest expense to affiliate	£(59,850)
Fresh-start adoption—long-term debt	676,092
Equity in net loss of affiliates	12,336

Net income	£628,578

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS
(in £’000s)

	Year ended December 31,
	2003	2002	2001
	Reorganized company	Predecessor company	Predecessor company

Net cash (used in) operating activities	£—	£(13,799)	£(20,011)

Investing activities
Investment in subsidiaries	—	(70)	(143,176)
(Advances to) repayments from subsiciaries, net	(19,993)	285	(15,144)
Net cash (used in) provided by investing activites	(19,993)	215	(158,320)
Financing activities
Issue of 30% loan note	—	13,264	—
Loan from NTL Incorporated	19,923	—	—
Contributions from NTL Inc.	—	140	178,269
Net cash provided by financing activities	19,923	13,404	178,269
Decrease in cash and cash equivalents	(70)	(180)	(62)
Cash and cash equivalents, beginning of period	70	250	312

Cash and cash equivalents, end of period	£—	£70	£250

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—	£—	£—

January 1, 2003
Predecessor company

Net cash (used in) provided by operating activities	£—

Investing activities
Net cash used in investing activites	—

Financing activities
Net cash provided by financing activities	—
Change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	12,168
Cash and cash equivalents, end of period	£12,168

Supplemental disclosure of cash flow information
Cash paid during the period for interest	£—

See accompanying notes.

DIAMOND CABLE COMMUNICATIONS LIMITED
NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

1.                                      Basis of Presentation

In the Company’s condensed financial statements the Company’s investment in its subsidiaries is stated at cost plus equity in the undistributed earnings of the subsidiaries. The Company’s share of net loss of its subsidiaries is included in net loss using the equity method of accounting. The condensed financial statements should be read in conjunction with the Company’s consolidated financials statements.

2.                                      Other

The Company’s subsidiaries made no cash payments to the registrant in 2003.

DIAMOND CABLE COMMUNICATIONS LIMITED
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	(Deductions From) Additions to Reserves(a)	Balance at End of Year
	(In £’000s)

Allowance for Doubtful Accounts
Reorganized Company
December 31, 2003	£—	£2,562	£(680)	£1,882

Predecessor Company
December 31, 2002	8,373	1,357	(6,885)	2,845
December 31, 2001	6,518	3,932	(2,077)	8,373

(a)                                  Uncollectible accounts written off.